Form 10-K
period 2020-12-31
MOSAIC CO
filed 2021-02-22
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
______________________________
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐  Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant’s outstanding voting common stock, and consisting of shares of Common Stock, was approximately $4.7 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 379,093,342 shares of Common Stock as of February 12, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2021 Annual Meeting of Stockholders (Part III)

2020 FORM 10-K CONTENTS

PART I.
Item 1. Business.
OVERVIEW
The Mosaic Company is the world’s leading producer and marketer of concentrated phosphate and potash crop nutrients. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in approximately 40 countries. We are the second largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in North America and Brazil. Following our January 8, 2018 acquisition (the “Acquisition”) of the global phosphate and potash operations of Vale S.A. conducted through Mosaic Fertilizantes P&K S.A. (formerly Vale Fertilizantes S.A.), we are the leading fertilizer production and distribution company in Brazil. We mine phosphate rock in Florida, Brazil and Peru. We process rock into finished phosphate products at facilities in Florida, Louisiana and Brazil. Upon completion of the Acquisition, we became the majority owner of an entity operating a phosphate rock mine in the Bayovar region in Peru, in which we previously held a minority equity interest. We are one of the four largest potash producers in the world. We mine potash in Saskatchewan, New Mexico and Brazil. We have other production, blending or distribution operations in Brazil, China, India and Paraguay, as well as a strategic equity investment in a joint venture that operates a phosphate rock mine and chemical complexes in the Kingdom of Saudi Arabia. Our distribution operations serve the top four nutrient-consuming countries in the world: China, India, the United States and Brazil.
The Mosaic Company is a Delaware corporation that was incorporated in March 2004 and serves as the parent company of the business that was formed through the October 2004 combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Tampa, Florida.
We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into three reportable business segments: Phosphates, Potash and Mosaic Fertilizantes. Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments were no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the year ended December 31, 2018, were recast to reflect this change.
The following charts show the respective contributions to 2020 sales volumes, net sales and gross margin for each of our business segments in effect at December 31, 2020:
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
Mosaic Fertilizantes Segment — We produce and sell phosphate and potash-based crop nutrients, and animal feed ingredients, in Brazil. In addition to five phosphate rock mines, four chemical plants and a potash mine in Brazil, this segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. The Mosaic Fertilizantes segment also serves as a distribution outlet for our Phosphates and Potash segments. We account for approximately 70% of estimated annual production of concentrated phosphate crop nutrients in Brazil and 100% of estimated annual potash production in Brazil.
As used in this report:
•“Mosaic” means The Mosaic Company;
•“we”, “us”, and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;
•“Cargill” means Cargill, Incorporated and its direct and indirect subsidiaries, individually or in any combination;
•“Cargill Crop Nutrition” means the crop nutrient business we acquired from Cargill in the Combination;
•“Combination” means the October 22, 2004 combination of IMC and Cargill Crop Nutrition; and
statements as to our industry position reflect information from the most recent period available.
Business Developments during 2020
•We continue to transform our cost structure. Mosaic Fertilizantes exceeded the previously announced $50 million of transformational savings targeted for 2020. The Esterhazy K3 mine development project continues to progress, with the sixth automated miner commissioned during the year. We produced 1.3 million tonnes of MOP from the Esterhazy K3 mine in 2020. After achieving five of seven 2021 company cost targets in the second quarter of 2020, we announced new targets for 2023 in September.
•During the second quarter, Ma'aden Wa'ad Al Shamal Phosphate Company (“MWSPC”), a subsidiary of Saudi Arabian Mining Company, in which Mosaic holds a 25 percent interest, refinanced its project level debt. The refinancing removes recourse to Mosaic by all lenders to MWSPC, and defers principal paydown until June 30, 2022, enhancing expected free cash flow. Mosaic's contractual commitment to make future cash contributions to MWSPC has also been eliminated.
•On June 26, 2020, we filed petitions with the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions is to remedy the distortions that we believe foreign subsidies have caused or are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition. On August 7, 2020, the ITC preliminarily determined that there is a reasonable indication that the U.S. phosphate industry is materially injured by reason of imports of phosphate fertilizers that are allegedly subsidized by the governments of Morocco and Russia. On November 23, 2020, the DOC preliminarily determined that counteravailable subsidies were being provided by those governments and on February 9, 2021 the DOC determined final counteravailable subsidy rates. A final determination by the ITC as to whether these subsidized imports has harmed or threatens to harm the U.S. phosphate industry is expected in March 2021.
•In July, 2020, we extended the term and increased the limit of our revolving credit facility. As of December 31, 2020, we held a liquidity position in excess of $3.3 billion, including cash and available committed and uncommitted lines of credit, of $574 million, $2.2 billion and $600 million , respectively.
•In response to Covid-19, we implemented measures in 2020 that were intended to provide for the immediate health and safety of our employees, including working remotely and alternating work schedules, in order to minimize the number of employees at a single location. In an effort to contain the spread of the virus, many government authorities, at locations where we do business, issued “social distancing or shelter-in-place” orders. In accordance with such orders, operations at our Miski Mayo mine in Peru were closed on March 16, 2020 and resumed on May

13, 2020. Our Patrocino operations in Brazil were also closed for ten days, restarting operations on April 7, 2020. We also delayed planned maintenance at certain locations until the fourth quarter of 2020 which resulted in increased costs. These events resulted in minimal disruptions to our operations. Our response to the pandemic was effective throughout the year in limiting the impacts on our operating facilities, employees, supply chain and logistics.
We have included additional information about these and other developments in our business during 2020 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to our Consolidated Financial Statements.
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
BUSINESS SEGMENT INFORMATION
The discussion below of our business segment operations should be read in conjunction with the following information that we have included in this report:
•The risk factors discussed in this report in Part I, Item 1A, “Risk Factors.”
•Our Management’s Analysis.
•The financial statements and supplementary financial information in our Consolidated Financial Statements (“Consolidated Financial Statements”).
This information is incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”
Phosphates Segment
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. We have a 75% economic interest in the Miski Mayo Phosphate Mine in Peru, which is included in the results of our Phosphates segment. On June 18, 2019, we permanently closed our Plant City, Florida production facility. On September 24, 2019, Mosaic entered into a long-term lease agreement with Anuvia Plant Nutrition to lease certain assets at that location.
The following map shows the locations of each of our phosphate concentrates plants in the United States and each of our active, temporarily idled, and planned phosphate mine locations, including beneficiation plants, in Florida. The reserves associated with our Ona location have been allocated to other active mines based on our future mining plans:

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
Planned Phosphate Mine
Temporarily Idled

The following map shows the location of the Miski Mayo phosphate mine in Peru:
U.S. Phosphate Crop Nutrients and Animal Feed Ingredients
Our U.S. phosphates operations have capacity to produce approximately 4.5 million tonnes of phosphoric acid (“P2O5”) per year, or about 7% of world annual capacity and about 59% of North American annual capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 4.1 million tonnes during 2020. Our U.S. operations account for approximately 8% of estimated global annual production and 57% of estimated North American annual output.
Our phosphate crop nutrient products are marketed worldwide to crop nutrient manufacturers, distributors, retailers and farmers. Our principal phosphate crop nutrient products are:
•Diammonium Phosphate (18-46-0) Diammonium Phosphate (“DAP”) is the most widely used high-analysis phosphate crop nutrient worldwide. DAP is produced by first combining phosphoric acid with anhydrous ammonia in a reaction vessel. This initial reaction creates a slurry that is then pumped into a granulation plant where it is reacted with additional ammonia to produce DAP. DAP is a solid granular product that is applied directly or blended with other solid plant nutrient products such as urea and potash.
•Monoammonium Phosphate (11-52-0) Monoammonium Phosphate (“MAP”) is the second most widely used high-analysis phosphate crop nutrient and the fastest growing phosphate product worldwide. MAP is also produced by first combining phosphoric acid with anhydrous ammonia in a reaction vessel. The resulting slurry is then pumped into the granulation plant where it is reacted with additional phosphoric acid to produce MAP. MAP is a solid granular product that is applied directly or blended with other solid plant nutrient products.
•MicroEssentials® is a value-added ammoniated phosphate product that is enhanced through a patented process that creates very thin platelets of sulfur and other micronutrients, such as zinc, on the granulated product. The patented process incorporates both the sulfate and elemental forms of sulfur, providing season-long availability to crops.

Production of our animal feed ingredients products is located at our New Wales, Florida facility. We market our feed phosphate primarily under the leading brand names of Biofos® and Nexfos®.
Annual capacity by plant as of December 31, 2020 and production volumes by plant for 2020 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate(a)/DAP/MAP/ MicroEssentials®/Feed Phosphate
	Operational Capacity(b)		Operational Capacity(b)
Facility		Production(c)		Production(c)
Florida:
Bartow(d)	1.1	0.9	2.5	1.6
New Wales	1.7	1.5	4.0	3.1
Riverview	0.9	0.9	1.8	1.6
	3.7	3.3	8.3	6.3
Louisiana:
Faustina	—	—	1.6	1.5
Uncle Sam	0.8	0.8	—	—
	0.8	0.8	1.6	1.5
Total	4.5	4.1	9.9	7.8
______________________________
(a)Our ability to produce processed phosphates has been less than our annual operational capacity stated in the table above, except to the extent we purchase phosphoric acid. Factors affecting actual production are described in note (c) below.
(b)Operational capacity is our estimated long-term capacity based on an average amount of scheduled down time, including maintenance and scheduled turnaround time, and product mix, and no significant modifications to operating conditions, equipment or facilities.
(c)Actual production varies from annual operational capacity shown in the above table due to factors that include, among others, the level of demand for our products, maintenance and turnaround time, accidents, mechanical failure, product mix, and other operating conditions.
(d)On December 19, 2019, we temporarily idled our Bartow, Florida phosphates operations facility to help rebalance the global supply and demand during down-market conditions. Operations resumed on February 24, 2020.
The phosphoric acid produced at Uncle Sam is shipped to Faustina, where it is used to produce DAP, MAP and MicroEssentials®. Our Faustina plant also manufactures ammonia that is mostly consumed in our concentrate plants.
We produced approximately 7.2 million tonnes of concentrated phosphate crop nutrients during 2020 and accounted for approximately 73% of estimated North American annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our Florida phosphate rock mines produced approximately 12.8 million tonnes in 2020 and accounted for approximately 61% of estimated North American annual production. We are the world’s second largest miner of phosphate rock (excluding China) and currently operate four mines in North America with a combined annual capacity of approximately 17.2 million tonnes. Additionally, we own 75% of the Miski Mayo Mine in Peru, which has an annual capacity of 4.0 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.
All of our wholly owned phosphate mines and related mining operations in North America are located in central Florida. During 2020, we operated three active mines in Florida: Four Corners, South Fort Meade and Wingate. On August 31, 2018, we temporarily idled our South Pasture, Florida phosphates mine. We plan to develop the DeSoto reserves to replace reserves that will be depleted at various times in the future. As part of the Acquisition, we acquired an additional 40% economic interest in the Miski Mayo Mine in Peru, which increased our aggregate interest to 75%. Our investment in the Miski Mayo Mine allows us to supplement our other produced rock to meet our overall fertilizer production needs and is the primarily source of rock for our Louisiana operations. Effective with the closing of the Acquisition, we have the right to use or sell to third parties 75% of Miski Mayo's annual production.

The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. Our active Florida phosphate mines are primarily located in what is known as the Bone Valley Member of the Peace River Formation in the Central Florida Phosphate District. The southern portions of the Four Corners and Wingate mines are in what is referred to as the Undifferentiated Peace River Formation, in which the DeSoto reserves we plan to develop are also located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800’s. The potentially mineable portion of the district encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.
In Florida, we extract phosphate ore using large surface mining machines that we own called “draglines.” Prior to extracting the ore, the draglines must first remove a 10 to 50 foot layer of sandy overburden. At our Wingate mine, we also utilize dredges to remove the overburden and mine the ore. We then process the ore at beneficiation plants that we own at each active mine, where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. Prior to commencing operations at any of our planned future mines, we may need to acquire new draglines or move existing draglines to the mines and, unless the beneficiation plant at an existing mine were used, construct a beneficiation plant.
The phosphate deposits of Peru are located within the shallow north-trending Sechura Basin, in the Piura region, hosting successive inter-layered marine sediments of Phosphate. We extract phosphate ore from the Miski Mayo mine using excavators. The ore is then transported by truck to the feeding platform for supply to the feeder-breakers, which feed the conveyor belt for the beneficiation plant that we own. The ore is then processed with successive stages of washing and gravimetric separations of seawater. The final stage of the process is washing with desalinated water to remove salts from the concentrate. The concentrate is then shipped to North America for use in our own production or sold to third parties.
The following table shows, for each of our phosphate mines, annual capacity as of December 31, 2020, and rock production volume and grade for the years 2020, 2019, and 2018:

(tonnes in millions)	Annual Operational Capacity(a)(b)	2020			2019			2018
Facility		Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)

Four Corners(e)	7.0	7.7	62.1	28.4	6.5	62.8	28.7	6.9	62.2	28.5
South Fort Meade	5.5	3.7	62.0	28.4	4.2	61.6	28.2	4.2	63.1	28.9
South Pasture(f)	3.2	—	—	—	—	—	—	1.5	62.5	28.6
Wingate	1.5	1.4	62.0	28.4	1.5	63.5	29.1	1.6	61.3	28.1
North America	17.2	12.8	62.1	28.4	12.2	62.5	28.6	14.2	62.4	28.6

Miski Mayo(g)	4.0	3.3	64.6	29.6	4.0	64.7	29.6	4.1	64.9	29.7
Total	21.2	16.1	62.6	28.6	16.2	63.0	28.8	18.3	62.9	28.8
______________________________
(a)Annual operational capacity is the expected average long-term annual capacity considering constraints represented by the grade, quality and quantity of the reserves being mined as well as equipment performance and other operational factors.
(b)Actual production varies from annual operational capacity shown in the above table due to factors that include, among others, the level of demand for our products, the quality of the reserves, the nature of the geologic formations we are mining at any particular time, maintenance and turnaround time, accidents, mechanical failure, weather conditions, and other operating conditions, as well as the effect of recent initiatives intended to improve operational excellence.
(c)Bone Phosphate of Lime (“BPL”) is a traditional reference to the amount (by weight percentage) of calcium phosphate contained in phosphate rock or a phosphate ore body. A higher BPL corresponds to a higher percentage of calcium phosphate.
(d)The percent of P2O5 in the above table represents a measure of the phosphate content in phosphate rock or a phosphate ore body. A higher percentage corresponds to a higher percentage of phosphate content in phosphate rock or a phosphate ore body.

(e)Production at the Four Corners mine includes rock mined at the South Pasture Extension Mine in Hardee County from September 2018 to December 2018.
(f)On August 31, 2018, we temporarily idled our South Pasture, Florida beneficiation plant for an indefinite period of time.
(g)Annual operational capacity and production tonnes for Miski Mayo are presented on a wet tonne basis based on average moisture levels of 3.5% to 4.5% as it exits the drying process and is prepared for shipping. Operational capacity and production on a dry tonne basis would be 3.8 million tonnes and 3.9 million tonnes respectively.
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
The following table sets forth our proven and probable phosphate reserves as of December 31, 2020:

(tonnes in millions)	Reserve Tonnes (a)(b)(c)		Average BPL(d)	% P2O5
Active Mines
Four Corners(f)	78.9		61.4	28.1
South Fort Meade	14.7		60.9	27.8
Wingate	25.0		61.4	28.1
Miski Mayo(g)	88.2		65.7	30.1
Total Active Mines	206.8		63.2	28.9
Temporarily Idled
South Pasture	136.7		63.2	28.9
Planned Mining
East Ona(h)	110.9		64.5	29.5
DeSoto	149.2	(e)	63.8	29.2
Total Planned Mining	260.1		64.1	29.3
Total Mining	603.6		63.6	29.1
______________________________
(a)Reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, wetland preserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices. Phosphate rock mineral reserve estimates are based on in place material after adjustments for depletion, mining and beneficiation recoveries.
(b)Reserve estimates are generally established by our personnel without a third party review. There has been no third party review of reserve estimates within the last five years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the United States Securities and Exchange Commission (“SEC”).
(c)Of the reserves shown, 526.3 million tonnes are proven reserves, while probable reserves totaled 77.3 million tonnes.
(d)Average product BPL ranges from approximately 62% to 66%.
(e)In connection with the purchase in 1996 of approximately 111.1 million tonnes of the reported DeSoto reserves, we agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, and (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes.
(f)The Four Corners reserves include the Ona West reserve tonnes.
(g)We pay royalties to the government of Peru based on a percentage of net sales and final determined price. These royalty payments average approximately $6 million annually.
(h)The East Ona reserves are expected to be mined through our South Pasture mine location.

We generally own the reserves shown for active mines in the table above, with the only significant exceptions being further described below:
•We own the above-ground assets of the South Fort Meade mine, including the beneficiation plant, rail track and the initial clay settling areas. A limited partnership, South Ft. Meade Partnership, L.P. (“SFMP”), owns the majority of the mineable acres shown in the table for the South Fort Meade mine.
•We currently have a 95% economic interest in the profits and losses of SFMP. SFMP is included as a consolidated subsidiary in our financial statements.
•We have a long-term mineral lease with SFMP. This lease expires on the earlier of December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each BPL short ton mined and shipped from the areas that we lease from it. Royalty payments to SFMP normally average approximately $11 million annually.
•Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds primarily to pay dividends to its equity owners.
•The surface rights to approximately 942 acres for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Under the lease, we paid an immaterial amount of royalties to the U.S. government in 2020.
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
Investments in MWSPC
We own a 25% interest in MWSPC and, in connection with our equity share, we are entitled to market approximately 25% of MWSPC’s production. MWSPC consists of a mine and two chemical complexes (the “Project”) that produce phosphate fertilizers and other downstream phosphates products in the Kingdom of Saudi Arabia. The greenfield project was built in the northern region of Saudi Arabia at Wa’ad Al Shamal Minerals Industrial City, and included further expansion of processing plants in Ras Al Khair Minerals Industrial City, which is located on the east coast of Saudi Arabia. Ammonia operations commenced in late 2016 and on December 1, 2018, MWSPC commenced commercial operations of the phosphate plant, thereby bringing the entire project to the commercial production phase. Phosphate production will gradually ramp-up until it reaches an expected 3.0 million tonnes in annual production capacity. Actual phosphate production was 2.1 million tonnes in 2020. The Project is expected to benefit from the availability of key raw nutrients from sources within Saudi Arabia.
Our cash investment in the Project was $770 million at December 31, 2020. Our obligation to contribute additional equity was eliminated as part of the project debt refinancing in 2020.
Sulfur
We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid, primarily for use in our production of phosphoric acid. We purchased approximately 3.6 million long tons of sulfur during 2020. We purchase the majority of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either directly at our phosphate plants or have it sent for gathering to terminals that are located on the U.S. gulf coast. In addition, we use formed sulfur received through Tampa ports, which are delivered by truck to our New Wales facility and melted through our sulfur melter.
We own and operate a sulfur terminal in Riverview, Florida. We also lease terminal space in Tampa, Florida and Galveston and Beaumont, Texas. We have long-term time charters on two ocean-going tugs/barges and one ocean-going vessel that transports molten sulfur from the Texas terminals to Tampa. We then further transport by truck to our Florida phosphate plants. In addition, we own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Our sulfur logistic assets also include a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck from nearby refineries.
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
Ammonia
We use ammonia together with phosphoric acid to produce DAP, MAP and MicroEssentials®. We consumed approximately 1.2 million tonnes of ammonia during 2020. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia. We purchase approximately one-third of our ammonia from various suppliers in the spot market with the remaining two-thirds either purchased through our ammonia supply agreement (the “CF Ammonia Supply Agreement”) with an affiliate of CF Industries Inc. (“CF”) or produced internally at our Faustina, Louisiana location.
Our Florida ammonia needs are currently supplied under multi-year contracts with both domestic and offshore producers. Ammonia for our Bartow and Riverview plants is terminaled through owned ammonia facilities at the Port of Tampa and Port Sutton, Florida. Ammonia for our New Wales plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that provides for service through 2022, with automatic renewal for an additional two-year period unless either party terminates, as provided in the agreement. Ammonia is transported by pipeline from the terminals to our production facilities. We have service agreements with the operators of the pipelines for Bartow, New Wales, and Riverview, which provided service through June 30, 2022 with an annual auto-renewal provision unless either party objects.
Under the CF Ammonia Supply Agreement, Mosaic agreed to purchase approximately 523,000 to 725,000 metric tonnes of ammonia per year during a term that commenced in 2017 and may extend until December 31, 2032, at a price tied to the prevailing price of U.S. natural gas. The contract provides for early termination at certain dates. For 2020, our minimum purchase obligation was approximately 523,000 metric tonnes, and actual purchases were 527,000 metric tonnes. A specialized tug and barge unit transports ammonia for us between a load location at Donaldsonville, Louisiana and a discharge location at Tampa, Florida. Additional information about this chartered unit and its financing is provided in Note 25 of our Consolidated Financial Statements. We expect a majority of the ammonia purchased under the CF Ammonia Supply Agreement to be received by barge at the port of Tampa and delivered to our Florida facilities as described in the preceding paragraph. While the market prices of natural gas and ammonia have changed since we executed this agreement in 2013 and will continue to change, we expect that the agreement will provide us a competitive advantage over its term, including by providing a reliable long-term ammonia supply.
We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual capacity is approximately 530,000 tonnes. From time to time, we sell surplus ammonia to unrelated parties and/or may transport surplus ammonia to the port of Tampa. In addition, under certain circumstances we are permitted to receive ammonia at Faustina under the CF Ammonia Supply Agreement.
Although ammonia is readily available from many different suppliers and can be transported to our phosphates facilities by a variety of means, ammonia is an important raw material used in our business that has in the past been and may in the future be the subject of volatile pricing. In addition, alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to existing transportation or terminaling facilities. Changes in the price of ammonia or disruptions to ammonia transportation or terminaling could have a material impact on our business. We have included a discussion of ammonia prices in our Management’s Analysis.
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
Our ammonia requirements for our Florida operations are purchased rather than manufactured on site. Therefore, while we typically purchase approximately two million MMbtu of natural gas per year in Florida, it is only used as a thermal fuel for various phosphate production processes.
Florida Land Holdings
We are a significant landowner in the State of Florida, which has in the past been considered one of the fastest areas of population growth in the United States. We own land comprising over 290,000 acres held in fee simple title in central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as certain reclaimed properties, are no longer required for our ongoing operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our real property assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. Our long-term future land use strategy is to optimize the value of our land assets. For example, we developed Streamsong Resort® (the “Resort”), a destination resort and conference center, in an area of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida. In addition to the hotel and conference center, the Resort includes three golf courses, a clubhouse and ancillary facilities.
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
In 2020, we operated two potash mines in Canada, including one shaft mine with a total of three production shafts and one solution mine, as well as one potash shaft mine in the United States. We own related mills or refineries at our mines. In December 2020, we indefinitely idled our potash mine in Colonsay, Saskatchewan. Also, as part of the Acquisition, we acquired a potash project in Kronau, Saskatchewan.
We continue the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine. These shafts added 0.9 million tonnes to our annual potash operational capacity. This includes infrastructure to move ore from K3 to the K1 and K2 mills, which was fully commissioned during the year. In 2020, K3 has transported 4.3 million raw ore tonnes to the K1 and K2 mills. As K3 production ramps up, we plan to cease underground mining at K1 and K2 by mid-2022. We expect to eliminate our brine inflow costs at these two mine shafts by the end of 2021. While we expect brine management costs to be eliminated once K3 is fully operational, an increase in inflow levels could cause us to change our mining processes or abandon those mine shafts prior to completion of K3.
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

SASKATCHEWAN
Colonsay (shaft)
Belle Plaine (solution)
Esterhazy (shaft)
NEW MEXICO
Carlsbad (shaft)
Red MOP
White MOP
K-MAG®
Indefinitely Idled

Our North American potash annualized operational capacity totals 11.2 million tonnes of product per year and accounts for approximately 12% of world annual capacity and 32% of North American annual capacity. Production during 2020 totaled 8.4 million tonnes. We account for approximately 11% of estimated world annual production and 34% of estimated North American annual production.
The following table shows, for each of our potash mines, annual capacity as of December 31, 2020 and volume of mined ore, average grade and finished product output for years 2020, 2019 and 2018:

(tonnes in millions)			2020			2019			2018
Facility	Annualized Proven Peaking Capacity (a)(c)(d)	Annual Operational Capacity (a)(b)(d)(e)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)
Canada
Belle Plaine—MOP	3.9	3.0	12.6	18.0	2.8	11.9	18.0	2.7	10.6	18.0	2.8
Colonsay—MOP(g) (h)	2.6	1.5	—	—	—	1.9	26.5	0.7	3.4	26.8	1.2
Esterhazy—MOP(i)	6.3	6.0	14.5	24.1	5.0	11.9	23.6	3.9	13.9	23.7	4.6
Canadian Total	12.8	10.5	27.1	21.3	7.8	25.7	21.2	7.3	27.9	21.9	8.6
United States
Carlsbad—K-Mag®(j)	0.9	0.7	3.4	5.7	0.6	3.0	6.0	0.6	3.0	6.1	0.6
United States Total	0.9	0.7	3.4	5.7	0.6	3.0	6.0	0.6	3.0	6.1	0.6
Totals	13.7	11.2	30.5	19.5	8.4	28.7	19.6	7.9	30.9	20.4	9.2

______________________________
(a)Finished product.
(b)Actual production varies from annual operational capacity shown in the above table due to factors that include, among others,the level of demand for our products, maintenance and turnaround time, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, accidents, mechanical failure, product mix, and other operating conditions.

(c)Represents full capacity assuming no turnaround or maintenance time.
(d)The annualized proven peaking capacity shown above is the capacity currently used to determine our share of Canpotex, Limited (“Canpotex”) sales. Canpotex members’ respective shares of Canpotex sales are based upon the members’ respective proven peaking capacities for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a proving run at the maximum production level. Alternatively, after January 2017, Canpotex members may elect to rely on an independent engineering firm and approved protocols to calculate their proven peaking capacity. The annual operational capacity reported in the table above can exceed the annualized proven peaking capacity until the proving run has been completed. Our share of Canpotex is 36.2%. It has remained at that level through December 31, 2020.
(e)Annual operational capacity is our estimated long term potash capacity based on the quality of reserves and the nature of the geologic formations expected to be mined, milled and/or processed over the long term, average amount of scheduled down time, including maintenance and scheduled turnaround time, and product mix, and no significant modifications to operating conditions, equipment or facilities. Operational capacities will continue to be updated to the extent new production results impact ore grades assumptions.
(f)Grade % K2O is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.
(g)In August 2019, we temporarily idled our Colonsay, Saskatchewan potash mine for the remainder of 2019 in light of reduced customer demand. On January 28, 2020, we announced that we intend to keep it idled for the foreseeable future. The Colonsay operating capacity will not be included in our operating rate calculation until it resumes operation.
(h)We have the ability to reach an annual operating capacity of 2.1 million tonnes over time by increasing our staffing levels and investment in mine development activities.
(i)The annual operational capacity of Esterhazy increased by 0.7 million tonnes in 2019 reflecting the ramp-up in capacity from the K3 shaft.
(j)K-Mag® is a specialty product that we produce at our Carlsbad facility.
Canadian Mines
We operate two Canadian potash facilities, located in the southern half of the Province of Saskatchewan. They are our solution mine at Belle Plaine and two interconnected mine shafts at our Esterhazy shaft mine. Our shaft mine at Colonsay was indefinitely idled in December 2019. In addition, we are expanding our Esterhazy mine for the K3 shaft.
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

Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	18,229	10,524	117,299	146,052
Leased from Province	51,250	120,511	197,814	369,575
Leased from others	—	3,826	87,726	91,552
Total under control	69,479	134,861	402,839	607,179
We believe that our mineral rights in Saskatchewan are sufficient to support current operations for more than a century. Leases are generally renewable at our option for successive terms, generally 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at our option) that expire from 2023 to 2170.
As part of the Acquisition, Mosaic acquired the assets of Vale Potash Canada Ltd. and its greenfield potash project in the Kronau area approximately 27 kilometers southeast of Regina, Saskatchewan.  In addition, Mosaic leases approximately 294,000 acres of mineral rights from the government of Saskatchewan, and approximately 99,700 acres of freehold mineral rights in the Kronau/Regina area, which have not been developed and are not included in the table above.
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
Since December 1985, we have effectively managed an inflow of salt saturated brine into our Esterhazy mine. At various times since then, we have experienced changing amounts and patterns of brine inflows at Esterhazy. To date, the brine inflow, including our remediation efforts to control it, has not had a material impact on our production processes or volumes. The volume of the net brine inflow (the rate of inflow less the amount we are pumping out of the mine) or net outflow (when we are pumping more brine out of the mine than the rate of inflow) fluctuates and is dependent on a number of variables, such as the location of the source of the inflow; the magnitude of the inflow; available pumping, surface and underground brine storage capacities; underground injection well capacities, and the effectiveness of calcium chloride and cementatious grout used to reduce or prevent the inflows, among other factors. As a result of these brine inflows, we incur expenditures, certain of which have been capitalized and others that have been charged to expense.
While we expect future brine management costs to be eliminated once K3 is fully operational, it is possible that inflow levels at Esterhazy may increase before the shutdown of K1 and K2 mining which could lead us to change our mining processes or abandon those mine shafts. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Our Esterhazy mine has had an inflow of salt saturated brine for more than 30 years” in Part I, Item 1A, “Risk Factors” in this report, which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows. The K3 shafts at our Esterhazy mine are part of our potash expansion plan, which is also designed to mitigate risk from current and future inflows.
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
At the Carlsbad facility, we mine and refine potash from 77,221 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 176 million tonnes of potash mineralization (calculated after estimated extraction losses) in one mining bed evaluated at thicknesses ranging from 6.5 feet to 10 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 32 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of langbeinite are sufficient to support operations for approximately 46.4 years.
Royalties for the U.S. operations amounted to approximately $7.1 million in 2020. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases.
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
Our estimated recoverable potash ore reserves and non-reserve potash mineralization as of December 31, 2020 for each of our mines are as follows:

(tonnes of ore in millions)	Reserves(a)(b)		Potash Mineralization(a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	829	18.0	2,331
Colonsay	295	26.3	432
Esterhazy	875	23.4	688
sub-totals	1,999	21.6	3,451
United States
Carlsbad	167	5.4	—
Totals	2,166	20.3	3,451
______________________________
(a)There has been no third party review of reserve estimates within the last five years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.
(b)Includes 1.3 billion tonnes of proven reserves and 0.8 billion tonnes of probable reserves.
(c)The non-reserve potash mineralization reported in the table in some cases extends to the boundaries of the mineral rights we own or lease. Such boundaries are up to 16 miles from the closest existing sampled mine entry or exploration core hole. Based on available geologic data, the non-reserve potash mineralization represents potash that we expect to mine in the future, but it may not meet all of the technical requirements for categorization as proven or probable reserves under Industry Guide 7.

As discussed more fully above, we either own the reserves and mineralization shown above or lease them pursuant to mineral leases that generally remain in effect or are renewable at our option, or are long-term leases. Accordingly, we expect to be able to mine all reported reserves that are leased prior to termination or expiration of the existing leases.
Natural Gas
Natural gas is used at our Belle Plaine solution mine as a fuel to produce steam and to dry potash products. The steam is used to generate electricity and provide thermal energy to the evaporation, crystallization and solution mining processes. The Belle Plaine solution mine typically accounts for approximately 80% of our Potash segment’s total natural gas requirements for potash production. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines totaled 16 million MMbtu during 2020. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase physical natural gas from Alberta and Saskatchewan using AECO price indices references and transport the gas to our plants via the TransGas pipeline system. The U.S. potash operation in New Mexico purchases physical gas in the southwest respective regional market using the El Paso San Juan Basin market pricing reference. We use financial derivative contracts to manage the pricing on portions of our natural gas requirements.
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

RORAIMA
AMAPÁ
AMAZONAS
PARÁ
MARANHÃO
CEARA
RIO GRANDE DO NORTE
PIAUÍ
PARAÍBA
PERNAMBUCO
ALAGOAS
TOCANTINS
BAHIA
SERGIPE
ONDÓNIA
MATO GROSSO
GOIÁS
DISTRITO FEDERAL
MINAS GERAIS
ESPÍRITO SANTO
MATO GROSSO DO SUL
SÃO PAULO
RIO DE JANEIRO
PARAGUAY
PARANÁ
SANTA CATARINA
RIO GRANDE DO SUL
Warehouse/Blender
Phosphate Production
Port
Phosphate Mine
Potash Production

We are the largest producer and one of the largest distributors of blended crop nutrients for agricultural use in Brazil. We produce and sell phosphate and potash-based crop nutrients, and animal feed ingredients through our operations. Our operations in Brazil include five phosphate mines; four chemical plants and a potash mine. We own and operate ten blending plants in Brazil and one blending plant and port in Paraguay. In addition, we lease several other warehouses and blending units depending on sales and production levels. We also have a 62% ownership interest in Fospar, S.A. (“Fospar”). Fospar owns and operates an SSP (defined below) granulation plant, which produces approximately 0.5 million tonnes of SSP per year, and a deep-water port and throughput warehouse terminal facility in Paranagua, Brazil. The port facility at Paranagua handles approximately 3.0 million tonnes of imported crop nutrients. In 2020, Mosaic Fertilizantes sold approximately 10.6 million tonnes of crop nutrient products and accounted for approximately 25% of fertilizer shipments in Brazil.
We have the capability to annually produce approximately 4.0 million tonnes of phosphate and potash-based crop nutrients and animal feed ingredients. Crop nutrient products produced are marketed to crop nutrient manufacturers, distributors, retailers and farmers.
In addition to producing crop nutrients, Mosaic Fertilizantes purchases phosphates, potash and nitrogen products which are either used to produce blended crop nutrients (“Blends”) or for resale. In 2020, Mosaic Fertilizantes purchased 1.7 million tonnes of phosphate-based products, primarily MicroEssentials®, from our Phosphates segment, and 2.1 million tonnes of potash products from our Potash segment and Canpotex.
Phosphate Crop Nutrients and Animal Feed Ingredients
Our Brazilian phosphates operations have capacity to produce approximately 1.1 million tonnes of phosphoric acid (“P2O5”) per year, or about 76% of Brazilian annual capacity. Phosphoric acid is produced by reacting ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our Brazilian phosphoric acid production totaled approximately 1.1 million tonnes in 2020 and accounted for approximately 91% of Brazilian annual output.
Our principal phosphate crop nutrient products are:
•Monoammonium Phosphate (11-52-0) (MAP) MAP is a crop nutrient composed of two macronutrients, nitrogen and phosphoric acid. This slurry is added inside a rotary drum type granulator with ammonia to complete the neutralization reaction and produce MAP.
•Triple superphosphate (TSP) TSP is a highly concentrated phosphate crop nutrient. TSP is produced from the phosphate rock reaction with phosphoric acid in a kuhlmann type reactor. The process for the production of TSP in Brazil is run of pile where the product undergoes a curing process of approximately seven days for later granulation.
•Single superphosphate (SSP) SSP is a crop nutrient with a low concentration of phosphorus that is used in agriculture because of the sulfur content in its formulation. SSP is produced from mixing phosphate rock with sulfuric acid in a kuhlmann or malaxador type reactor. After the reaction, the product goes to the curing process and then feeds the granulation units.
•Dicalcium phosphate (DCP) Dicalcium phosphate is produced by the reaction of desulphurized phosphoric acid with limestone. At Uberaba, it is produced from the reaction of concentrated phosphoric acid with limestone slurry. At Cajati the phosphoric acid is diluted with dry limestone. The reaction of the DCP occurs in a kuhlmann or spinden type reactor.
Our primary mines and chemical plants are located in the states of Minas Gerais, Sao Paulo, and Goias. Production of our animal feed ingredients products is located at our Uberaba, Minas Gerais, and Cajati, Sao Paulo facilities. We market our feed phosphate primarily under the brand name Foscálcio.
Annual capacity by plant as of December 31, 2020 and production volumes by plant for 2020 are listed below:

(tonnes of ore in millions)	Phosphoric acid		Processed Phosphate(a) (MAP/TSP/SSP/DCP/Feed)
Facility	Capacity(b)	Production(c)	Capacity(b)	Production(c)
Phosphate
Uberaba	0.9	0.9	1.9	1.9
Cajati	0.2	0.2	0.6	0.4
Araxá	—	—	1.0	0.8
Catalao	—	—	0.4	0.4
Total	1.1	1.1	3.9	3.5
______________________________
(a)Our ability to produce processed phosphates has been less than our annual operational capacity as stated in the table above, except to the extent we purchase phosphoric acid. Factors affecting actual production are described in note (c) below.
(b)The annual production capacity was calculated using the hourly capacity, days stopped for annual maintenance and OEE (historical utilization factor and capacity factor).
(c)Actual production varies from annual operational capacity shown in the table above due to factors that include, among others, the level of demand for our products, maintenance and turnaround time, accidents, mechanical failure.
The phosphoric acid produced at Cajati is used to produce DCP. The phosphoric acid produced at Uberaba is used to produce MAP, TSP and DCP.
We produced approximately 3.0 million tonnes of concentrated phosphate crop nutrients during 2020 which accounted for approximately 70% of estimated Brazilian annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and animal feed product. Our phosphate rock production in Brazil totaled approximately 4.3 million tonnes in 2020, which accounted for approximately 82% of estimated

Brazilian annual production. We are the largest producer of phosphate rock in Brazil and currently operate five mines with a combined annual capacity of approximately 5.0 million tonnes. Production of one tonne of MAP requires 1.6 to 1.7 tonnes of phosphate rock. Production of one tonne of SSP requires between 0.6 to 0.7 tonnes of phosphate rock. Production of one tonne of TSP requires 1.4 tonnes of phosphate rock.
Our wholly owned phosphate mines and related mining operations in Brazil are located in the states of Minas Gerais, Goiás and São Paulo. During 2020, we operated five active mines; Araxá, Patrocínio and Tapira, in the state of Minas Gerais; Catalão, in the state of Goiás; and Cajati, in the state of São Paulo.
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
The following table shows the annual capacity of rock production volume and grade for each of our phosphate mines as of December 31, 2020 and 2019:

		2020			2019
(tonnes in millions)	Capacity(a)	Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)
Facility
Catalão	1.0	1.1	75.3	34.5	0.9	74.8	34.2
Tapira	2.1	1.9	77.1	35.3	1.3	77.4	35.4
Araxá/Patrocínio	1.3	0.9	76.5	35.0	0.4	76.5	35.0
Cajati	0.6	0.4	73.8	33.8	0.3	75.6	34.6
Total	5.0	4.3	75.7	34.7	2.9	76.5	35.0
______________________________
(a)Annual operational capacity is the expected average long-term annual capacity considering constraints represented by the grade, quality and quantity of the reserves being mined as well as equipment performance and other operational factors.
(b)Actual production varies from annual operational capacity shown in the above table due to factors that include, among others, the level of demand for our products, the quality of the reserves, the nature of the geologic formations we are mining at any particular time, maintenance and turnaround time, accidents, mechanical failure, weather conditions, and other operating conditions, as well as the effect of recent initiatives intended to improve operational excellence. In 2019, our actual production was negatively impacted by downtime to comply with new standards implemented by Brazil's National Mining Agency.
(c)BPL is a traditional reference to the amount (by weight percentage) of calcium phosphate contained in phosphate rock or a phosphate ore body. A higher BPL corresponds to a higher percentage of calcium phosphate.
(d)The percent of P2O5 in the above table represents a measure of the phosphate content in phosphate rock or a phosphate ore body. A higher percentage corresponds to a higher percentage of phosphate content in phosphate rock or a phosphate ore body.
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

The following table sets forth our proven and probable phosphates reserves as of December 31, 2020:

(tonnes in millions)	Reserve Tonnes (a)(b)(c)(d)	% P2O5
Active Mines
Catalão	69.9	11.1
Tapira	610.5	7.6
Araxá	15.4	11.8
Patrocínio(e)	473.2	12.1
Cajati	68.2	5.1
Total Mines	1,237.2	9.4
______________________________
(a)Tonnage is stated in millions of run of mine dry metric tons and Grade is % P205, after adjustments for depletion, mining dilution and recovery.
(b)Mineral reserves were reviewed by external consulting firms.
(c)Of the reserves shown, 492.0 million tonnes are proven reserves, while probable reserves totaled 745.2 million tonnes.
(d)The cutoff grade for mineral reserves for each deposit is: Araxá - 5.0% P2O5; Cajati - 3.0% P2O5; Catalão - 7.0% P2O5; Patrocínio - 5.0% P2O5; and Tapira - 5.0% P2O5.
(e)The declared reserves correspond to the original scope of the Patrocínio project.

We are required to pay royalties to mineral owners and resource taxes to the Brazilian government for phosphate and potash production. The resource taxes, known as Compensação Financeira pela Exploração de Recursos Minerais or CFEM, are regulated by the National Mining Agency. In 2020, we paid royalties and resource taxes of approximately $8 million.
Sulfur
We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid, one of the key components used in our production of phosphoric acid. We consumed approximately 1.2 million long tons of sulfur for our own production during 2020. We purchase approximately 25% of the volume under annual supply agreements from oil and natural gas refiners, who are required to remove or recover sulfur during the refining process. The remaining 75% is purchased in the spot market. Sulfur is imported through the Tiplam port and transported by rail to the Uberaba plant and by truck to the Araxá and Cajati locations.
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
Ammonia
We use ammonia, together with phosphoric acid, to produce MAP, and to a lesser extent for SSP production. We consumed approximately 169,334 tonnes of ammonia during 2020. Production of one tonne of MAP requires approximately 0.137 tonnes of ammonia. We purchase all of our ammonia under a long-term supply agreement with two suppliers. Ammonia is imported through the Tiplam port and transported by truck to Uberaba, Araxá and Catalão.
We own approximately 1% of the Tiplam terminal in Santos, Sao Paulo. Our ownership percentage, along with a contractual agreement, guarantee us unloading priority for ammonia and also provide us unloading capacity for rock, sulfur and crop nutrients.
Although ammonia is readily available from many different suppliers and can be transported to our phosphates facilities by a variety of means, ammonia is an important raw material used in our business that has in the past been, and in the future could be, subject to volatile pricing. Alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to existing transportation or terminaling facilities. Changes in the price of ammonia or disruptions to ammonia transportation of terminaling could have a material impact on our business. We have included a discussion of ammonia prices in our Management's Analysis.
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
The beneficiation process operation begins at the run-of-mine stockpile. The material is conveyed to the processing circuit where it is divided into seven major units: crushing, concentration, dissolution, drying, compaction, storage and shipping.
Our current potash annualized operational capacity totals 520,000 tonnes of product per year and accounts for 100% of Brazilian annual capacity. Production totaled 438,000 tonnes in 2020, with a K20 grade of 58%. Production during 2020 was negatively impacted by an area of challenging geology, which affected the mine's operating rates.
In 2020, we paid royalties of approximately $5 million related to the leasing of potash assets and mining rights for Taquari.
Reserves
Our estimate of potash reserves is based on exploration drill hole data, seismic data and actual mining results. We believe that all reserves are potentially recoverable using existing production and refinery locations. As of December 31, 2020, we had proven reserves of 5.7 million tonnes and probable reserves of 4.2 million tonnes with an average KCL grade of 23.88%. The cutoff grade is 20% KCI. Based on current estimates, we believe the reserves will be exhausted in 2024.
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
India and China Distribution Businesses
Our China and India distribution businesses market phosphate-, potash- and nitrogen-based crop nutrients and provide other ancillary services to wholesalers, cooperatives, independent retailers, and farmers in the Asia-Pacific regions. These operations provide our Phosphates and Potash segments access to key markets outside of North and South America and serve as a marketing agent for our Phosphates segment. In 2020, the India and China operations purchased 127,737 tonnes of phosphate-based products from our Phosphates segment and MWSPC, and 1,387,743 tonnes of potash products from our

Potash segment and Canpotex. They also purchase phosphates, potash and nitrogen products from unrelated third parties, which we either use to produce blended crop nutrients or for resale.

In China, we own two 300,000-tonne per year capacity blending plants. In 2020, we sold approximately 233,000 tonnes of Blends and distributed another 973,000 tonnes of phosphate and potash crop nutrients in China.

In India, we have distribution facilities to import and sell crop nutrients. In 2020, we distributed approximately 793,000 tonnes of phosphate and potash crop nutrient products in India.
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
We own port facilities in Tampa, Florida and Houston, Texas, which have deep water berth capabilities providing access to the Gulf of Mexico. We discontinued operations at the Houston, Texas facility in 2017. We also own warehouse distribution facilities in Savage, Minnesota; Rosemount, Minnesota; Pekin, Illinois; and Henderson, Kentucky. We anticipate idling of the Savage, Minnesota facility in the first quarter of 2021.
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
Our sales outside of the United States and Canada of potash products are made through Canpotex. Canpotex sales are allocated between its members based on peaking capacity. In 2020, our share of Canpotex sales remained at 36.2%.
Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Mosaic Fertilizantes segment and our China and India distribution businesses, which acquire potash primarily through Canpotex. The countries that account for the largest amount of international potash sales, by volume, are Brazil, China, Indonesia, India and Malaysia.
To service the needs of our customers, our Mosaic Fertilizantes segment includes a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate. The blending and bagging facilities primarily produce Blends from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 18% nitrogen, 50% phosphate, and 32% potash, although this mix differs based on seasonal and other factors. All of our production in Brazil is consumed within the country.
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
Other Products
With a strong brand position in a multi-billion dollar animal feed ingredients global market, our Phosphates segment supplies animal feed ingredients for poultry and livestock to customers in North America, Latin America and Asia. Our potash sales to non-agricultural users are primarily to large industrial accounts and the animal feed industry. Additionally, in North America, we sell potash for de-icing and as a water softener regenerant. In Brazil, we also sell phosphogypsum.
COMPETITION
Because crop nutrients are global commodities available from numerous sources, crop nutrition companies compete primarily on the basis of delivered price. Other competitive factors include product quality, cost and availability of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, and independent crop nutrient companies. Foreign competitors may have access to cheaper raw materials, may not have to comply with as stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over North American companies. We believe that our extensive North American and international production and distribution system provides us with a competitive advantage by allowing us to achieve economies of scale, transportation and storage efficiencies, and obtain market intelligence. Also, we believe our performance products, such as MicroEssentials®, provide us a competitive advantage with customers in North and South America.
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
We believe that we are a low-cost integrated producer of phosphate-based crop nutrients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s second largest producer of concentrated phosphates, as well as the second largest miner of phosphate rock in the world and the largest in the United States, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key inputs, phosphate rock, to our phosphate production facilities. We believe that our position as an integrated producer of phosphate rock provides us with a significant cost advantage over competitors that are non-integrated phosphate producers. In addition, our ownership in the Miski Mayo Mine allows us to supplement our overall phosphate rock needs. We also sell a portion of Miski Mayo production to third parties. MWSPC enables us to not only further diversify our sources of phosphates but also improve our access to key agricultural countries in Asia and the Middle East.
We produce ammonia at our Faustina, Louisiana concentrates plant in quantities sufficient to meet approximately one third of our total ammonia needs in North America. We do not have ammonia production capacity within Florida to serve our Florida operations, but we have capacity to supply a portion of our requirements by transporting produced ammonia from Louisiana to Florida. We purchase additional ammonia from world markets and thus are subject to significant volatility in our purchase price of ammonia. The CF Ammonia Supply Agreement provides us with a long-term supply of a substantial volume of ammonia at prices based on the price of natural gas.
With our dedicated sulfur transportation barges and tugs, and our 50% ownership interest in Gulf Sulphur Services, we are also well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key input, to our Florida and Louisiana phosphate production facilities. We believe that our investments in sulfur logistical and melting assets continue to afford us a competitive advantage compared to other producers in cost and access to sulfur.
With facilities in both central Florida and Louisiana, we are logistically well positioned to fulfill our material needs at very competitive prices. Those multiple production points also afford us the flexibility to optimally balance supply and demand.
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
FACTORS AFFECTING DEMAND
Our results of operations historically have reflected the effects of several external factors which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by, among other factors: crop conditions; changes in agricultural production practices; worldwide economic conditions, including the increasing world population, household incomes, and demand for more protein-rich food, particularly in developing regions such as China, India and Latin America; changing demand for biofuels; variability in commodity pricing; governmental policies; the level of inventories in the crop nutrient distribution channels; customer expectations about farmer economics, future crop nutrient prices and availability, and transportation costs, among other matters; market trends in raw material costs; market prices for crop nutrients; and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the spring and fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.
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
OTHER MATTERS
Employees
We had 12,617 employees as of December 31, 2020, consisting of approximately 9,200 salaried and 3,400 hourly employees. There are also approximately 700 hourly employees at the Miski Mayo mine, of which we own 75% and its results are consolidated within our results of operations.
Labor Relations
As of December 31, 2020:
•We had nine collective bargaining agreements with unions covering certain hourly employees in the U.S. and Canada. Of these employees, approximately 66% are covered under collective bargaining agreements which expire in 2021.
•We had agreements with 27 unions covering all employees in Brazil. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.
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

HUMAN CAPITAL

Our employees are the foundation of our Company. Our 12,617 colleagues embody Mosaic's core values of innovation, collaboration, drive and responsibility; and are the key to enabling us to execute our mission to help the world grow the food it needs.
As of December 31, 2020, our regular employee base was made up of the following:

Country	Male	Female	Total
Australia	1	0	1
Brazil	5,591	910	6,501
Canada	1,691	288	1,979
China	106	49	155
India	58	8	66
Paraguay	43	12	55
United States	3,263	596	3,859
Saudi Arabia	1	—	1
Total	10,754	1,863	12,617
Mosaic is committed to the well-being and development of our employees by creating and cultivating an innovative and collaborative workplace that welcomes, values and respects diversity of people, thoughts, and perspectives; a workplace free of discrimination and intolerant of bias. As part of Mosaic’s strategic priorities, we are committed to prioritizing our internal culture and external partnerships to meet our commitments to our employees and stakeholders and to be an employer of choice for all generations.
•Employee Health and Safety – safety is non-negotiable. We strive for zero harm to people and zero environmental incidents. Through the implementation of the Mosaic Management System, we have established a structured approach to effectively manage and control risk for the safety and well-being of our colleagues, the environment and our shareholders. The management system defines processes that help support a safe work environment and establishes a continuous improvement cycle to adjust for changing conditions and identified risks.
•Global Worker Wellness – extending beyond safety, our wellness programs seek to improve the well-being of our employees – and their families – in the areas of physical and psychological health, and financial security. These programs include health screenings, insurance plans and mental health resources, as well as our EHS Risk Reduction Program, various trainings and flexible schedules.
◦In 2020, we implemented more flexibility into our pay and leave policies and medical plans to help our employees with any potential or confirmed exposure to COVID-19. We limited the number of employees to those who critically needed to be on site and allowed others to work remotely. We also reduced the exposure risk to our employees and contractors. We also put a significant amount of preventative measures in place globally, including mask requirements, social distancing policies, virtual audits, ultraviolet (UV) light installation, filter upgrades and much more.
•Development – Mosaic believes in continually investing in people and their lifelong learning. Mosaic holds training events throughout the year across all of our locations, and hosts an online education platform, GrowingU, which all employees are encouraged to access. Mosaic offers companywide educational reimbursement programs to help employees in each of our operating companies acquire new skills and capabilities to better meet their job responsibilities and provide for future career opportunities within the company. Mosaic supports membership in numerous professional associations and encourages participation in work-related external networking groups. In 2020, Mosaic ran pilot programs to help employees gain the knowledge and skills that we believe will be necessary for the next evolution of our business.
•Community – Mosaic is an active contributor to the communities in which we operate. In addition to philanthropic grants and sponsorships of local programs, we also support and facilitate volunteerism by our employees. We also participate on local committees and associations focused on contributing to the vitality of the people and communities around us.

Like any company, Mosaic experiences turnover and the need to replace talent related to retirement and succession, and most recently, relocation of our headquarters to Tampa, Florida. Mosaic seeks to minimize unwanted turnover through its talent review, succession management, performance management, and compensation processes. For certain roles critical to our operations, such as engineering, operations, and employee health and safety professionals, we maintain specific talent programs, internal development strategies, and recruitment pipelines.
Looking ahead to 2021, Mosaic has established a Diversity and Inclusion Task Force. Its objective is to develop and drive a cohesive, global strategy to advance Mosaic’s commitments to our employees and stakeholders through awareness, education and sustainable action plans. The Task Force plans to continue and build upon current initiatives to ensure equity, inclusion and diversity across our global operations.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers as of February 22, 2021 is set forth below:

Name	Age	Position
Bruce M. Bodine Jr.	49	Senior Vice President - North America
Clint C. Freeland	52	Senior Vice President and Chief Financial Officer
Mark J. Isaacson	58	Senior Vice President, General Counsel and Corporate Secretary
Christopher A. Lewis	58	Senior Vice President - Human Resources
Richard N. McLellan	64	Senior Vice President - Commercial
James “Joc” C. O’Rourke	60	Chief Executive Officer, President and Director
Benjamin J. Pratt	54	Senior Vice President - Government and Public Affairs
Walter F. Precourt III	56	Senior Vice President - Strategy and Growth
Corrine D. Ricard	57	Senior Vice President - Mosaic Fertilizantes
Karen A. Swager	50	Senior Vice President - Supply Chain
Bruce M. Bodine Jr. Mr. Bodine was named Senior Vice President - North America effective April 1, 2020. From January 1, 2019 until his appointment as Senior Vice President - North America, Mr. Bodine served as our Senior Vice President - Phosphates and, also provided executive oversight for the corporate procurement organization. Prior to that, he served as our Senior Vice President - Potash (from June 2016 to December 31, 2018); as our Vice President - Potash (from April to May 2016); as our Vice President - Supply Chain (from August 2015 to March 2016); as our Vice President - Operations Business Development (from October 2014 to August 2015); as Vice President - Operations for our Esterhazy and Colonsay potash production facilities (from July 2013 to October 2014); as the General Manager, Esterhazy (from September 2012 to June 2013); and as the General Manager, Four Corners (from March 2010 to August 2012). Before that, Mr. Bodine held various plant and mine development management positions in the Phosphates segment beginning with Mosaic’s formation in 2004. Mr. Bodine serves as a director of MVM Resources International, B.V., the general partner of Compañia Minera Miski Mayo S.R.L., the joint venture that operates the mines in Peru.
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
Benjamin J. Pratt. Ben Pratt was named Senior Vice President - Government and Public Affairs in April 2020. Previously, Mr. Pratt held the position of Vice President - Corporate Public Affairs, leading corporate communications and U.S. Federal Government relations, as well as Mosaic's corporate social responsibility activities. In addition, Mr. Prat serves as Owner's Representative to Streamsong Resort. Prior to joining Mosaic in February 2012, Mr. Pratt was Senior Vice President, Corporate Communications at Ameriprise Financial, Inc., in Minneapolis. Earlier in his career, he worked in a variety of communications and investor relations capacities at The PNC Financial Services Group in Pittsburgh, and at Lehman Brothers and Bear Stearns, both in New York.
Walter F. Precourt III. Mr. Precourt was named Senior Vice President - Strategy and Growth effective January 1, 2019. From June 2016 through March 2020 he also provided executive oversight for the Environmental, Health and Safety ("EHS") organization. He previously served as Senior Vice President - Phosphates and provided executive oversight for the corporate procurement organization from June 2016 until January 1, 2019, as our Senior Vice President - Potash Operations from May 2012 to June 2016, and before that he led our Environment, Health and Safety organization since joining Mosaic in 2009. Prior to joining Mosaic, Mr. Precourt was employed by cement and mineral component producer Holcim (U.S.) where he initially led its safety transformation and later became Vice President of Environment and Government Affairs. Mr. Precourt started his career at The Dow Chemical Company where he served in a variety of roles in Operations, Technology, Capital Project Management, and Environmental, Health and Safety. Mr. Precourt served as a director and was the past Chairman of the Board of the Saskatchewan Potash Producers Association and was a director of Fertilizer Canada.
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
Karen A. Swager. Ms. Swager was named Senior Vice President - Supply Chain effective April 1, 2020, and also provides executive oversite for the Procurement and corporate EHS teams. From January 1, 2019 until her appointment as Senior Vice President - Supply Chain, she served as Senior Vice President - Potash. Previously, Ms. Swager held leadership positions at Mosaic, including Vice President - Minerals, Vice President - Mining Operations and General Manager in our Phosphates business. She also led the mine planning and strategy group for the Phosphates business.

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

Operational Risks

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

It is possible that the brine inflows risk to employees or management costs may increase to a level which would cause us to change our mining processes or abandon the mines. See the “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” sections of our Management’s Analysis, which sections are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows.

The Covid-19 pandemic may materially adversely affect our business operations and financial condition

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus Covid-19 that spread across the globe a pandemic. In an effort to contain the spread of the virus, many government authorities, at locations where we do business, have issued “social distancing or "shelter in place” or similar orders, which generally direct individuals to remain at their places of residence. The Covid-19 pandemic could significantly disrupt our operations, key suppliers or third-party logistics providers, customers and ultimate end-users due to the spread of the virus, shelter in place orders, quarantines or other measures implemented to prevent the spread of the virus. In some instances, the pandemic has impacted our business. As part of government mandates, our Patrocinio operations in Brazil and Miski Mayo operations in Peru were temporarily suspended at the onset of the pandemic. Patrocinio restarted operations on April 7, 2020, and Miski Mayo resumed operations on May 13, 2020. We also delayed planned maintenance at certain locations until the fourth quarter of 2020 which resulted in increased costs.

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

The occurrence of any of these events or an increase in severity to our employees, customers, vendors or supply chain or renewed or stronger "shelter in place" orders, could have a material adverse effect on our business, financial condition and/or results of operations. The extent to which the Covid-19 pandemic impacts our operations and financial results will depend on future developments that are highly uncertain, including new information concerning the severity of the virus and the cost, time and actions taken to contain its impact.

Other cascading effects of the Covid-19 pandemic that are not currently foreseeable could materially increase our costs, negatively impact our revenue and/or adversely impact our results of operations and liquidity, possibly to a significant degree. We cannot predict the severity or duration of any such impacts. The Covid-19 pandemic could also have the effect of heightening many of the other risks described in this Item 1A of this 2020 10-K Report.

Our operating results are highly dependent upon and fluctuate based upon business and economic conditions and governmental policies affecting the agricultural industry in which we or our customers operate. These factors are outside of our control and may significantly affect our profitability.

The most important of these factors are:
•weather and field conditions (particularly during periods of traditionally high crop nutrients consumption);
•quantities of crop nutrients imported and exported;
•current and projected inventories and prices, which are heavily influenced by U.S. exports and world-wide markets; and
•Governmental policies, including farm and biofuel policies, which may directly or indirectly influence the number of acres planted, the level of inventories, the mix of crops planted or crop prices or otherwise negatively affect our operating results.

International market conditions, which are also outside of our control, may also significantly influence our operating results. The international market for crop nutrients is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing crop nutrients, foreign agricultural policies, including subsidy policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment, including use of tariffs. On June 26, 2020, we filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission (ITC) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions is to remedy the distortions that foreign subsidies are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition. The U.S. Department of Commerce and the ITC conducted investigations in response to Mosaic’s petitions. On February 9, 2021, the U.S. Department of Commerce determined final subsidy rates. A final determination by the ITC as to whether these subsidized imports has harmed or threatens to harm the U.S. phosphate industry is expected in March 2021. If Mosaic is not successful in its petitions, it could have an adverse effect on our business, and/or our financial condition or operating results.

Our crop nutrient business is seasonal and varies based on application rates, which may result in carrying significant amounts of inventory and seasonal variations in working capital, and our inability to predict future seasonal crop nutrient demand accurately may result in excess inventory or product shortages.

The use of crop nutrients is seasonal and varies based on application rates. Farmers tend to apply crop nutrients during two short application periods, the strongest one in the spring, before planting, and the other in the fall, after harvest. As a result, the strongest demand for our products typically occurs during the spring planting season, with a second period of strong demand following the fall harvest. In contrast, we and other crop nutrient producers generally produce our products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of crop nutrient demand results in our sales volumes and net sales typically being the highest during the North American spring season and our working capital requirements typically being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

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

A disruption to our production, distribution or terminaling facilities could have a material adverse impact on our business. The risk of material disruption increases when demand for our products results in high operating rates at our facilities.

We conduct our operations through a limited number of key production, distribution and terminaling facilities. These facilities include our phosphate mines and concentrates plants; our potash mines; and the ports and other distribution facilities through which we, Canpotex and the other joint ventures in which we participate, conduct our respective businesses, as well as other commercial arrangements with unrelated third parties. Any disruption of operations at any one of these facilities has the possibility of significantly negatively affecting our production or our ability to distribute our products.

Examples of the types of events that could result in a disruption at one of these facilities include: adverse weather; strikes or other work stoppages; deliberate, malicious acts, including acts of terrorism; political or economic instability; cyberattacks; changes in permitting, financial assurance or certain environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with the other member of Canpotex and the other joint ventures in which we participate and their or our exit from participation in such joint ventures; other changes in our commercial arrangements with unrelated third parties; brine inflows at our Esterhazy, Saskatchewan, mine or our other shaft mines; mechanical failure and accidents or other failures occurring in the course of operating activities, including at our gypstacks, clay settling areas and tailing dams; accidents occurring in the course of operating activities; lack of truck, rail, barge or ship transportation; and other factors.

Reduced oil refinery operating rates in the United States could have a material adverse impact on our business, financial condition or operating results.

Reduced oil refinery operating rates in the U.S. could result in decreased availability of molten sulfur, which could increase costs of sulfur procurement or decrease availability of sulfur needed in our phosphate fertilizer production operations. While we have not yet become subject to such results in the sulfur procurement markets, if it becomes necessary to procure sulfur at higher costs, and if we are unable to pass those costs on in our product prices, or if we are unable to procure sulfur at volumes necessary for our operations, such events could have a material adverse effect on our phosphate business, and/or our financial condition or operating results.

Important raw materials and energy used in our businesses in the past have been and may in the future be the subject of volatile pricing. Changes in the price of our raw materials have had, and could again have, a material impact on our businesses.

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

For 2020, we derived approximately 70% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

•difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;
•unexpected changes in regulatory environments;
•increased government ownership and regulation of the economy in the countries we serve;
•political and economic instability, including the possibility for civil unrest, inflation and adverse economic conditions resulting from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;
•unpredictable tax audit practices of various governments;
•nationalization of properties by foreign governments;
•the imposition of tariffs, exchange controls, trade barriers or other restrictions, or government-imposed increases in the cost of resources and materials necessary for the conduct of our operations or the completion of strategic initiatives, including with respect to our joint ventures; and
•currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Brazilian real and the Canadian dollar.

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

In addition, tax regulations and tax audit practices, currency exchange controls and other restrictions may also make it economically unattractive to:

•distribute cash generated by our operations outside the United States to our stockholders; or
•utilize cash generated by our operations in one country to fund our operations or repayments of indebtedness in another country or to support other corporate purposes.

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

Adverse weather conditions, including the impact of hurricanes and excess heat, cold, snow, rainfall and drought, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. In the past, hurricanes have resulted in physical damage to our facilities in Florida and Louisiana.

Additionally, water treatment costs due to high water balances, tend to increase significantly following excess rainfall from hurricanes or other adverse weather. Some of our Florida and Louisiana facilities have had, and others could have, high water levels that have required, or may require, treatment. High water balances in the past at phosphate facilities in Florida also led the Florida Department of Environmental Protection (“FDEP”) to adopt rules requiring phosphate production facilities to meet more stringent process water management objectives for phosphogypsum stack systems.

If excess rainfall or hurricanes occur in coming years, our facilities may be required to take additional measures to manage process water to comply with existing or future requirements and these measures could potentially have a material effect on our business and financial condition.

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

Excess rainfall and drought have in the past, and may in the future adversely affect us. For example, in 2019, we experienced the wettest year in North America in nearly 50 years which reduced fertilizer applications by farmers. Excess rainfall also resulted in higher river levels which adversely affected delivery of our products. Drought can reduce farmers’ crop yields and the uptake of phosphates and potash, reducing the need for application of additional phosphates and potash for the next planting season. Drought can also lower river levels, adversely affecting delivery of our products to our customers.

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

In 2013, we entered into an agreement to form MWSPC, a joint venture in which we hold a 25% interest, to develop a mine and chemical complexes for an estimated $8.0 billion that produces phosphate fertilizers and other downstream products in the Kingdom of Saudi Arabia. The success of MWSPC will depend on, among other matters, the completion of development and full commencement of operations of production facilities in the Kingdom of Saudi Arabia, the future success of current plans for completion of the development and for the operation of MWSPC, including the availability and affordability of necessary resources and materials and access to appropriate infrastructure, and any future changes in those plans, as well as the general economic and political stability of the region.

We also hold minority ownership interests in other companies that are not controlled by us. We expect that the operations and results of MWSPC will be, and the operations or results of some of the other companies are, significant to us, and their operations can affect our earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently pay dividends, or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute less than anticipated to our earnings and cash flow, negatively impacting our results of operations and liquidity.

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

We engage in mining and industrial activities that can result in serious accidents. If our safety procedures are not effective, or if an accident occurs, we could be subject to liabilities arising out of property damage, personal injuries or death, our operations could be interrupted and we might have to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or to repair damaged facilities and could result in significant liabilities and/or impact on the financial performance of our Company, including material adverse effect on our results of operations, liquidity or financial condition. For example:

•Some of our facilities are subject to potential damage from seismic activity.

The excavation of mines in some parts of the world can result in potential seismic events or can increase the likelihood or potential severity of a seismic event. Our Esterhazy mine and southern Louisiana facilities have experienced minor seismic events from time to time. A significant seismic event at one our facilities or mines could result in serous injuries or death, or damage to or flooding operations, or damage to adjoining properties or facilities of unrelated third parties.

•Our underground potash shaft mines are subject to risk from fire. In addition, fire at one of our underground shaft mines could halt our operations at the affected mine while we investigate the origin of the fire or for longer periods for remedial work or otherwise.

Our underground potash shaft mines at Esterhazy and Colonsay, Saskatchewan, Carlsbad, New Mexico and Taquari-Vassouras, Brazil are subject to risk from fire. In the event of a fire, if our emergency procedures are not successful, we could have significant injuries or deaths, or shutdowns of our facilities, or could cause us to expend significant amounts to remediate safety issues or repair damaged facilities.

•We handle significant quantities of ammonia at several of our facilities. If our safety procedures are not effective, an accident involving our ammonia operations could result in serious injuries or death, or result in the shutdown of our facilities.

We produce ammonia at our Faustina, Louisiana phosphate concentrates plant, use ammonia in significant quantities at all of our Florida and Louisiana phosphates concentrates plants and store ammonia at some of our distribution facilities. In Florida, ammonia is received at terminals in Tampa and transported by pipelines and trucks to our facilities. We also use ammonia in our Brazil phosphate operations. Our ammonia is generally stored and transported at high pressures or cryogenically.

•We also use or produce other hazardous or volatile chemicals at some of our facilities. If our safety procedures are not effective, an accident involving these other hazardous or volatile chemicals could result in serious injuries or death, or result in the shutdown of our facilities.

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

Regulatory Risks

The environmental, health and safety regulations and permitting requirements to which we are subject may have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous environmental, health and safety laws and regulations in the U.S., Canada, China, Brazil and other countries in which we operate. These laws and regulations govern a wide range of matters, including environmental controls, land reclamation, discharges to air and water, remediation of hazardous substance releases permitting requirements and in some cases, demonstration of financial assurance. They significantly affect our operating activities as well as the level of our operating costs and capital expenditures. In some jurisdictions, environmental laws change frequently and it may be difficult for us to determine if we are in compliance with all material environmental laws at any given time. If we are not in compliance, we may be subject to enforcement or third-party claims, and may require new investment in our business. In those circumstances, our financial condition and results of operations may be materially adversely affected.

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) imposes liability, including for cleanup costs, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including current and former owners and operators of a site and parties who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or various U.S. state analogues, a party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. As a crop nutrient company producing and managing chemicals, we periodically have incurred and may incur liabilities and cleanup costs, under CERCLA and other environmental laws, with regard to our current or former facilities, adjacent or nearby third-party facilities or offsite disposal locations.

Our operations, including our mines, are dependent on having the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing, modifying or renewing any of our permits and approvals or imposition of restrictive or cost prohibitive conditions on us with respect to these permits and approvals may impair our business and operations and could have a material adverse effect on our business, financial condition or results of operations.

We have included additional discussion about permitting for our phosphate mines in Florida under “Environmental, Health, Safety and Security Matters—Operating Requirements and Impacts—Permitting” in our Management’s Analysis.

We are, and may in the future be, involved in legal and regulatory proceedings that could be material to us.

We have in the past been, are currently and, in the future may be, subject to legal and regulatory proceedings that could be material to our business, results of operations, liquidity or financial condition. Joint ventures in which we participate could also become subject to these sorts of proceedings. These proceedings may be brought by the government or private parties and may arise out of a variety of matters, including:

•Allegations that we have violated environmental, health and safety laws and regulations or that we are responsible for nuisance or other conditions on nearby properties. We are currently involved in proceedings alleging that, or to review whether, we have violated environmental laws in the United States and Brazil.
•Allegations by private parties that our operations have resulted in personal injury, property damage or damage to business operations.
•Antitrust, commercial, tax (including tax audits) and other disputes.

The legal and regulatory proceedings to which we are currently or may in the future be subject may, depending on the circumstances, result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings that interrupt, impede or otherwise materially affect our business operations or criminal sanctions.

We have included additional information with respect to pending legal and regulatory proceedings in Note 24 of our Notes to Consolidated Financial Statements and in this Form 10-K Report in Part I, Item 3, “Legal Proceedings”.

Environmental, health and safety and food and crop laws and regulations to which we are subject may become more stringent over time. This could increase the effects on us of these laws and regulations, and the increased effects could be materially adverse to our business, operations, liquidity and/or results of operations.

Heightened regulation on food and crop inputs (including crop nutrients) and environmental, health and safety issues in the United States, Canada, China, Brazil, Paraguay and other countries where we operate can be expected to result in requirements that apply to us and our operations that may be more stringent than those described elsewhere in this report. These requirements may include;

•Increased levels of future investments and expenditures for environmental controls at ongoing operations, which will be charged against income from future operations; increased levels of the financial assurance requirements to which we are subject, and increased efforts or costs to obtain permits or denial of permits.
•New or interpretations of existing statutes or regulations that impose new or more stringent standards, restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise on formerly mined land; and other matters that could increase our expenses, capital requirements or liabilities or adversely affect our business, liquidity or financial condition.

In addition, to the extent restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the countries where we operate, our competitors could gain cost or other competitive advantages over us. These effects could be material.

We are subject to financial assurance requirements as part of our routine business operations. If we were unable to satisfy financial assurance requirements, we might not be able to obtain or maintain permits we need to operate our business as we have in the past. In addition, our compliance with these requirements could materially affect our business, results of operations or financial condition.

In many cases, as a condition to obtaining or maintaining permits and approvals or otherwise, we are required to comply with financial assurance requirements of governmental authorities. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care or reclamation of our facilities.

In some cases, we are able to comply through the satisfaction of applicable state financial strength tests. But, if we are unable to do so, we must utilize alternative methods of complying with these requirements; if we do not, we would be prevented from continuing our mining operations and also could be subject to enforcement proceedings brought by relevant government agencies. Potential alternative methods of compliance include providing credit support in the form of cash escrows or trusts, surety bonds from surety or insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. In addition, we could negotiate a consent agreement that establishes a different form of financial assurance. Use of alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in forms that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets.

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

Governmental greenhouse gas emission initiatives include, among others, the December 2015 agreement (the “Paris Agreement” which was the outcome of the 21st session of the Conference of the Parties under the United Nations Framework Convention on Climate Change (“UNFCCC”). The Paris Agreement, which was signed by nearly 200 nations, including the United States and Canada, entered into force in late 2016 and sets out a goal of limiting the average rise in temperatures for this century to below 2 degrees Celsius. Each signatory is expected to develop its own plan (referred to as a Nationally Determined Contribution, or “NDC”) for reaching that goal.

In May 2017, the United States President announced that the United States would withdraw from the Paris Agreement. The country’s withdrawal was effective November 2020. On January 20, 2021, the current U.S. President signed an order to rejoin the Paris Agreement. Previously, the United States had submitted an NDC aiming to achieve, by 2025, an economy-wide target of reducing greenhouse gas emissions by 26-28% below its 2005 level. The NDC also aims to use best efforts to reduce emissions by 28%. The U.S. target covers all greenhouse gases that were a part of the 2014 Inventory of Greenhouse Gas Emissions and Sinks. While the extent of the U.S.'s involvement in the Paris Agreement and the status of this NDC is unclear, various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, the EPA or various states and those initiatives already adopted may be used to implement a U.S. NDC. Additionally, more stringent laws and regulations may be enacted to accomplish the goals set out in the NDC.

Brazil ratified the Paris Agreement on September 21, 2016, committing to an NDC that includes an economy-wide target of 1.3 GtCO2e by 2025 and 1.2 GtCO2e by 2030. In 2020 Brazil submitted a new NDC, which reaffirms the country’s commitment to reducing total net greenhouse gas emissions by 37% in 2025 and by 43% in 2030. The NDC further commits to achieving climate neutrality in 2060. Complete details surrounding Brazil’s plan for achieving the greenhouse gas emissions reductions and climate neutrality are uncertain. The government of Brazil may intervene with new or different policy instruments to meet the goals set out in the 2020 NDC.

Canada’s intended NDC aims to achieve, by 2030, an economy-wide target of reducing greenhouse gas emissions by 30% below 2005 levels. The Canadian Government has also introduced legislation establishing a long-term target of “net-zero” Greenhouse Gas Emissions by 2050. More stringent laws and regulations may be enacted to accomplish the goals set out in Canada’s NDC and Canada’s own long-term emissions reduction targets.

It is possible that future legislation or regulation addressing climate change, including in response to the Paris Agreement or any new international agreements, could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material or adversely impact our competitive advantage. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as India, Former Soviet Union countries or Morocco, are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.

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

Mining and processing of potash and phosphate generate residual materials that must be managed both during the operation of the facility and upon facility closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. Phosphate clay residuals from mining in Brazil are deposited in large tailing dams. They are regularly monitored to evaluate structural stability and for leaks. The failure of any of our 11 tailings dams and other impoundments at any of our Brazilian mining operations could cause severe property and environmental damage and loss of life.

Legislation at both Brazilian federal and state levels has introduced new rules regarding tailings dam safety, construction, licensing and operations. We cannot predict the full impact of these legislative or potentially related judicial actions, or future actions, or whether or how it would affect our Brazilian operations or customers.

Any accident involving our Brazilian tailings or other dams, or any shutdown or idling of our related mines, could have a material adverse effect on our results of operations.

Competitive Risks

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

We rely heavily upon truck, rail, tug, barge and ocean freight transportation to obtain the raw materials we need to distribute raw materials between our mines and concentrates facilities and to deliver our products to our customers. In addition, the cost of transportation is an important part of the final sale price of our products. Finding affordable and dependable transportation is important in obtaining our raw materials and to supply our customers. Higher costs for these transportation services or an interruption or slowdown due to factors including high demand, high fuel prices, labor disputes, layoffs or other factors affecting the availability of qualified transportation workers, adverse weather or other environmental events, or changes to rail, barge or ocean freight systems, could negatively affect our ability to produce our products or deliver them to our customers, which could affect our performance and results of operations.

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

We believe our continued success depends on the collective abilities and efforts of our employees. Like many businesses, a significant number of our employees, including some of our most highly skilled employees with specialized expertise in general corporate matters, potash and phosphates operations, will be approaching retirement age throughout the next decade and beyond. In addition, we compete for a talented workforce with other businesses, particularly within the mining and chemicals industries, in general, and the crop nutrients industry, in particular. Our expansion plans are highly dependent on our ability to attract, retain and train highly qualified and motivated employees who are essential to the success of our ongoing operations as well as to our expansion plans. If we were to be unsuccessful in attracting, retaining and training the employees we require, our ongoing operations and expansion plans could be materially and adversely affected.

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

Competitors and new entrants in the markets for both concentrated phosphate crop nutrients and potash have in recent years expanded capacity, or begun, or announced plans, to expand capacity or build new facilities. The extent to which current global or local economic and financial conditions, changes in global or local economic and financial conditions, or other factors may cause delays or cancellation of some of these ongoing or planned projects, or result in the acceleration of existing or new projects, is unclear. In addition, certain of our products sold to China may be subject to additional tariffs due to ongoing trade tensions between China and the United States. The level of exports by Chinese producers of concentrated phosphate crop nutrients depends to a significant extent on Chinese government actions to curb exports through, among other measures, prohibitive export taxes at times when the government believes it desirable to assure ample domestic supplies of concentrated phosphate crop nutrients to stimulate grain and oilseed production.

In addition, the other member of Canpotex is among our competitors who may, in the future, independently expand its potash production capacity at a time when each Canpotex member's respective shares of Canpotex sales is based upon that member's respective proven peaking capacity for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a proving run at the maximum production level. Alternatively, Canpotex members may elect to rely on an independent engineering firm and approved protocols to calculate their proven peaking capacity. Antitrust and competition laws prohibit the members of Canpotex from coordinating their production decisions, including the timing of their respective proving runs. Worldwide potash production levels could exceed then-current market demand, resulting in an oversupply of potash and lower potash prices.

All of the foregoing events are beyond our control. The effects of any of these events occurring could be materially adverse to our results of operations.

Some of our competitors and potential competitors have greater resources than we do, which may place us at a competitive disadvantage and adversely affect our sales and profitability. These competitors include state-owned and government-subsidized entities in other countries.

We compete with a number of producers throughout the world, including state-owned and government-subsidized entities. Some of these entities have greater total resources than we do, and may be less dependent on earnings from crop nutrients sales than we are. In addition, some of these entities have access to lower cost or government-subsidized natural gas supplies, mining rights and reserves, financing, transportation and tax incentives, placing us at a competitive disadvantage. Furthermore, certain governments as owners of some of our competitors may be willing to accept lower prices and profitability on their products in order to support domestic employment or other political or social goals. To the extent other producers of crop nutrients enjoy competitive advantages or are willing to accept lower profit levels, the price of our products, our sales volumes and our profits may be adversely affected.

Industry Risks

Future product or technological innovation could affect our business.

Future product or technological innovations by third parties, such as the development of seeds that require less crop nutrients, the development of substitutes for our products or developments in the application of crop nutrients, if they occur, could have the potential to adversely affect the demand for our products and our results of operations, liquidity and capital resources.

The success of our strategic initiatives depends on our ability to effectively manage these initiatives, and to successfully integrate and grow acquired businesses.

We have significant ongoing strategic initiatives, including our plans to expand the annual production capacity of our potash business and MWSPC. These strategic initiatives involve capital and other expenditures and require effective project management and, in the case of potential strategic acquisitions, successful integration. To the extent the processes we (or, for our joint venture, we together with our joint venture partners) put in place to manage these initiatives or integrate and grow acquired businesses are not effective, our capital expenditure and other costs may exceed our expectations or the benefits we expect from these initiatives might not be fully realized, or both, thereby resulting in adverse effects on our operating results and financial condition.

Cyberattacks could disrupt our operations and have a material adverse impact on our business.

As a global company, we utilize and rely upon information technology systems in many aspects of our business, including internal and external communications and the management of our accounting, financial, production and supply chain functions. As we become more dependent on information technologies to conduct our operations, and as the number and sophistication of cyberattacks increase, the risks associated with cyber security increase. These risks apply to us, our employees, and to third parties on whose systems we rely for the conduct of our business. We have experienced cyberattacks but to our knowledge, we have not experienced any material breaches of our technology systems. Failure to effectively anticipate, prevent, detect and recover from the increasing number and sophistication of cyberattacks could result in theft, loss or misuse of, or damage or modification of our information, and cause disruptions or delays in our business, reputational damage and third-party claims, which could have a material adverse effect on our results of operations or financial condition.

Our crop nutrients and other products are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which may cause our results of operations to fluctuate.

Historically, the market for crop nutrients has been cyclical, and prices and demand for our products have fluctuated to a significantly. Periods of high demand, increasing profits and high capacity utilization tend to lead to new plant investment and increased production in the industry. This growth increases supply until the market is over-saturated, leading to declining prices and declining capacity utilization until the cycle repeats.

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

Due to reduced market demand, depressed agricultural economic conditions and other factors, we and our predecessors have at various times suspended or curtailed production at some of our facilities. The extent to which we utilize available capacity at our facilities will cause fluctuations in our results of operations, as we will incur costs for any temporary or indefinite shutdowns of our facilities. In addition, lower sales tend to lead to higher fixed costs as a percentage of sales.

Financial Risks

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

We may incur significant non-cash charges if our goodwill or long-lived assets become impaired in the future.

Under GAAP, we review goodwill for impairment on an annual basis or more frequently if events or circumstances indicate that their carrying value may not be recoverable. Other long-lived assets, including property, plant and equipment, are reviewed if events or circumstances indicate that their carrying value may not be recoverable. The process of impairment testing involves a number of judgments and estimates made by management, including the fair values of assets and liabilities, future cash flows, our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regards to our business units. If the judgments and estimates used in our analysis are not realized or change due to external factors, then actual results may not be consistent with these judgments and estimates, and our goodwill and intangible assets may become impaired in future periods. If our goodwill or long-lived assets are determined to be impaired in the future, we may be required to record non-cash charges to earnings during the period in which the impairment is determined, which could be significant and have an adverse effect on our financial condition and results of operations. We have, in the past, and may in the future, be required to write down the value of our goodwill or other long-lived assets, and such future write downs could be material. See Note 11, Goodwill and Note 27, Plant City and Colonsay Closure Costs, in the accompanying consolidated financial statements for further information related to charges incurred in 2019.

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

We extend trade credit to our customers in the United States and throughout the world, in some cases for extended periods of time. In Brazil, where there are fewer third-party financing sources available to farmers, we also have several programs under which we guarantee customers’ financing from financial institutions that they use to purchase our products. As our exposure to longer trade credit extended throughout the world and use of guarantees in Brazil increases, we are increasingly exposed to the risk that some of our customers will not pay us or the amounts we have guaranteed. Additionally, we become increasingly exposed to risk due to weather and crop growing conditions, fluctuations in crop nutrient prices, commodity prices or foreign currencies, and other factors that influence the price, supply and demand for agricultural commodities. Significant defaults by our customers could adversely affect our financial condition and results of operations.

Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows.

Our primary foreign currency exposures are the Canadian dollar and Brazilian real. The functional currency for our Brazilian subsidiaries is the Brazilian real. However, we finance our Brazilian inventory purchases with U.S. dollar-denominated liabilities. The functional currency of several of our Canadian entities is the Canadian dollar. For those entities, sales are primarily denominated in U.S. dollars, but the costs are paid principally in Canadian dollars. Canadian entities have significant U.S. dollar denominated intercompany loans and US entities, with U.S. dollar as functional currency, have Brazilian real denominated loans. During periods of local or global economic crises, local currencies may be devalued significantly against the U.S dollar. During times of a strengthening dollar, our net earnings can be reduced due to transaction currency losses arising from these exposures of U.S. Dollar denominated liabilities held in the Brazilian and Canadian entities and Brazilian Real denominated assets held in US entities. To reduce economic risk and volatility on expected cash flows that are denominated in the Canadian dollar and Brazilian real, we use financial instruments that may include forward contracts, options or collars when unable to naturally offset the exposures.

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

On September 12, 2019, EPA and the Corps jointly issued a final regulation that repealed the 2015 Clean Water Rule and restored the previous regulatory regime. This regulation reestablished national consistency by returning all jurisdictions to the longstanding regulatory framework that existed prior to the 2015 Clean Water Rule. The final rule and repeal of the 2015 Clean Water Rule took effect sixty (60) days after publication in the Federal Register.
The September 12, 2019 repeal of the 2015 Clean Water Rule was the first step in a two-step rulemaking process to define the scope of “waters of the United States” that are regulated under the Clean Water Act. The second step was completed in April 2020, when EPA and the Corps jointly issued the “Navigable Waters Protection Rule” published on April 21, 2020 (85 Fed. Reg. 22,250). By defining what constitutes “waters of the United States” under the federal Clean Water Act (“CWA”), the new rule distinguishes between federal waters and waters under the sole control of the States. It also clarifies the types of connections to perennial and intermittent tributaries that make lakes and ponds jurisdictional and clarifies the factors that determine when wetlands are considered “adjacent”.
The new “Navigable Waters Protection Rule” revised the definition of “waters of the United States” (WOTUS) under the CWA to include: (i) territorial seas and traditional navigable waters; (ii) perennial and intermittent tributaries to those waters; (iii) certain lakes, ponds, and impoundments; (iv) and wetlands adjacent to jurisdictional waters. According to EPA, “Congress, in the Clean Water Act, explicitly directed the Agencies to protect ‘navigable waters.’ The Navigable Waters Protection Rule regulates the nation’s navigable waters and the core tributary systems that provide perennial or intermittent flow into them.”
The new Navigable Waters Protection Rule is in effect in every state except for Colorado. The U.S. District of Colorado blocked implementation of the Navigable Waters Protection Rule in Colorado, holding that the Supreme Court’s decision in Rapanos v.United States foreclosed the interpretation the U.S. EPA and Corps had incorporated into the new regulation. On the same day, the U.S. District Court for the Northern District of California reached the opposite conclusion, instead denying a motion by a group of states and cities to block the rule’s nationwide implementation. Similar requests for relief have been made in other federal district courts, including Arizona, Washington and New Mexico, with more appeals expected in late 2020. To date, there have been 13 complaints filed in 11 different U.S. District Courts seeking to challenge final rule.
In August 2020, the Justice Department, an industry coalition, and individual landowners filed a Notice of Appeal with the U.S. Court of Appeals for the 10th Circuit to challenge the injunction entered by the Colorado District Court. Although oral argument was held, there has been no final ruling by the Court of Appeals, to date. (Note: Under the new Biden Administration, there could be administrative or legal actions that affect the future enforceability of the Navigable Waters Protection Rule, e.g. voluntary remand to reconsider the rule, issuance of an Executive Order directing EPA and Corps to reconsider the rule, or formal joint rulemaking to repeal Navigable Waters Protection Rule.)
Countervailing Duty Petitions. On June 26, 2020, we filed petitions with the U.S. Department of Commerce         (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions is to remedy the distortions that we believe foreign subsidies have caused or are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition. On August 7, 2020, the ITC preliminarily determined that there is a reasonable indication that the U.S. phosphate industry is materially injured by reason of imports of phosphate fertilizers that are allegedly subsidized by the governments of Morocco and Russia. On November 23, 2020, the DOC preliminarily determined that counteravailable subsidies were being provided by those governments and on February 9, 2021 the DOC determined final counteravailable subsidy rates. A final determination by the ITC as to whether these subsidized imports has harmed or threatens to harm the U.S. phosphate industry is expected in March 2021.
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
The delay in meeting the required reclamation schedule at the two Reclamation Units is tied to the idling and eventual shutdown of the Plant City fertilizer plant and the idling of the South Pasture Mine beneficiation plant. The Plant City facility was first idled in late 2017. In June 2019, Mosaic announced that the Plant City facility would be closed permanently.
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
Cruz Litigation. On August 27, 2020, a putative class action complaint was filed in Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, FL against our wholly owned subsidiary, Mosaic Global Operations Inc. and two co-defendants. The complaint alleges claims related to elevated levels of radiation at two manufactured housing communities located on reclaimed mining land in Mulberry, Polk County, Florida, due to phosphate mining and reclamation activities occurring decades ago. Plaintiffs seek monetary damages, including punitive damages, injunctive relief requiring remediation of their properties, and a medical monitoring program funded by the defendants. We will vigorously defend this matter.
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
The principal stock exchange on which our common stock is traded is The New York Stock Exchange under the symbol "MOS."
The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	8,146,654	$43.89	27,705,727
Equity compensation plans not approved by stockholders	—	—	—
Total	8,146,654	$43.89	27,705,727
______________________________
(a)Includes grants of stock options, time-based restricted stock units and total shareholder return (“TSR”) performance units. For purposes of the table above, the number of shares to be issued under a performance unit award reflects the maximum number of shares of our common stock that may be issued pursuant to such performance award. The actual number of shares to be issued under a TSR performance unit award will depend on the change in the market price of our common stock over a three-year vesting period, with no shares issued if the market price of a share of our common stock at the vesting date plus dividends thereon is less than 50% of its market price on the date of grant and the maximum number issued only if the market price of a share of our common stock at the vesting date plus dividends thereon is at least twice its market price on the date of grant.
(b)Includes weighted average exercise price of stock options only.
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
On May 14, 2015, we announced our 2015 Repurchase Program, which allows us to repurchase up to $1.5 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date. During the quarter ended December 31, 2020, no repurchases were made under this program. At December 31, 2020, we had approximately $700 million of repurchase authorization remaining under the program.
Item 6. Selected Financial Data.
We have included selected financial data for calendar years 2020, 2019, 2018, 2017, and 2016 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.
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
(a)Disclosure Controls and Procedures
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
(b)Management’s Report on Internal Control Over Financial Reporting
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
(c)Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated any change in internal control over financial reporting that occurred during the quarter ended December 31, 2020 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” and “ Beneficial Ownership of Securities” included in our definitive proxy statement for our 2021 annual meeting of stockholders and the information contained under “Information About our Executive Officers” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information under the headings “Director Compensation” and “Executive Compensation” included in our definitive proxy statement for our 2021 annual meeting of stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2021 annual meeting of stockholders is incorporated herein by reference. The table containing information related to equity compensation plans, set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Other Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2021 annual meeting of stockholders is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2021 annual meeting of stockholders is incorporated herein by reference.

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

Exhibit 2.1 to Mosaic’s Current Report on Form 8-K dated October 22, 2004, and filed on October 28, 2004(2)

2.ii		Stock Purchase Agreement dated as of December 19, 2016, among Mosaic, Vale S.A. and Vale Fertilizer Netherlands B.V. (1)	Exhibit 2.1 to Mosaic’s Current Report on Form 8-K dated and filed on December 19, 2016(2)

2.ii.a		Letter Agreement, dated as of December 28, 2017, by and among Mosaic, Vale S.A. and Vale Fertilizer Netherlands B.V.(1)	Exhibit 2.1 to Mosaic’s Current Report on Form 8-K dated December 28, 2017 and filed on January 2, 2018(2)

2.ii.b		Investor Agreement by and among Mosaic, Vale Fertilizer Netherlands B.V. and Vale S.A.(1)	Exhibit 2.3 to Mosaic’s Current Report on Form 8-K dated January 8, 2018 and filed on January 9, 2018(2)

3.i.		Restated Certificate of Incorporation of Mosaic, effective May 19, 2016	Exhibit 3.i to Mosaic’s Current Report on Form 8-K dated May 19, 2016 and filed on May 23, 2016(2)

3.ii.		Amended and Restated Bylaws of Mosaic, effective March 5, 2020	Exhibit 3.1 to Mosaic’s Current Report on Form 8-K dated March 5, 2020 and filed on March 6, 2020(2)

4.i
Second Amended and Restated Credit Agreement dated as of November 18, 2016, among Mosaic, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, as syndication agent, and the lenders party thereto

Exhibit 4.i to Mosaic’s Current Report on Form 8-K dated November 18, 2016 and filed on November 21, 2016(2)

4.i.a
First Amendment to Second Amended and Restated Credit Agreement, Extension Agreement, and Increase Agreement dated as of July 24, 2020, to the Second Amended and Restated Credit Agreement dated as of November 18, 2016, among Mosaic, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, as syndication agent, and the lenders party thereto

Exhibit 10.1 to Mosaic's Current Report on Form 8-K dated July 24, 2020 and filed on July 27, 2020

4.ii.
Indenture dated as of October 24, 2011, between Mosaic and U.S. Bank National Association, as trustee.
Registrant hereby agrees to furnish to the Commission, upon request, all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

Exhibit 4.1 to Mosaic’s Current Report on Form 8-K dated October 24, 2011 and filed on October 24, 2011(2)

4.iii	Description of Registrant's Common Stock	Exhibit 4.iii to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.ii.a	Time Charter dated as of October 24, 2017 between Tampa Port Services, LLC and Savage Harvest Operations, LLC	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated October 24, 2017 and filed on October 30, 2017

10.ii.b	Guaranty dated as of October 24, 2017 by The Mosaic Company	Exhibit 10.2 to Mosaic’s Current Report on Form 8-K dated October 24, 2017 and filed on October 30, 2017

10.iii.a.(3)	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to Mosaic’s Proxy Statement dated August 25, 2009(2)

10.iii.a.1(3)	Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to Mosaic’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2011(2)

10.iii.a.2(3)	Form of Employee Non-Qualified Stock Option Award Agreement under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2008(2)

10.iii.a.3(3)	Form of Employee Nonqualified Stock Option Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2011(2)

10.iii.b(3)	Description of Mosaic Management Incentive Program		X

10.iii.c.1(3)	Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended November 30, 2008(2)

10.iii.c.2(3)	Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.r. to Mosaic’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2011(2)

10.iii.c.3(3)	Mosaic LTI Deferral Plan, approved March 5, 2015	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated March 5, 2015 and filed on March 11, 2015(2)

10.iii.c.4(3)	Amendment to Mosaic LTI Deferral Plan, approved March 1, 2017	Exhibit 10.iii.c.4 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.c.5(3)	Amendment dated December 20, 2018, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008.	Exhibit 10.iii.c.5 to Mosaic's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2018

10.iii.c.6(3)	Amendment dated December 16, 2020, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008		X

10.iii.d.1(3)	Form of Senior Management Severance and Change in Control Agreement effective April 1, 2020	Exhibit 10.iii.d to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2020

10.iii.d.2(3)	Form of expatriate agreement dated May 4, 2012 between Mosaic and an executive officer	Exhibit 10.iii.d.3 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016(2)

10.iii.d.3(3)	Form of expatriate agreement dated May 18, 2017 between Mosaic and an executive officer	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated May 17, 2017 and filed on May 19, 2017(2)

10.iii.d.4(3)	Amendment approved by Mosaic on May 22, 2019 to expatriate agreement dated May 18, 2017, between Mosaic and an executive officer	Described in Item 5.02 in Mosaic's Current Report on Form 8-K dated May 24, 2019 and filed on May 24, 2017

10.iii.d.5(3)	Form of expatriate agreement dated November 1, 2019 between Mosaic and an executive officer	Exhibit 10.1 to Mosaic's Current Report on Form 8-K dated October 31, 2019 and filed on November 4, 2019

10.iii.e.1(3)	Agreement between Cargill and Mosaic relating to certain former Cargill employees’ participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2012(2)

10.iii.e.2(3)	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan	Exhibit 10.iii.x. to Mosaic’s Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2013(2)

10.iii.f.(3)	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to Mosaic’s Current Report on Form 8-K dated October 8, 2008, and filed on October 14, 2008(2)

10.iii.g.(3)	Summary of Board of Director Compensation of Mosaic	Exhibit 10.iii.g. to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.iii.h.(3)	Executive Perquisite Program	The material under "Compensation Discussion and Analysis—Other Executive Compensation Arrangements, Policies and Practices—Perquisites" in Mosaic's Proxy Statement dated April 8, 2020

10.iii.i.(3)	The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Incentive Plan”)	Appendix B to Mosaic’s Proxy Statement dated April 2, 2014(2)

10.iii.j.(3)	Form of Amendment dated August 14, 2019, to the 2014 Incentive Plan	Exhibit 10.iii.j to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.iii.k.1(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.2(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.3(3)	Form of Employee Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.e. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.4(3)	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.5(3)	Form of Director Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved May 19, 2016	Exhibit 10.iii.kk to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016(2)

10.iii.k.6(3)	Form of Employee TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 1, 2017	Exhibit 10.iii.k.1 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.k.7(3)	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 1, 2017	Exhibit 10.iii.k.2 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.k.8(3)	Form of Retention Award Agreement under the 2014 Incentive Plan, approved October 31, 2019	Exhibit 10.2 to Mosaic's Current Report on Form 8-K dated October 31, 2019 and filed on November 4, 2019

10.iii.k.9(3)	Form of Executive TSR Cash Settled Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 6, 2019	Exhibit 10.iii.k.11 to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.iii.k.10(3)	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan approved March 4, 2020	Exhibit 10.iii.a to Mosaic's Quarterly Report on Form 10-K for the Quarterly Period ended March 31, 2020

10.iii.k.11(3)	Form of Executive TSR Stock Settled Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 4, 2020	Exhibit 10.iii.b to Mosaic's Quarterly Report on Form 10-K for the Quarterly Period ended March 31, 2020

10.iii.k.12(3)	Form of Executive TSR Cash Settled Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 4, 2020	Exhibit 10.iii.c to Mosaic's Quarterly Report on Form 10-K for the Quarterly Period ended March 31, 2020

10.v.a	Consent Decree dated September 30, 2015 among the United States of America, the Florida Department of Environmental Protection, Mosaic Fertilizer, LLC and The Mosaic Company(4)	Exhibit 10.1. to Mosaic’s Current Report on Form 8-K dated September 30, 2015 and filed on October 6, 2015(2)

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
Date: February 22, 2021
S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James “Joc” C. O’Rourke	Chief Executive Officer and President and Director (principal executive officer)	February 22, 2021
James “Joc” C. O’Rourke

/s/ Clint C. Freeland	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 22, 2021
Clint C. Freeland

*	Chairman of the Board of Directors	February 22, 2021
Gregory L. Ebel

*	Director	February 22, 2021
Cheryl K. Beebe

*	Director	February 22, 2021
Oscar P. Bernardes

*	Director	February 22, 2021
Nancy E. Cooper

*	Director	February 22, 2021
Timothy S. Gitzel

*	Director	February 22, 2021
Denise C. Johnson

*	Director	February 22, 2021
Emery N Koenig

*	Director	February 22, 2021
Luciano Siani Pires

*	Director	February 22, 2021
David T. Seaton

*	Director	February 22, 2021
Steven M. Seibert

*	Director	February 22, 2021
Gretchen H. Watkins

*	Director	February 22, 2021
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
We are organized into the following business segments:
•Our Phosphates business segment owns and operates mines and production facilities in Florida, which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana, which produce concentrated phosphate crop nutrients for sale domestically and internationally. As part of the Acquisition, we acquired an additional 40% economic interest in the Miski Mayo Phosphate Mine in Peru, which increased our aggregate interest to 75%. These results are consolidated in the Phosphates segment. The Phosphates segment also includes our 25% interest in the Ma'aden Wa'ad Al Shamal Phosphate Company (“MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We market approximately 25% of the MWSPC phosphate production. We recognize our equity in the net earnings or losses relating to MWSPC on a one-quarter reporting lag in our Consolidated Statements of Earnings (Loss).
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
•Our Mosaic Fertilizantes business segment consists of the assets in Brazil that we acquired in the Acquisition, which include five phosphate rock mines, four phosphate chemical plants and a potash mine in Brazil. The segment also includes our legacy distribution business in South America which, consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Brazil.
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the year ended 2018 were recast to reflect this change. See Note 26 of the Consolidated Financial Statements in this report for segment results.
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
Sulfur is a global commodity that is primarily produced as a by-product of oil refining. The market price is based primarily on the supply and demand balance for sulfur. There is currently tightness in the sulfur market which we are monitoring. At this time, we do not expect this to have a material impact on our business. We believe our current and future investments in sulfur transformation and transportation assets will enhance our competitive advantage. We produce and procure most of our phosphate rock requirements through either wholly or partly owned mines. In addition to producing phosphate rock, Mosaic Fertilizantes purchases phosphates, potash and nitrogen products which are either used to produce blended crop nutrients (“Blends”) or for resale.
Our per tonne selling prices for potash are affected by shifts in the product mix, geography and customer mix. Our Potash business is significantly affected by Canadian resource taxes and royalties that we pay to the Province of Saskatchewan in order for us to mine and sell our potash products. In addition, cost of goods sold is affected by a number of factors, including: fluctuations in the Canadian dollar; the level of periodic inflationary pressures on resources in western Canada, where we produce most of our potash; natural gas costs for operating our potash solution mine at Belle Plaine, Saskatchewan; and the operating costs we incur to manage salt saturated brine inflows at our potash mine at Esterhazy, Saskatchewan, which have been decreasing as we ramp up the K3 shaft. Production mining activities at the K3 shaft at our Esterhazy mine began in December 2018 with six four-rotor miners being commissioned and operational in 2020. K3 is expected to reach full capacity in 2022. As production continues to ramp up at the K3 shaft, this will provide us the opportunity to eliminate future brine inflow management costs.
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

This section of this Form 10-K discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2019 and are incorporated by reference herein.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state that we mean short or long ton(s), which are the equivalent of 2,000 pounds and 2,240 pounds, respectively. In addition, we measure natural gas, a raw material used in the production of our products, in MMBTU, which stands for one million British Thermal Units (“BTU”). One BTU is equivalent to 1.06 Joules.
In the following table, there are certain percentages that are not considered to be meaningful and are represented by “NM”.
Results of Operations
The following table shows the results of operations for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,			2020-2019		2019-2018
(in millions, except per share data)	2020	2019	2018	Change	Percent	Change	Percent
Net sales	$8,681.7	$8,906.3	$9,587.3	$(224.6)	(3)%	$(681.0)	(7)%
Cost of goods sold	7,616.8	8,009.0	8,088.9	(392.2)	(5)%	(79.9)	(1)%
Gross margin	1,064.9	897.3	1,498.4	167.6	19%	(601.1)	(40)%
Gross margin percentage	12.3%	10.1%	15.6%	2.2%		(5.5)%
Selling, general and administrative expenses	371.5	354.1	341.1	17.4	5%	13.0	4%
Impairment, restructuring and other expenses	—	1,462.1	—	(1,462.1)	(100)%	1,462.1	NM
Other operating expenses	280.5	176.0	229.0	104.5	59%	(53.0)	(23)%
Operating earnings (loss)	412.9	(1,094.9)	928.3	1,507.8	(138)%	(2,023.2)	NM
Interest expense, net	(180.6)	(182.9)	(166.1)	2.3	(1)%	(16.8)	10%
Foreign currency transaction (loss) gain	(64.3)	20.2	(191.9)	(84.5)	NM	212.1	(111)%
Other income (expense)	12.9	1.5	(18.8)	11.4	NM	20.3	(108)%
Earnings (loss) from consolidated companies before income taxes	180.9	(1,256.1)	551.5	1,437.0	(114)%	(1,807.6)	NM
(Benefit from) provision for income taxes	(578.5)	(224.7)	77.1	(353.8)	157%	(301.8)	NM
Earnings (loss) from consolidated companies	759.4	(1,031.4)	474.4	1,790.8	(174)%	(1,505.8)	NM
Equity in net (loss) of nonconsolidated companies	(93.8)	(59.4)	(4.5)	(34.4)	58%	(54.9)	NM
Net earnings (loss) including noncontrolling interests	665.6	(1,090.8)	469.9	1,756.4	(161)%	(1,560.7)	NM
Less: Net (loss) attributable to noncontrolling interests	(0.5)	(23.4)	(0.1)	22.9	(98)%	(23.3)	NM
Net earnings (loss) attributable to Mosaic	$666.1	$(1,067.4)	$470.0	$1,733.5	(162)%	$(1,537.4)	NM
Diluted net earnings (loss) per share attributable to Mosaic	$1.75	$(2.78)	$1.22	$4.53	(163)%	$(4.00)	NM
Diluted weighted average number of shares outstanding	381.3	383.8	386.4

Overview of the Years ended December 31, 2020 and 2019
Net earnings (loss) attributable to Mosaic for the year ended December 31, 2020 was $666.1 million, or $1.75 per diluted share, compared to $(1.1) billion, or $(2.78) per diluted share for 2019.
In 2020, net earnings were positively impacted by $341 million, net of tax, or $0.88 per diluted share, related to notable items of which the significant items as follows (noted on a pre-tax basis with the exception of discrete income tax):
•Discrete income tax benefit of $609 million, or $1.60 per diluted share, which included the reversal of a tax valuation reserve established with the Acquisition
•Asset retirement obligation costs of $134 million, or $(0.21) per diluted share, related to revisions in the estimated costs of our asset retirement obligations
•Depreciation expense of $79 million, or $(0.12) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $69 million, or $(0.14) per diluted share, related to maintaining closed and indefinitely idled facilities
•Foreign currency transaction loss of $64 million, or ($0.10) per diluted share
•A change in the effective annual tax rate, creating a negative impact of $41 million, or ($0.11) per diluted share
•Other operating expenses of $35 million, or $(0.05) per diluted share related to an increase in an environmental remediation reserve at our New Wales, FL facility
•Unrealized gain on derivatives of $22 million, or $0.03 per diluted share
•Other non-operating income of $14 million, or $0.02 per diluted share, related to a realized gain on RCRA trust securities
•Idle plant costs of $13 million, or $(0.02) per diluted share, related to the government-mandated shutdown on March 16, 2020, of our Miski Mayo phosphate rock mine in Peru due to the Covid-19 outbreak, which reopened on May 13, 2020
•Other operating expenses of $20 million, or $(0.03) per share, related to an increase in reserves for legal contingencies of the Acquired Business, integration costs of our North American business operations and a write-down of assets in our Mosaic Fertilizantes segment
•Other operating income of $7 million, or $0.01 per diluted share, related to a legal settlement
Net earnings (loss) for 2019 included:
•Goodwill impairment write-off of $589 million, or $(1.34) per diluted share. There was a discrete income tax benefit of $80 million associated with this
•Expenses of $530 million, or $(0.71) per diluted share related to the indefinite idling of our Colonsay, Saskatchewan mine. There was a discrete income tax benefit of $263 million related to this action
•Plant City closing costs of $341 million, or $(0.67) per diluted share. There was a discrete income tax benefit of $81 million associated with this action
•Discrete income tax expense of $67 million, or $(0.18) per diluted share
•Unrealized gains on derivatives of $40 million, or $0.06 per diluted share
•Depreciation expense of $34 million, or $(0.04) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Asset retirement obligation costs of $32 million, or $(0.06) per diluted share, related to revisions in the estimated costs of our asset retirement obligations
•Other operating expenses of $31 million, or $(0.03) per diluted share, related to an increase in reserves for legal contingencies of the Acquired Business

•Expenses of $23 million, or $(0.04) per diluted share, related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana
•Other operating expenses of $21 million, or $(0.04) per diluted share, related to the Acquisition and fixed asset write-offs, partially offset by income of $12 million, or $0.03 per diluted share, related to the reversal of our previously estimated and accrued earn-out obligation to Vale
•Foreign currency transaction gains of $21 million, or $0.02 per diluted share
•Expense of $14 million, or $(0.01) per share, related to the write-down of phosphate finished goods inventory to market value
•Non-operating income of $13 million related to a realized gain on RCRA trust securities, or $0.02 per diluted share
•Other operating income of $8 million, or $0.02 per diluted share, related to insurance proceeds for the 2017 flooding at the Miski Mayo mine
Additional significant factors that affected our results of operations and financial condition in 2020 and 2019 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Year ended December 31, 2020
Phosphates operating results for the year ended December 31, 2020 were favorably impacted by an increase in sales volumes compared to the prior year. Increased sales volumes were driven by strong spring and fall application seasons, as well as decreased competitor shipments into North America. Competitor shipments were impacted by anticipation of potential import duties against producers in Morocco and Russia which may result from the countervailing duty investigations, instituted by us in the United States, into imports of phosphate fertilizers. The benefit of increased sales volumes was partially offset by a decrease in phosphates average selling prices in the current year compared to the prior year. Although selling prices have risen from the low levels seen at the end of 2019, the average selling price is still below that of the prior year average. Prices have risen throughout 2020 due to tightness in global supply and demand. The increase in demand has been partially mitigated by suppliers, including Mosaic, increasing production in the second half of 2020 and carrying into the first quarter of 2021. Operating earnings in the current year also benefited from lower raw material costs, primarily sulfur and ammonia, which are driven by global supply and demand.
Potash operating results were unfavorably impacted by decreases in the average selling price in 2020 compared to the prior year, partially offset by higher sales volumes. Selling prices began declining in the first half of 2019 due to adverse weather conditions in North America. They continued to decline in the first half of 2020, due to lower export prices, as China and India contract prices set a floor for the market, and to new suppliers entering the marketplace. Prices began to strengthen in North America and Brazil in the fourth quarter of 2020, due to increased demand and tight supply; however, they are still below levels seen in the prior year. Operating results were favorably impacted by higher potash sales volumes in 2020 compared to 2019. Sales volumes were higher than the prior year as prior year demand was low due to adequate inventories, delayed contract settlements, and adverse weather conditions throughout North America.
Mosaic Fertilizantes operating results in 2020 were favorably impacted by increased sales volumes. Sales volumes increased compared to the prior year, due to strong market demand and efforts to grow our market share in the current year. Operating results were also favorably impacted by lower raw material costs in the current year compared to the prior year, driven by global supply and demand and the impact of foreign currency changes. The current year was also favorably impacted by lower production costs as the prior year was impacted by new tailings dam legislation, which resulted in higher idle and turnaround costs. Lower average selling prices, driven by international pricing trends, unfavorably impacted operating earnings in the current year compared to the prior year.

Other highlights in 2020:
•We continue to transform our cost structure. Mosaic Fertilizantes exceeded the previously announced $50 million of transformational savings targeted for 2020. The Esterhazy K3 mine development project continues to progress, with the sixth automated miner commissioned during the year. We produced 1.3 million tonnes of MOP from the Esterhazy K3 mine in 2020. After achieving five of seven 2021 company cost targets in the second quarter of 2020, we announced new targets for 2023 in September.
•During the second quarter, MWSPC refinanced its project level debt. The refinancing removes recourse to Mosaic by all lenders to MWSPC, and defers principal paydown until June 30, 2022, enhancing expected free cash flow. Mosaic's contractual commitment to make future cash contributions to MWSPC has also been eliminated.
•On June 26, 2020, we filed petitions with the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions is to remedy the distortions that we believe foreign subsidies have caused or are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition. On August 7, 2020, the ITC preliminarily determined that there is a reasonable indication that the U.S. phosphate industry is materially injured by reason of imports of phosphate fertilizers that are allegedly subsidized by the governments of Morocco and Russia. On November 23, 2020, the DOC preliminarily determined that counteravailable subsidies were being provided by those governments and on February 9, 2021 the DOC determined final counteravailable subsidy rates. A final determination by the ITC as to whether these subsidized imports has harmed or threatens to harm the U.S. phosphate industry is expected in March 2021.
•In July, 2020, we extended the term and increased the limit of our revolving credit facility. As of December 31, 2020, we held a liquidity position in excess of $3.3 billion, including cash and available committed and uncommitted lines of credit, of $574 million, $2.2 billion and $600 million , respectively.
•In response to Covid-19, we implemented measures in 2020 that were intended to provide for the immediate health and safety of our employees, including working remotely and alternating work schedules, in order to minimize the number of employees at a single location. In an effort to contain the spread of the virus, many government authorities, at locations where we do business, issued “social distancing or shelter-in-place” orders. In accordance with such orders, operations at our Miski Mayo mine in Peru were closed on March 16, 2020 and resumed on May 13, 2020. Our Patrocino operations in Brazil were also closed for ten days, restarting operations on April 7, 2020. We also delayed planned maintenance at certain locations until the fourth quarter of 2020 which resulted in increased costs. These events resulted in minimal disruptions to our operations. Our response to the pandemic was effective throughout the year in limiting the impacts on our operating facilities, employees, supply chain and logistics.
Year ended December 31, 2019
Phosphates operating results for the year ended December 31, 2019 were unfavorably impacted by a decrease in phosphates selling prices compared to 2018. Phosphate prices began to decrease in the fourth quarter of 2018 due to the limited fall application season in North America and increased import activity that continued through the first half of 2019. Selling prices remained low throughout 2019 due to reduced demand as a result of the adverse weather conditions in North America throughout 2019, which significantly delayed planting and harvest as well as increased supply due to new capacity coming online. These factors also unfavorably impacted finished product sales volumes in 2019. Operating results were also negatively impacted by higher costs related to the temporary idling of the South Pasture, Florida mine in August 2018 and the Louisiana facility in the second half of 2019, operational challenges as we transitioned to new mining areas, and costs related to the permanent closure of our Plant City, Florida phosphate facility, announced in the second quarter of 2019. In December 2019, prices began increasing as demand began strengthening against supply in reaction to lower China exports and production curtailments, which resulted in a more constructive supply and demand balance as we moved in 2020.
Potash operating results were favorably impacted by increases in the average selling price in 2019 compared to 2018, though this benefit was primarily featured in the first half of the year. Potash prices in 2019 were at their highest at the outset of the year, and then declined through December and into the first several weeks of 2020.  The decline in market prices was a function of weak demand in key markets, including North America, which was impacted by adverse weather conditions throughout 2019 and increased risks of a delay in the Chinese contract settlement.  In response to this weaker demand and falling prices, many potash producers announced production curtailments in the second half of 2019.  These actions resulted in a better balance of supply and demand at the start of 2020.  Operating results were unfavorably impacted by lower potash sales volumes in 2019 compared to 2018. In 2019, domestic sales volumes declined due to the adverse weather conditions discussed above, that resulted in delayed plantings and harvest, as well as missed fertilizer applications. Operating results were also negatively impacted by higher fixed cost absorption due to lower production, as we idled the Colonsay mine and reduced production at the Esterhazy mine to control inventory, and higher Canadian resource taxes as a result of tax law changes that became effective in 2019.
Mosaic Fertilizantes operating results in 2019 were unfavorably impacted by expenses related to the temporary idling of three of our Brazilian phosphate mines for a large portion of the year, as we worked to comply with new legislation regarding tailings dams in Brazil. This resulted in increased raw material costs, as we imported rock to meet our production needs, increased conversion costs and idle plants costs. Operating results were favorably impacted by an increase in sales volumes in 2019 compared to 2018, driven by an increase in business-to-consumer sales in Brazil. Sales volumes also benefited from an increase in Brazilian trade with China in 2019.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Years Ended December 31,			2020-2019		2019-2018
(in millions, except price per tonne or unit)	2020	2019	2018	Change	Percent	Change	Percent
Net sales:
North America	$1,953.1	$1,816.6	$2,283.0	$136.5	8%	$(466.4)	(20)%
International	1,163.3	1,424.7	1,603.3	(261.4)	(18)%	(178.6)	(11)%
Total	3,116.4	3,241.3	3,886.3	(124.9)	(4)%	(645.0)	(17)%
Cost of goods sold	2,990.9	3,323.6	3,304.8	(332.7)	(10)%	18.8	1%
Gross margin	$125.5	$(82.3)	$581.5	$207.8	NM	$(663.8)	NM
Gross margin as a percentage of net sales	4.0%	(2.5)%	15.0%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	4,936	5,003	4,947	(67)	(1)%	56	1%
Performance and Other(b)	3,598	3,177	3,411	421	13%	(234)	(7)%
Total finished product tonnes	8,534	8,180	8,358	354	4%	(178)	(2)%
Rock(c)	739	1,934	1,401	(1,195)	(62)%	533	38%
Total Phosphates Segment Tonnes(a)	9,273	10,114	9,759	(841)	(8)%	355	4%
Realized prices ($/tonne)
Average finished product selling price (destination)	$360	$379	$453	$(19)	(5)%	$(74)	(16)%
DAP selling price (fob mine)	$310	$325	$402	$(15)	(5)%	$(77)	(19)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$287	$324	$334	$(37)	(11)%	$(10)	(3)%
Sulfur (long ton)	$83	$128	$138	$(45)	(35)%	$(10)	(7)%
Blended rock (metric tonne)	$61	$62	$58	$(1)	(2)%	$4	7%
Production volume (in thousands of metric tonnes) - North America	8,160	8,077	8,357	83	1%	(280)	(3)%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Sales volumes of rock are presented on a wet tonne basis based on average moisture levels of 3.5% to 4.5% as it exits the drying process and is prepared for shipping.
Year Ended 2020 compared to Year Ended December 31, 2019
The Phosphates segment’s net sales were $3.1 billion for the year ended December 31, 2020, compared to $3.2 billion for the same period a year ago. The decrease in net sales was primarily due to lower average selling prices, which resulted in a decrease in net sales of approximately $140 million. This was partially offset by higher sales volumes, which increased net sales by approximately $20 million.
Our average finished product selling price decreased 5%, to $360 per tonne for the year ended December 31, 2020, compared to $379 per tonne for the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products increased to 8.5 million tonnes for the year ended December 31, 2020, compared to 8.2 million tonnes in 2019, due to the factors discussed in the Overview. The 62% decrease in the sales volumes of rock, shown in the table above,was due to the Miski Mayo mine being temporarily idled for a portion of the current year due to COVID-19. In addition, in the prior year, Mosaic Fertilizantes purchased rock from the Miski Mayo mine (included in our Phosphates segment) to supplement their production requirements, as Mosaic Fertilizantes' mines were temporarily idled for a portion of the prior year.
Gross margin for the Phosphates segment increased to $125.5 million in the current year compared with $(82.3) million for the prior year. The increase was primarily driven by the impact of lower raw material prices (primarily sulfur, ammonia, and blended rock) of approximately $260 million compared to the prior-year period. Gross margin was also favorably impacted in the current year by lower idle plant and turnaround costs of approximately $80 million. This was partially offset by unfavorable sales prices, which negatively impacted gross margin by approximately $140 million.
Our average consumed price for ammonia in our North American operations decreased to $287 per tonne in 2020 from $324 a year ago. The average consumed price for sulfur for our North American operations decreased to $83 per long ton for the year ended December 31, 2020 from $128 in the prior-year period. The purchase price of these raw materials is driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. The average consumed cost of purchased and produced rock decreased to $61 per tonne in the current year, from $62 a year ago.
The Phosphates segment’s production of crop nutrient dry concentrates and animal feed ingredients increased to 8.2 million tonnes for the year ended December 31, 2020, compared to 8.1 million in 2019. For the year ended December 31, 2020, our operating rate for processed phosphate production decreased to 82%, compared to 83% in the same period of the prior year.
Our North American phosphate rock production was 12.8 million tonnes in the current year compared with 12.2 million tonnes in the same period a year ago. In the prior year, production suffered due to challenges caused by weather, and operational challenges as we transitioned into new mining areas.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Years Ended December 31,			2020-2019		2019-2018
(in millions, except price per tonne or unit)	2020	2019	2018	Change	Percent	Change	Percent
Net sales:
North America	$1,147.2	$1,096.4	$1,298.6	$50.8	5%	$(202.2)	(16)%
International	872.1	1,017.4	875.3	(145.3)	(14)%	142.1	16%
Total	2,019.3	2,113.8	2,173.9	(94.5)	(4)%	(60.1)	(3)%
Cost of goods sold	1,551.0	1,497.0	1,576.7	54.0	4%	(79.7)	(5)%
Gross margin	$468.3	$616.8	$597.2	$(148.5)	(24)%	$19.6	3%
Gross margin as a percentage of net sales	23.2%	29.2%	27.5%
Sales volume(a) (in thousands of metric tonnes)
MOP	8,456	7,059	7,991	1,397	20%	(932)	(12)%
Performance and Other(b)	941	784	791	157	20%	(7)	(1)%
Total Potash Segment Tonnes	9,397	7,843	8,782	1,554	20%	(939)	(11)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$215	$270	$248	$(55)	(20)%	$22	9%
MOP selling price (fob mine)	$181	$237	$214	$(56)	(24)%	$23	11%
Production volume (in thousands of metric tonnes)	8,433	7,868	9,239	565	7%	(1,371)	(15)%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag, Aspire and animal feed ingredients.
Year Ended 2020 compared to Year Ended December 31, 2019
The Potash segment’s net sales decreased to $2.0 billion for the year ended December 31, 2020, compared to $2.1 billion in the same period a year ago. The decrease in net sales was driven by an unfavorable impact from lower sales prices of approximately $520 million, partially offset by favorable sales volumes of approximately $430 million.
Our average finished product selling price was $215 per tonne for the year ended December 31, 2020, a decrease of $55 per tonne compared with the prior year period, due to the factors discussed in the Overview.
The Potash segment’s sales volumes increased to 9.4 million tonnes for the year ended December 31, 2020, compared to 7.8 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $468.3 million in the current year, from $616.8 million in the prior year period. Gross margin was negatively impacted by $520 million related to the decrease in selling prices, partially offset by approximately $240 million due to higher sales volumes. Gross margin was also favorably impacted by lower fixed cost absorption and plant spending of approximately $140 million, due to higher production and decreased length of maintenance turnarounds compared to the prior year. Canadian resource taxes and other costs affecting gross margin are discussed in more detail below.
We had expense of $146.1 million from Canadian resource taxes for the year ended December 31, 2020, compared to $174.6 million in the prior year. Royalty expense decreased to $30.0 million for the year ended December 31, 2020, from $37.3 in the prior year. The fluctuations in Canadian resource taxes and royalties are due to lower average selling prices and margins in the current year, compared to the prior year.
We incurred $108.0 million in brine management expenses, including depreciation on brine assets, at our Esterhazy mine in 2020, compared to $137.6 million in 2019. The reduced costs in 2020 are a reflection of our management of brine inflow expense. We remain on track in our development of the K3 shaft at our Esterhazy mine, which is expected to reach full operational capacity by mid-2022. The completion of K3 will provide us the opportunity to eliminate future brine inflow management costs which are expected to drop to an immaterial level by the end of 2021.
For the year ended December 31, 2020, potash production increased to 8.4 million tonnes, compared to 7.9 million tonnes in the prior year period, and an operating rate of 87% for 2020, compared to 75% for 2019. Increased production in 2020 is primarily due to the ramp up at our Esterhazy K3 mine. Our production and operating rate in 2019 reflect the impact of timing and length of maintenance turnarounds, the temporary idling of the Colonsay mine during 2019, and inventory control downtime at our Esterhazy mine.
Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Years Ended December 31,			2020-2019		2019-2018
(in millions, except price per tonne or unit)	2020	2019	2018	Change	Percent	Change	Percent
Net Sales	$3,481.6	$3,782.8	$3,747.1	$(301.2)	(8)%	$35.7	1%
Cost of goods sold	3,062.0	3,492.7	3,364.2	(430.7)	(12)%	128.5	4%
Gross margin	$419.6	$290.1	$382.9	$129.5	45%	$(92.8)	(24)%
Gross margin as a percent of net sales	12.1%	7.7%	10.2%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	3,813	2,605	2,847	1,208	46%	(242)	(9)%
Potash produced in Brazil	305	327	323	(22)	(7)%	4	1%
Purchased nutrients	6,446	6,312	5,964	134	2%	348	6%
Total Mosaic Fertilizantes Segment Tonnes	10,564	9,244	9,134	1,320	14%	110	1%
Realized prices ($/tonne)
Average finished product selling price (destination)	$330	$409	$410	$(79)	(19)%	$(1)	—%
Brazil MAP price (delivered price to third party)	$333	$402	$491	$(69)	(17)%	$(89)	(18)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	597	839	539	(242)	(29)%	300	56%
MicroEssentials® from Mosaic	1,108	935	1,058	173	19%	(123)	(12)%
Potash from Mosaic/Canpotex	2,081	2,071	2,361	10	—%	(290)	(12)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$336	$369	$376	$(33)	(9)%	$(7)	(2)%
Sulfur (long ton)	$108	$181	$197	$(73)	(40)%	$(16)	(8)%
Blended rock (metric tonne)	$69	$104	$101	$(35)	(34)%	$3	3%
Production volume (in thousands of metric tonnes)	3,918	3,327	3,749	591	18%	(422)	(11)%

Year Ended December 31, 2020 compared to Year Ended December 31, 2019
The Mosaic Fertilizantes segment’s net sales were $3.5 billion for the year ended December 31, 2020, compared to $3.8 billion for 2019. The decrease in net sales was due to lower sales prices, which unfavorably impacted net sales by approximately $720 million. This was partially offset by an increase in sales volumes, favorably impacting net sales by approximately $590 million. Net sales were also negatively impacted by foreign currency impacts of approximately $170 million.
The overall average finished product selling price decreased $79 per tonne to $330 per tonne for 2020 due to the decline in global prices described in the Overview.

The Mosaic Fertilizantes segment’s sales volume increased to 10.6 million tonnes for the year ended December 31, 2020, compared to 9.2 million tonnes for the prior year period, due to the factors discussed in the Overview.
Gross margin for the Mosaic Fertilizantes segment increased to $419.6 million for the year ended December 31, 2020, from $290.1 million in the prior year. The increase was driven by approximately $120 million of lower raw material and production costs and a benefit of $80 million related to higher sales volumes in the current year compared to the prior year. Gross margin was also favorably impacted by approximately $50 million due to lower idle costs in the current year. Idle and production costs were higher in 2019 as we temporarily idled our mines in Brazil to enable us to take steps to comply with new legislation regarding tailings dams. Gross margin also benefited from favorable foreign currency changes of approximately $130 million. These were partially offset by approximately $250 million, due to lower sales prices in 2020 compared to 2019.
The average consumed price for ammonia for our Brazilian operations was $336 per tonne for the year ended December 31, 2020, compared to $369 per ton in the prior year. The average consumed sulfur price for our Brazilian operations was $108 per long ton for the year ended December 31, 2020, compared to $181 in the prior year. The purchase price of these raw materials is driven by global supply and demand, and also include transportation, transformation, and storage costs.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 26 to our Notes to Consolidated Financial Statements. The Corporate, Eliminations and Other category includes, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments were no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for 2018 have been recast to reflect this change.
Gross margin for Corporate, Eliminations and Other was a gain of $51.5 million for the year ended December 31, 2020, compared to a gain of $72.7 million in the same period a year ago. The change was driven by eliminations of losses on intersegment sales of $3.4 million in the current year period, compared to elimination of losses on intersegment sales of $38.2 million in the prior year period. Contributing to the change was a net unrealized gain of $22.0 million in the current year period, primarily on foreign currency derivatives for Canada, compared to a net unrealized gain of $39.9 million in the prior year period. Distribution operations in India and China had revenues and gross margin of $639.4 million and $58.7 million, respectively, for the year ended December 31, 2020, compared to revenues and gross margin of $575.6 million and $27.3 million, respectively, for the year ended December 31, 2019. The increase was primarily due to increased sales volumes in the current year compared to the prior year period. Sales volumes of finished products were 2.0 million tonnes and 1.5 million tonnes for the years ended December 31, 2020 and 2019, respectively.

Other Income Statement Items

	Years Ended December 31,			2020-2019		2019-2018
(in millions)	2020	2019	2018	Change	Percent	Change	Percent
Selling, general and administrative expenses	$371.5	$354.1	$341.1	$17.4	5%	$13.0	4%
Impairment, restructuring and other expenses	—	1,462.1	—	(1,462.1)	(100)%	1,462.1	NM
Other operating expenses	280.5	176.0	229.0	104.5	59%	(53.0)	(23)%
Interest (expense)	(214.1)	(216.0)	(215.8)	1.9	(1)%	(0.2)	—%
Interest income	33.5	33.1	49.7	0.4	1%	(16.6)	(33)%
Interest expense, net	(180.6)	(182.9)	(166.1)	2.3	(1)%	(16.8)	10%
Foreign currency transaction (loss) gain	(64.3)	20.2	(191.9)	(84.5)	NM	212.1	(111)%
Other income (expense)	12.9	1.5	(18.8)	11.4	NM	20.3	NM
(Benefit from) provision for income taxes	(578.5)	(224.7)	77.1	(353.8)	157%	(301.8)	NM
Equity in net (loss) of nonconsolidated companies	(93.8)	(59.4)	(4.5)	(34.4)	58%	(54.9)	NM
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $371.5 million for the year ended December 31, 2020, compared to $354.1 million for the same period a year ago. The increase was due to approximately $20 million of higher consulting and professional service expenses related to executing on our strategic priorities, and approximately $20 million of higher incentive compensation expense in the current year. These increases were partially offset by favorable foreign currency impacts of approximately $22 million, primarily driven by the Brazilian real.
Impairment, Restructuring and Other Expenses
Restructuring and other expenses include costs associated with asset impairments, employee severance and pension expense, and other exit costs to close or indefinitely idle facilities. In 2019, we recognized pre-tax costs of $341.3 million related to the permanent closure of our Plant City phosphates manufacturing facility in Hillsborough County, Florida and pre-tax costs of $529.7 million related to the indefinite idling of our Colonsay, Saskatchewan potash facility. We also recognized a goodwill impairment charge of $589 million in our Phosphates reporting unit in 2019.
Other Operating Expenses
Other operating expenses were $280.5 million for the year ended December 31, 2020, compared to $176.0 million for the prior-year period. Other operating expenses typically relate to five major categories: 1) Asset Retirement Obligations (“AROs”), 2) environmental and legal reserves, 3) idle facility costs, 4) insurance reimbursements and 5) gain/loss on sale or disposal of fixed assets. The current year includes $134 million of ARO expenses and adjustments, $69 million related to closed and indefinitely idled facility costs, and $35 million of costs related to an increase in an environmental reserve. The current year also includes $19 million of losses on fixed asset disposals and $10 million of costs related to transformation initiatives in our North America operations.
Interest Expense, Net
Net interest expense decreased to $180.6 million for the year ended December 31, 2020, compared to $182.9 million in 2019.
Foreign Currency Transaction (Loss) Gain
In 2020, we recorded a foreign currency transaction loss of $64.3 million, compared to a gain of $20.2 million in 2019. The loss was the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans and gains of foreign currency derivative positions related to the hedging of Brazilian real cash flows.

Other Income/Expense
For the year ended December 31, 2020, we had other income of $12.9 million compared to expense of $1.5 million in the prior year. The change from the prior year is primarily related to a realized gain of $14 million on investments held in two financial assurance trust funds created in 2016 to provide additional financial assurance for the estimated costs of closure and long-term care of our Florida and Louisiana phosphogypsum management systems (the “RCRA Trusts”).
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the year ended December 31, 2020, we had a loss from equity of nonconsolidated companies of $93.8 million, net of tax, compared to a loss of $59.4 million, net of tax, for the prior year. The current year loss was primarily related to the operations of MWSPC, which resulted in a net loss of $97.3 million. This is because MWSPC is not yet operating at full capacity, and was also impacted by lower phosphate selling prices.
Provision for (Benefit from) Income Taxes

	Effective Tax Rate	Provision for Income Taxes
Year Ended December 31, 2020	(319.8)%	$(578.5)
Year Ended December 31, 2019	17.9%	(224.7)
Year Ended December 31, 2018	14.0%	77.1

For all years, our income tax is impacted by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.

In the year ended December 31, 2020, tax expense specific to the period included a net benefit of ($609.0) million. The net benefit relates to the following: ($582.6) million for changes to valuation allowances in the U.S. and foreign jurisdictions, primarily related to Brazil, ($23.6) million related to certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), $5.5 million related to release of the sequestration on AMT and miscellaneous tax expense of $2.7 million. The change to the valuation allowance in Brazil related to the Acquired Business. As of December 31, 2020, the successful integration of the Acquired Business has resulted in cumulative income therefore we were able to rely on future forecasts of taxable income which support realization of its deferred tax assets.
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
Critical Accounting Estimates
We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America which requires us to make various judgments, estimates and assumptions that could have a significant impact on our reported results and disclosures. We base these estimates on historical experience and other assumptions we believe to be reasonable at the time we prepare our financial statements. Changes in these estimates could have a material effect on our Consolidated Financial Statements.
Our significant accounting policies can be found in Note 2 of our Notes to Consolidated Financial Statements. We believe the following accounting policies include a higher degree of judgment and complexity in their application and are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Recoverability of Goodwill
Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. The carrying value of goodwill in our reporting units is tested annually as of October 31 for possible impairment. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual strategic and long range planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums, including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by various factors, including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. As of October 31, 2020, the date of our annual impairment testing, the Company concluded that the fair values of the reporting units which included goodwill were in excess of their respective carrying values and the goodwill for those units was not impaired. However, we determined that our Potash reporting unit had an estimated fair value that was not in significant excess of its carrying value. As a result, the goodwill assigned to the Potash reporting unit could be at risk of future impairment. Our Mosaic Fertilizantes reporting unit has substantial fair value in excess of its carrying value.

See Note 11 of our Notes to Consolidated Financial Statements for additional information regarding the goodwill impairment analysis, including the methodologies and assumptions used in estimating the fair values of our reporting units. As of December 31, 2020, we had $1.2 billion of goodwill.
Environmental Liabilities and Asset Retirement Obligations
We record accrued liabilities for various environmental and reclamation matters including the demolition of former operating facilities, and asset retirement obligations (“AROs”).
Contingent environmental liabilities are described in Note 24 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes, the effects of potential indemnification, as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Estimating the ultimate settlement of environmental matters requires us to develop complex and interrelated assumptions based on experience with similar matters, our history, precedents, evidence, and facts specific to each matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2020, and 2019, we had accrued $61.4 million and $39.3 million, respectively, for environmental matters.
As indicated in Note 15 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation, and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities in North America generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. As of December 31, 2020, and 2019, $1.4 billion and $1.3 billion, respectively, was accrued for AROs (current and noncurrent amounts) in North and South America. In August 2016, Mosaic deposited $630 million into two trust funds as financial assurance to support certain estimated future asset retirement obligations. See Note 15 of our Notes to Consolidated Financial Statements for additional information regarding the EPA RCRA Initiative.
Income Taxes
We make estimates for income taxes in three major areas: uncertain tax positions, valuation allowances, and U.S. deferred income taxes on our non-U.S. subsidiaries’ undistributed earnings.

Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $36.9 million as of December 31, 2020.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets is dependent on generating certain types of future taxable income, using both historical and projected future operating results, the source of future income, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of December 31, 2020, and 2019, we had a valuation allowance of $0.7 billion and $1.5 billion, respectively. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, resolution of matters under tax audit and foreign currency exchange rates could result in adjustment to these allowances.

Any dividends from controlled foreign corporations are tax-free from a U.S. income tax perspective. Additionally, there will not be any foreign tax credits associated with foreign dividends. Therefore, there are no federal U.S. implications of future repatriations on non-U.S. subsidiaries’ undistributed earnings. However, since there are no U.S. foreign tax credits associated with foreign dividends, any foreign withholding tax associated with a future repatriation will need to be accrued if the earnings are not permanently reinvested.
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
As of December 31, 2020, we had cash and cash equivalents of $0.6 billion, marketable securities held in trusts to fund future obligations of $0.7 billion, long-term debt including current maturities of $4.6 billion, short-term debt of $0.1 million and stockholders’ equity of $9.8 billion. In addition, we had $640.0 million of financing for certain customer purchases in Brazil through structured payable arrangements, as discussed in Note 12 of our Notes to Consolidated Financial Statements. We have a target liquidity buffer of up to $3.0 billion, including cash and available credit facilities. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During 2020, we invested $1.2 billion in capital expenditures and returned cash to shareholders through cash dividends of $75.8 million.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of December 31, 2020. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing funds held by non-U.S. subsidiaries back to the U.S., aside from withholding taxes.
We have certain contractual obligations that require us to make cash payments on a scheduled basis. These include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations and funding requirements of pension and postretirement obligations. Our long-term debt has maturities ranging from one year to 23 years. Unconditional purchase obligations are our largest contractual cash obligations. These include obligations for capital expenditures related to our expansion projects, contracts to purchase raw materials such as sulfur, ammonia, phosphate rock and natural gas, obligations to purchase raw materials for our international distribution activities and equity contributions for or loans to nonconsolidated investments. Other large cash obligations are our AROs and other environmental obligations primarily related to our Phosphates and Mosaic Fertilizantes segments. We expect to fund our AROs, purchase obligations, long-term debt and capital expenditures with a combination of operating cash flows, cash and cash equivalents and borrowings. See Off-Balance Sheet Arrangements and Obligations below for the amounts owed by Mosaic under Contractual Cash Obligations and for more information on other environmental obligations, for more information on this matter.
Sources and Uses of Cash
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for calendar years 2020, 2019 and 2018:

	Years Ended December 31,
(in millions)				2020-2019		2019-2018
Cash Flow	2020	2019	2018	Change	Percent	Change	Percent
Net cash provided by operating activities	$1,582.6	$1,095.4	$1,409.8	$487.2	44%	$(314.4)	(22)%
Net cash used in investing activities	(1,189.5)	(1,360.9)	(1,944.7)	171.4	13%	583.8	30%
Net cash used in financing activities	(283.8)	(82.2)	(724.8)	(201.6)	(245)%	642.6	89%
As of December 31, 2020, we had cash and cash equivalents and restricted cash of $0.6 billion. Funds generated by operating activities, available cash and cash equivalents and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings either under our revolving credit facility or through long-term borrowings will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At December 31, 2020, we had $2.19 billion available under our $2.20 billion revolving credit facility.
Operating Activities
Net cash flow from operating activities has provided us with a significant source of liquidity. For the year ended December 31, 2020, net cash provided by operating activities was $1.6 billion, compared to $1.1 billion in the prior year. Our results of operations, after non-cash adjustments to net earnings, contributed $1.1 billion to cash flows from operating activities during 2020, compared to $1.2 billion during 2019. During 2020, we had a favorable working capital change of $526.9 million, compared to an unfavorable change of $69.2 million during 2019.
The change in working capital for the year ended December 31, 2020 was primarily driven by favorable impacts from changes in accounts payable and accrued liabilities of $333.3 million, inventories of $191.4 million and other noncurrent liabilities of $89.7 million partially offset by an unfavorable change in accounts receivable of $153.6 million. The change in accounts payable and accrued liabilities was driven by an increase in material purchases in our international locations and an increase in customer prepayments in Brazil, revisions in estimates of AROs and environmental liabilities and an increase in incentive accruals compared to the prior year. The favorable change in inventories was driven by higher sales volumes toward the end the year which resulted in lower inventories on hand. The increase in other noncurrent liabilities was related to increases in estimates for our AROs and environmental liabilities. These changes were partially offset by an increase accounts receivable related to higher sales volumes and prices at the end of the current year compared to the prior year.
The change in working capital for the year ended December 31, 2019 was primarily driven by unfavorable impacts from the changes in accounts payable and accrued liabilities of $175.2 million , and in other current and noncurrent assets of $36.0 million, offset by the favorable impact of the change in inventories of $128.1 million. The change in accounts payable and accrued liabilities was primarily driven by lower activity, as a result of the idling of some of our potash and phosphate locations toward the end of 2019. The change in other current and noncurrent assets was primarily related to taxes receivable, as our estimated payments during the year were based on expected earnings and actual results were lower. The decrease in inventories was primarily related to decreased raw material and finished goods cost in Brazil, and a reduction in inventory volumes due to lower production across our segments at the end of 2019.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2020 was $1.2 billion, compared to $1.4 billion in the same period a year ago, primarily driven by capital expenditures of $1.2 billion in 2020, compared to $1.3 billion in 2019.
In 2019, we also purchased the Pine Bend distribution facility for $55.1 million.
Financing Activities
Net cash used in financing activities was $283.8 million for the year ended December 31, 2020. In 2020, we made net payments on short-term borrowings of $21.4 million and net payments on structured accounts payable of $118.8 million. Payments on our long-term debt, net of borrowings, were $62.2 million. We also paid dividends of $75.8 million in 2020.
In 2019, we made stock repurchases of $149.9 million and paid dividends of $67.2 million. We also received net proceeds from short-term borrowings of $36.8 million and net proceeds from structured accounts payable of $147.1 million. Payments on our long-term debt were $48.3 million in 2019.
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
Off-Balance Sheet Arrangements and Obligations
Off-Balance Sheet Arrangements
In accordance with the definition under rules of the Securities and Exchange Commission (“SEC”), the following qualify as off-balance sheet arrangements:
•certain obligations under guarantee contracts that have “any of the characteristics identified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) paragraph ASC 460-10-15-4 (Guarantees Topic)”;
•a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•any obligation, including a contingent obligation, under a contract that would be accounted for as derivative instruments except that it is both indexed to the registrant’s own stock and classified as equity; and
•any obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.
Information regarding guarantees that meet the above requirements is included in Note 18 of our Notes to Consolidated Financial Statements and is hereby incorporated by reference. We do not have any contingent interest in assets transferred, derivative instruments, or variable interest entities that qualify as off-balance sheet arrangements under SEC rules.

Contractual Cash Obligations
The following is a summary of our contractual cash obligations as of December 31, 2020:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$4,578.0	$504.2	$1,596.9	$185.8	$2,291.1
Estimated interest payments on long-term debt(b)	1,921.4	203.2	343.7	241.8	1,132.7
Operating leases	195.2	71.6	80.8	21.7	21.1
Purchase commitments(c)	5,094.6	2,191.8	934.6	549.4	1,418.8
Pension and postretirement liabilities(d)	465.9	10.7	101.9	101.1	252.2
Total contractual cash obligations	$12,255.1	$2,981.5	$3,057.9	$1,099.8	$5,115.9
______________________________
(a)Long-term debt primarily consists of unsecured notes, finance leases, unsecured debentures and secured notes.
(b)Based on interest rates and debt balances as of December 31, 2020.
(c)Based on prevailing market prices as of December 31, 2020. The majority of value of items more than 5 years is related to our CF Ammonia Supply Agreement. For additional information related to our purchase commitments, see Note 23 of our Notes to Consolidated Financial Statements.
(d)The 2021 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments. The above amounts include our North America and Brazil plans.
We have also entered into various partnership and licensing arrangements, under which we have future cash commitments of up to $30 million.
Other Commercial Commitments
The following is a summary of our other commercial commitments as of December 31, 2020:

		Commitment Expiration by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$67.1	$67.1	$—	$—	$—
Surety bonds	624.8	624.5	—	0.3	—
Total	$691.9	$691.6	$—	$0.3	$—
The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We issue letters of credit through our revolving credit facility and bi-lateral agreements. As of December 31, 2020, we had $12.4 million of outstanding letters of credit through our credit facility and $54.7 million outstanding through bi-lateral agreements. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack”) closure in our Florida and Louisiana operations where, for permitting purposes, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. As of December 31, 2020, we had $342.6 million in surety bonds and a $50 million letter of credit included in the amount above, outstanding for reclamation obligations, primarily related to mining in Florida, and a $243.2 million surety bond delivered to EPA as a substitute for the financial assurance provided through the Plant City Trust. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.
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
Currently, state financial assurance requirements in Florida and Louisiana for the closure and post-closure care of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs of Gypstacks, the undiscounted value of which is approximately $1.6 billion. The value of the AROs for closure and post-closure care of Mosaic’s Gypstacks, discounted to the present value based on a credit-adjusted risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $669.9 million as of December 31, 2020. Compliance with the financial assurance requirements in Florida and Louisiana is generally based on the undiscounted Gypstack closure estimates.
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
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and the Bonnie Facility. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond delivered to EPA (the “Plant City Bond”). The amount of the Plant City Bond is $243.2 million, at December 31, 2020, which reflects our closure cost estimates at that date. The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. On July 27, 2018, we received $21.0 million from the Bonnie Facility Trust by substituting the trust fund for the Bonnie Financial Test supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.

Other Long-Term Obligations
The following is a summary of our other long-term obligations, including Gypstacks and land reclamation, as of December 31, 2020:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO(a)	$3,316.8	$211.4	$281.7	$210.7	$2,613.0
______________________________
(a)Represents the undiscounted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $1.4 billion as of December 31, 2020, and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.
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
Income Tax Obligations
Gross uncertain tax positions as of December 31, 2020 of $36.9 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 14 of our Notes to Consolidated Financial Statements.
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
The functional currency of several of our Canadian entities is the Canadian dollar. For those entities, sales are primarily denominated in U.S. dollars, but the costs are paid principally in Canadian dollars. We generally enter into derivative instruments for a portion of the currency risk exposure on anticipated cash inflows and outflows, including contractual outflows for our Potash expansion and other capital expenditures denominated in Canadian dollars. Mosaic hedges cash flows on a declining basis, up to 18 months for the Canadian dollar. We may also enter into hedges up to 36 months for expected Canadian dollar capital expenditures related to our Esterhazy K3 expansion program. A stronger Canadian dollar generally reduces these entities’ operating earnings. A weaker Canadian dollar has the opposite effect. Depending on the underlying exposure, such derivatives can create additional earnings volatility because we do not apply hedge accounting. Gains or losses on these derivative contracts, both for open contracts at quarter-end (unrealized) and settled contracts (realized), are recorded in either cost of goods sold or foreign currency transaction gain (loss).

The functional currency for our Brazilian subsidiaries is the Brazilian real. We finance our Brazilian inventory purchases with U.S. dollar-denominated liabilities. We hedge cash flows on a declining basis, up to 12 months for the Brazilian real. Due to the Acquisition, our exposure to the Brazilian real has increased and, as a result, the amount of foreign derivatives that we have entered into related to the Brazilian real has increased. A stronger Brazilian real relative to the U.S. dollar has the impact of reducing these liabilities on a functional currency basis. When this occurs, an associated foreign currency transaction gain is recorded as non-operating income. A weaker Brazilian real generally has the opposite effect. We also enter into derivative instruments for a portion of our currency risk exposure on anticipated Brazilian real cash flows, and record an associated gain or loss in the foreign currency transaction gain (loss) line in the Consolidated Statements of Earnings. A stronger Brazilian real generally reduces our Brazilian subsidiaries operating earnings. A weaker Brazilian real has the opposite effect.
As discussed above, we have Canadian dollar, Brazilian real, and other foreign currency exchange contracts. As of December 31, 2020, and 2019, the fair value of our major foreign currency exchange contracts were $10.8 million and ($7.2) million, respectively. We recorded an unrealized gain of $14.1 million in cost of goods sold and recorded an unrealized gain of $7.0 million in foreign currency transaction gain (loss) in the Consolidated Statements of Earnings for 2020.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of December 31, 2020				As of December 31, 2019
	Expected Maturity Date Years ending December 31,			Fair Value	Expected Maturity Date Years ending December 31,			Fair Value
(in millions)	2021	2022	2023		2020	2021	2022
Foreign Currency Exchange Forwards
Canadian Dollar				$31.9				$7.6
Notional (million US$) - short Canadian dollars	$170.0	$48.4	$6.0		$72.3	$—	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3089	1.3285	1.3304		1.3137	—	—
Notional (million US$) - long Canadian dollars	$670.5	$196.5	$59.4		$585.2	$200.1	$90.6
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3291	1.3153	1.3299		1.3117	1.3093	1.3245
Foreign Currency Exchange Collars
Canadian Dollar				$0.4				$0.2
Notional (million US$) - long Canadian dollars	$—	$30.3	$—		$—	$—	$22.8
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	1.3432	—		—	—	1.3483
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	1.2874	—		—	—	1.2800

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(19.4)				$(14.4)
Notional (million US$) - short Brazilian real	$582.4	$—	$—		$464.4	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.2160	—	—		4.1616	—	—
Notional (million US$) - long Brazilian real	$924.6	$—	$—		$366.5	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.3068	—	—		4.0628	—	—
Indian Rupee				$(2.1)				$(0.6)
Notional (million US$) - short Indian rupee	$146.0	$—	$—		$115.4	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	74.5083	—	—		71.9895	—	—
Total Fair Value				$10.8				$(7.2)
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

As of December 31, 2020, and 2019, the fair value of our major commodities contracts were $5.3 million and ($4.0) million, respectively. We recorded an unrealized gain of $8.0 million in cost of goods sold on the Consolidated Statements of Earnings for 2020.
Our primary commodities exposure relates to price changes in natural gas.
The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of December 31, 2020					As of December 31, 2019
	Expected Maturity Date Years ending December 31,				Fair Value	Expected Maturity Date Years ending December 31,				Fair Value
(in millions)	2021	2022	2023	2024		2020	2021	2022	2023
Natural Gas Swaps					$5.3					$(4.0)
Notional (million MMBtu) - long	17.7	8.5	1.2	—		20.6	18.5	4.9	—
Weighted Average Rate (US$/MMBtu)	$1.93	$2.16	$2.88	$—		$1.92	$1.98	$1.83	$—
Total Fair Value					$5.3					$(4.0)
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of December 31, 2020, and 2019, the fair value of our interest rate contracts was zero and $11.4 million, respectively. In April 2020, the interest swap contracts were terminated which resulted in net proceeds to us of approximately $35 million and an immaterial impact to our Consolidated Statement of Earnings (Loss).
Summary
Overall, there have been no material changes in our primary market risk exposures since the prior year. In 2021, we do not expect any material changes in our primary risk exposures. Additional information about market risk associated with our investments held in the RCRA Trusts is provided in Note 13 of our Notes to Consolidated Financial Statements. For additional information related to derivatives, see Notes 16 and 17 of our Notes to Consolidated Financial Statements.
Environmental, Health, Safety and Security Matters
We are subject to complex and evolving international, federal, state, provincial and local environmental, health, safety and security (“EHS”) laws that govern the production, distribution and use of crop nutrients and animal feed ingredients. These EHS laws regulate or propose to regulate: (i) conduct of mining, production and supply chain operations, including employee safety and facility security procedures; (ii) management or remediation of potential impacts to air, soil and water quality from our operations; (iii) disposal of waste materials; (iv) reclamation of lands after mining; (v) management and handling of raw materials; (vi) product content; and (vii) use of products by both us and our customers.
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
We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards and to continue to improve our environmental stewardship. In 2021, excluding capital expenditures arising out of the consent decrees referred to under “EPA RCRA Initiative” in Note 15 of our Notes to Consolidated Financial Statements, we expect environmental capital expenditures to total approximately $340 million, primarily related to: (i) modification or construction of waste management infrastructure and water treatment systems; (ii) construction and modification projects associated with Gypstacks and clay settling ponds at our Phosphates facilities and tailings management areas for our Potash mining and processing facilities; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $130 million in 2021. In 2022, we estimate environmental capital expenditures will be approximately $300 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $170 million. We spent approximately $350 million in each of the years ended December 31, 2020 and 2019 for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation, Gypstack closure or water treatment expenditures will not be required in 2021 or in the future.
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
Expanding our operations or extending operations into new areas is also predicated upon securing the necessary environmental or other permits or approvals. We have been engaged in, and over the next several years will be continuing, efforts to obtain permits in support of our anticipated Florida operations at certain of our properties. For years, we have successfully permitted properties and anticipate that we will be able to permit these properties as well.
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
On September 12, 2019, EPA and the Corps jointly issued a final regulation that repealed the 2015 Clean Water Rule and restored the previous regulatory regime. This regulation reestablished national consistency by returning all jurisdictions to the longstanding regulatory framework that existed prior to the 2015 Clean Water Rule. The final rule and repeal of the 2015 Clean Water Rule took effect sixty (60) days after publication in the Federal Register.
The September 12, 2019 repeal of the 2015 Clean Water Rule was the first step in a two-step rulemaking process to define the scope of “waters of the United States” that are regulated under the Clean Water Act. The second step was completed in April 2020, when EPA and the Corps jointly issued the “Navigable Waters Protection Rule” published on April 21, 2020 (85 Fed. Reg. 22,250). By defining what constitutes “waters of the United States” under the federal Clean Water Act (“CWA”), the new rule distinguishes between federal waters and waters under the sole control of the States. It also clarifies the types of connections to perennial and intermittent tributaries that make lakes and ponds jurisdictional and clarifies the factors that determine when wetlands are considered “adjacent”.
The new “Navigable Waters Protection Rule” revised the definition of “waters of the United States” (WOTUS) under the CWA to include: (i) territorial seas and traditional navigable waters; (ii) perennial and intermittent tributaries to those waters; (iii) certain lakes, ponds, and impoundments; (iv) and wetlands adjacent to jurisdictional waters. According to EPA, “Congress, in the Clean Water Act, explicitly directed the Agencies to protect ‘navigable waters.’ The Navigable Waters Protection Rule regulates the nation’s navigable waters and the core tributary systems that provide perennial or intermittent flow into them.”

The new Navigable Waters Protection Rule is in effect in every state except for Colorado. The U.S. District of Colorado blocked implementation of the Navigable Waters Protection Rule in Colorado, holding that the Supreme Court’s decision in Rapanos v. United States foreclosed the interpretation the U.S. EPA and Corps had incorporated into the new regulation. On the same day, the U.S. District Court for the Northern District of California reached the opposite conclusion, instead denying a motion by a group of states and cities to block the rule’s nationwide implementation. Similar requests for relief have been made in other federal district courts, including Arizona, Washington and New Mexico, with more appeals expected in late 2020. To date, there have been 13 complaints filed in 11 different U.S. District Courts seeking to challenge final rule.
In August 2020, the Justice Department, an industry coalition, and individual landowners filed a Notice of Appeal with the U.S. Court of Appeals for the 10th Circuit to challenge the injunction entered by the Colorado District Court. Although oral argument was held, there has been no final ruling by the Court of Appeals, to date.
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

In 2020, we executed a surety bond in the amount of approximately $82 million to establish financial assurance for closure of our Carlsbad, New Mexico potash facility with the U.S. Department of the Interior, Bureau of Land Management and the New Mexico Environment Department.

In February 2020, as part of a broader initiative under the financial assurance provisions of the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or the Superfund law, EPA issued a proposed decision concluding that no financial assurance was needed for the chemical manufacturing sector, which likely would include certain of our operations. In December 2020, EPA issued a final decision, consistent with its proposed decision. That became effective on January 4, 2021.
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
The direct greenhouse gas emissions from our operations result primarily from:
•Combustion of natural gas to produce steam and dry potash products at our Belle Plaine, Saskatchewan, potash solution mine. To a lesser extent, at our potash shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products.
•The use of natural gas as a feedstock in the production of ammonia at our Faustina, Louisiana phosphates plant.
•Process reactions from naturally occurring carbonates in phosphate rock.
•Operation of transport trucks, mining and construction equipment, and other machinery powered by internal combustion engines utilizing fossil fuels.
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
In May 2017, the U.S. President announced that the United States would withdraw from the Paris Agreement. The country’s withdrawal was effective November 2020. However, on January 20, 2021 the new U.S. President rejoined the Paris Agreement, which could be effective as early as February 2021. In 2015, prior to this announcement, the United States had submitted an NDC aiming to achieve, by 2025, an economy-wide target of reducing greenhouse gas emissions by 26-28% below its 2005 level. The NDC also aims to use best efforts to reduce emissions by 28%. The U.S. target covers all greenhouse gases that were a part of the 2014 Inventory of Greenhouse Gas Emissions and Sinks. While the future of U.S.’s involvement in the Paris Agreement and the status of this NDC are unclear, various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, EPA or various states and those initiatives already adopted may be used to implement a U.S. NDC. Additionally, more stringent laws and regulations may be enacted to accomplish the goals set out in the NDC.
Brazil ratified the Paris Agreement on September 21, 2016, committing to an NDC that includes an economy-wide target of 1.3 GtCO2e by 2025 and 1.2 GtCO2e by 2030. In 2020 Brazil submitted a new NDC, which reaffirms the country’s commitment to reducing total net greenhouse gas emissions by 37% in 2025 and by 43% in 2030. The NDC further commits to achieving climate neutrality in 2060. Since 2009, Brazil has a National Policy on Climate Change. This Policy is implemented by two instruments: the National Plan on Climate Change and the National Climate Change Fund. Additionally, sector-specific, such as the National Plan for Low Carbon Emission in Agriculture (ABC Plan). As part of its commitments in the Paris Agreement, Brazil enforced a Biofuels National Policy (RenovaBio) program in 2020, which sets a carbon credit mechanism based on emission reductions from the use of biofuels. Renovabio aims to increase biofuels rate in the country’s energy matrix and reached 97% of its target on the first year. The program demands fossil fuel distributor to compensate for the carbon emissions through the acquisition of CBIOS (decarbonization certificates), issued by biofuel producers (e.g. Ethanol plants). Since 2020 Congress became active in proposing other climate-related legislations and could approve new instruments to combat climate change in this current legislature.
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
Remedial Activities
Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") (aka Superfund) and state analogues impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including those who have disposed of “hazardous substances” at a location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we are alleged to have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $61.4 million as of December 31, 2020, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.
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
We have included, or incorporate by reference, throughout this annual report on Form 10-K discussions of various matters relating to our sustainability, in its broadest sense, that we believe may be material to our investors. These matters include, but are not limited to, discussions about: corporate governance, including the leadership and respective roles of our Board of Directors and its committees, and management; recent and prospective developments in our business; product development; risk, enterprise risk management and risk oversight; the regulatory and permitting environment for our business and ongoing regulatory and permitting initiatives; executive compensation practices; employee and contractor safety; and other EHS matters including climate change, water management, energy and other operational efficiency initiatives, reclamation and asset retirement obligations. Other matters relating to sustainability are included in our sustainability reports that are available on our website at www.mosaicco.com/ourresponsibility. Our sustainability reports are not incorporated by reference in this annual report on Form 10-K.
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
•the impact of the novel coronavirus Covid-19 pandemic on the global economy and our business, suppliers, customers, employees and the communities in which we operate, as further described in Part I, Item 1A of this 10-K Report;
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
Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein as if fully stated herein.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Mosaic Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries (the Company) as of December 31, 2020 and December 31, 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes and Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the recoverability of the carrying value of goodwill for the Potash and Mosaic Fertilizantes reporting units

As discussed in Note 11 of the consolidated financial statements, the goodwill balance as of December 31, 2020 was $1,173.0 million. Of this amount, $1,063.2 million and $97.7 million was allocated to the Potash and Mosaic Fertilizantes reporting units, respectively, with the remaining $12.1 million allocated to the Corporate, Eliminations and Other reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances may indicate that the carrying value of a reporting unit might exceed its fair value.

We identified the assessment of the recoverability of the carrying value of goodwill for the Potash and Mosaic Fertilizantes reporting units as a critical audit matter. The estimated fair value of the Potash and Mosaic Fertilizantes reporting units exceeded the carrying value for each reporting unit, however fluctuations in the Company’s stock price and the carrying value of its assets being in excess of the market capitalization during the year indicated a higher risk that the goodwill may be impaired and, therefore, also resulted in the application of greater auditor judgment. For each reporting unit, certain selling prices, raw material prices, sales volume growth rates, terminal value growth rates and discount rates used in the fair value measurement of the reporting units have been identified as significant assumptions. These significant assumptions were challenging to evaluate as changes to those assumptions may impact the Company’s assessment of the recoverability of the carrying value of the goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls related to the Company’s development of the significant assumptions noted above. We performed sensitivity analyses over the significant assumptions for each reporting unit to assess the impact of changes in those assumptions on the Company’s determination of the fair value of each reporting unit. We evaluated certain selling prices and raw material prices used by the Company to assess the recoverability of goodwill by comparing them to external forecasts from industry publications and to actual results of the Company. We compared prior selling prices of the products and raw material prices to the Company’s subsequent results to assess the Company’s ability to accurately forecast. We evaluated the terminal value growth rate used for each reporting unit by comparing it to forecasted long-term growth rates from industry publications. We compared the Company’s assumptions of sales volume growth rates to trends in the historical financial results and relevant industry data including current and projected economic conditions. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities

•evaluating the Company’s terminal growth rate, by comparing it against inflation projections that were independently developed using publicly available information

•developing estimates of the Potash and Mosaic Fertilizantes reporting unit fair values using the reporting units’ cash flow assumptions and an independently developed discount rate, and comparing the result to the Company’s fair value estimates.

Evaluation of asset retirement obligations for water treatment costs

As discussed in Note 15 to the consolidated financial statements, the Company has recorded asset retirement obligations (AROs) of $1,393.9 million as of December 31, 2020. The ARO includes the planned treatment of contaminated water (“water treatment costs”) and other asset retirement activities at the Company’s Florida and Louisiana facilities.

We identified the evaluation of asset retirement obligations for water treatment costs as a critical audit matter. Specialized skills and knowledge were required to evaluate the Company’s selection of planned water treatment activities to satisfy their legal obligation. In addition, there was a high degree of subjective auditor judgment due to the sensitivity of the AROs to minor changes to significant assumptions, such as the volume of contaminated water and the forecasted level of contamination used to estimate the water treatment costs per thousand gallons (“unit costs”).

The following are the primary procedures performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s ARO process. This included controls related to the knowledge, skill, and ability of third-party specialists and their relationship to the Company, determination of necessary activities required to treat contaminated water, and the development of the significant assumptions utilized in the process. We compared water treatment unit cost estimates to actual spending and water quality measurements. We evaluated the Company’s ability to accurately estimate water treatment costs by comparing the Company’s prior year estimates to the actual water treatment costs incurred. We performed sensitivity analyses over the volume of contaminated water and the unit costs assumptions to assess their impact on the water treatment costs estimate. Due to the specialized skills and knowledge used by the Company to select water treatment activities, we involved an environmental engineering professional with specialized skills and knowledge. This professional assisted in assessing the professional qualifications of the Company’s environmental engineers and engineering firm, including the knowledge, skill, and ability of the engineers, and the relationship of the engineers and engineering firm to the Company. In addition, the environmental engineering professional evaluated the Company’s planned asset retirement activities by analyzing the Company’s specialist’s reports. This professional evaluated significant engineering assumptions listed above and compared the planned activities per the specialist’s reports to other information obtained during the audit, such as:

•permits obtained which specify the Company’s legal obligations

•reports to state regulators on the level of contamination in water balances.

We evaluated the Company’s changes in assumptions for the volume of contaminated water and the forecasted level of contamination by comparing them to actual results from the prior year, as well as assessing operational changes that could impact estimated water volumes, contamination levels, or necessary treatment activities.

Evaluation of the realizability of certain deferred tax assets
As discussed in Note 14 of the consolidated financial statements, the Company recognizes deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases in each jurisdiction. A valuation allowance is recorded in each jurisdiction in which a deferred income tax asset is recorded when it is more likely than not that the deferred income tax asset will not be realized. As of December 31, 2020, the Company had gross deferred tax assets of $1,666.4 million and a related valuation allowance of $683.0 million.
We identified the evaluation of the realizability of certain deferred tax assets as a critical audit matter. Specifically, the evaluation of net operating loss carryforwards and foreign tax credit carryforwards, required subjective auditor judgment to assess certain forecasted revenue and cost assumptions used to estimate forecasted future taxable income over the periods in which those temporary differences become deductible. Changes to these assumptions could have an effect on the Company’s evaluation of the realizability of the deferred tax assets. In addition, there is complexity in the application of the relevant tax regulations to the Company’s forecasted future taxable income.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s deferred tax asset valuation process. This included controls related to the Company’s development of assumptions listed above and application of the relevant tax regulations in estimating forecasted future taxable income. We analyzed certain forecasted revenue and cost assumptions by comparing to external forecasts from industry publications and performed sensitivity analyses to assess the impact of changes in those assumptions on the Company’s determination of the ability to utilize certain deferred tax assets. To assess the Company’s ability to forecast, we compared the Company’s historical revenue and cost forecasts to actual results. We involved federal and international tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and evaluating the realizability of certain deferred tax assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
Tampa, Florida
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
The Mosaic Company:
Opinion on Internal Control Over Financial Reporting
We have audited The Mosaic Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes and Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Tampa, Florida
February 22, 2021

Consolidated Statements of Earnings (Loss)
In millions, except per share amounts

	Years Ended December 31,
	2020	2019	2018
Net sales	$8,681.7	$8,906.3	$9,587.3
Cost of goods sold	7,616.8	8,009.0	8,088.9
Gross margin	1,064.9	897.3	1,498.4
Selling, general and administrative expenses	371.5	354.1	341.1
Impairment, restructuring and other expenses	—	1,462.1	—
Other operating expenses	280.5	176.0	229.0
Operating earnings (loss)	412.9	(1,094.9)	928.3
Interest expense, net	(180.6)	(182.9)	(166.1)
Foreign currency transaction (loss) gain	(64.3)	20.2	(191.9)
Other income (expense)	12.9	1.5	(18.8)
Earnings (loss) from consolidated companies before income taxes	180.9	(1,256.1)	551.5
(Benefit from) provision for income taxes	(578.5)	(224.7)	77.1
Earnings (loss) from consolidated companies	759.4	(1,031.4)	474.4
Equity in net (loss) of nonconsolidated companies	(93.8)	(59.4)	(4.5)
Net earnings (loss) including noncontrolling interests	665.6	(1,090.8)	469.9
Less: Net (loss) attributable to noncontrolling interests	(0.5)	(23.4)	(0.1)
Net earnings (loss) attributable to Mosaic	$666.1	$(1,067.4)	$470.0
Basic net earnings (loss) per share attributable to Mosaic	$1.76	$(2.78)	$1.22
Basic weighted average number of shares outstanding	379.0	383.8	384.8
Diluted net earnings (loss) per share attributable to Mosaic	$1.75	$(2.78)	$1.22
Diluted weighted average number of shares outstanding	381.3	383.8	386.4

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)
In millions

	Years Ended December 31,
	2020	2019	2018
Net earnings (loss) including noncontrolling interest	$665.6	$(1,090.8)	$469.9
Other comprehensive (loss) income, net of tax
Foreign currency translation gain (loss)	(249.5)	69.4	(596.9)
Net actuarial gain (loss) and prior service cost	19.9	(24.3)	(10.6)
Realized gain on interest rate swap	1.6	1.7	2.2
Net gain on marketable securities held in trust fund	12.8	10.9	4.6
Other comprehensive (loss) income	(215.2)	57.7	(600.7)
Comprehensive income (loss)	450.4	(1,033.1)	(130.8)
Less: Comprehensive (loss) attributable to noncontrolling interest	(7.7)	(24.6)	(5.3)
Comprehensive income (loss) attributable to Mosaic	$458.1	$(1,008.5)	$(125.5)

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
In millions, except per share amounts

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$574.0	$519.1
Receivables, net	881.1	803.9
Inventories	1,739.2	2,076.4
Other current assets	326.9	318.8
Total current assets	3,521.2	3,718.2
Property, plant and equipment, net	11,854.3	11,690.0
Investments in nonconsolidated companies	673.1	763.6
Goodwill	1,173.0	1,156.9
Deferred income taxes	1,179.4	515.4
Other assets	1,388.8	1,454.4
Total assets	$19,789.8	$19,298.5
Liabilities and Equity
Current liabilities:
Short-term debt	$0.1	$41.6
Current maturities of long-term debt	504.2	47.2
Structured accounts payable arrangements	640.0	740.6
Accounts payable	769.1	680.4
Accrued liabilities	1,233.1	1,081.9
Total current liabilities	3,146.5	2,591.7
Long-term debt, less current maturities	4,073.8	4,525.5
Deferred income taxes	1,060.8	1,040.7
Other noncurrent liabilities	1,753.5	1,773.0
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 389,974,041 shares issued and 379,091,544 shares outstanding as of December 31, 2020, 389,646,939 shares issued and 378,764,442 shares outstanding as of December 31, 2019	3.8	3.8
Capital in excess of par value	872.8	858.4
Retained earnings	10,511.0	9,921.5
Accumulated other comprehensive loss	(1,806.2)	(1,598.2)
Total Mosaic stockholders’ equity	9,581.4	9,185.5
Non-controlling interests	173.8	182.1
Total equity	9,755.2	9,367.6
Total liabilities and equity	$19,789.8	$19,298.5

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
In millions, except per share amounts

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net earnings (loss) including noncontrolling interests	$665.6	$(1,090.8)	$469.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	847.6	882.7	883.9
Amortization of acquired inventory	—	(5.5)	(49.2)
Deferred and other income taxes	(684.0)	(261.3)	(101.8)
Equity in net loss of nonconsolidated companies, net of dividends	97.1	64.6	12.9
Accretion expense for asset retirement obligations	68.0	62.4	48.0
Accretion expense for leases	24.2	18.6	—
Share-based compensation expense	17.8	27.9	27.5
Impairment of goodwill	—	588.6	—
Unrealized (gain) loss on derivatives	(26.6)	(59.2)	58.9
Foreign currency adjustments	14.1	50.1	141.7
Net proceeds from settlement of interest rate swaps	34.7	—	—
Colonsay and Plant City closure costs	—	871.0	—
Loss (gain) on disposal of fixed assets	16.3	18.7	63.1
Other	(19.1)	(3.2)	20.1
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(153.6)	34.6	5.9
Inventories, net	191.4	128.1	(497.4)
Other current assets and noncurrent assets	66.1	(36.0)	86.7
Accounts payable and accrued liabilities	333.3	(175.2)	198.5
Other noncurrent liabilities	89.7	(20.7)	41.1
Net cash provided by operating activities	1,582.6	1,095.4	1,409.8
Cash Flows from Investing Activities
Capital expenditures	(1,170.6)	(1,272.2)	(954.5)
Purchases of available-for-sale securities - restricted	(618.7)	(557.6)	(534.5)
Proceeds from sale of available-for-sale securities - restricted	607.2	533.2	518.8
Proceeds from sale of assets	—	4.0	12.6
Acquisition, net of cash acquired	—	(55.1)	(985.3)
Purchases of held-to-maturity securities	(6.1)	(15.4)	—
Proceeds from sale of held-to-maturity securities	1.7	2.3	—
Other	(3.0)	(0.1)	(1.8)
Net cash used in investing activities	(1,189.5)	(1,360.9)	(1,944.7)
Cash Flows from Financing Activities
Payments of short-term debt	(1,542.5)	(554.2)	(144.4)
Proceeds from issuance of short-term debt	1,521.1	591.0	155.1
Payments of structured accounts payable arrangements	(1,156.2)	(977.1)	(762.1)
Proceeds from structured accounts payable arrangements	1,037.4	1,124.2	834.1
Payments of long-term debt	(66.9)	(48.3)	(802.9)
Proceeds from issuance of long-term debt	4.7	—	39.3
Repurchases of stock	—	(149.9)	—
Cash dividends paid	(75.8)	(67.2)	(38.5)
Other	(5.6)	(0.7)	(5.4)
Net cash used in financing activities	(283.8)	(82.2)	(724.8)
Effect of exchange rate changes on cash	(47.2)	9.0	(63.7)
Net change in cash, cash equivalents and restricted cash	62.1	(338.7)	(1,323.4)
Cash, cash equivalents and restricted cash—beginning of year	532.3	871.0	2,194.4
Cash, cash equivalents and restricted cash—end of year	$594.4	$532.3	$871.0
See Accompanying Notes to Consolidated Financial Statements

THE MOSAIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows:
Cash and cash equivalents	$574.0	$519.1	$847.7
Restricted cash in other current assets	8.1	7.8	7.5
Restricted cash in other assets	12.3	5.4	15.8
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$594.4	$532.3	$871.0
See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity
In millions, except per share data

		Dollars
	Shares	Mosaic Shareholders
	Common Stock	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance as of December 31, 2017	351.0	$3.5		$44.5	$10,631.1	$(1,061.6)	$21.6	$9,639.1
Adoption of ASC Topic 606	—	—		—	2.7	—	—	2.7
Total comprehensive income (loss)	—	—		—	470.0	(595.5)	(5.3)	(130.8)
Vesting of restricted stock units	0.3	—		(3.4)	—	—	—	(3.4)
Stock based compensation	—	—		25.1	—	—	—	25.1
Acquisition of Vale Fertilizantes	34.2	0.3		919.7	—	—	—	920.0
Dividends ($0.10 per share)	—	—		—	(39.1)	—	—	(39.1)
Dividends for noncontrolling interests	—	—		—	—	—	(0.6)	(0.6)
Equity from noncontrolling interests	—	—		—	—	—	191.7	191.7
Balance as of December 31, 2018	385.5	3.8		985.9	11,064.7	(1,657.1)	207.4	10,604.7
Adoption of ASC Topic 842	—	—		—	0.6	—	—	0.6
Total comprehensive income (loss)	—	—		—	(1,067.4)	58.9	(24.6)	(1,033.1)
Vesting of restricted stock units	0.4	—	—	(5.6)	—	—	—	(5.6)
Stock based compensation	—	—		27.9	—	—	—	27.9
Repurchases of stock	(7.1)	—		(149.8)	—	—	—	(149.8)
Dividends ($0.20 per share)	—	—		—	(76.4)	—	—	(76.4)
Dividends for noncontrolling interests	—	—		—	—	—	(0.7)	(0.7)
Balance as of December 31, 2019	378.8	3.8		858.4	9,921.5	(1,598.2)	182.1	9,367.6
Total comprehensive income (loss)	—	—		—	666.1	(208.0)	(7.7)	450.4
Vesting of restricted stock units	0.3	—		(2.7)	—	—	—	(2.7)
Stock based compensation	—	—		17.1	—	—	—	17.1
Dividends ($0.20 per share)	—	—		—	(76.6)	—	—	(76.6)
Dividends for noncontrolling interests	—	—		—	—	—	(0.6)	(0.6)
Balance as of December 31, 2020	379.1	$3.8		$872.8	$10,511.0	$(1,806.2)	$173.8	$9,755.2
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
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the year ended 2018 have been recast to reflect this change.
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
Non-Income Taxes
We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $176.1 million, $211.9 million and $198.8 million during 2020, 2019 and 2018, respectively.
We have approximately $143.0 million of assets recorded as of December 31, 2020 related to PIS and Cofins, which is a Brazilian federal value-added tax, mostly earned in 2008 through 2020 that we believe will be realized through paying income taxes, paying other federal taxes or receiving cash refunds. Should the Brazilian government determine that these are not valid credits upon audit, this could impact our results in such period. We have recorded the PIS and Cofins credits at amounts which we believe are probable of collection. Information regarding PIS and Cofins taxes already audited is included in Note 24 of our Notes to Consolidated Financial Statements.
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar; however, for operations located in Canada and Brazil, the functional currency is the local currency. Assets and liabilities of these foreign operations are translated to U.S. dollars at exchange rates in effect at the balance sheet date, while income statement accounts and cash flows are translated to U.S. dollars at the average exchange rates for the period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income in equity until the foreign entity is sold or liquidated. Transaction gains and losses result from transactions that are denominated in a currency other than the functional currency of the operation, primarily accounts receivable and intercompany loans in our Canadian entities denominated in U.S. dollars, intercompany loans receivable in our U.S. entities denominated in Brazilian real, and accounts payable in Brazil denominated in U.S. dollars. These foreign currency transaction gains and losses are presented separately in the Consolidated Statement of Earnings.
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
Concentration of Credit Risk
In the U.S., we sell our products to manufacturers, distributors and retailers, primarily in the Midwest and Southeast. Internationally, our potash products are sold primarily through Canpotex, an export association. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy, which requires the underlying receivables to be substantially insured or secured by letters of credit. As of December 31, 2020, and 2019, there were $89.4 million and $1.3 million of accounts receivable due from Canpotex. During 2020, 2019 and 2018, sales to Canpotex were $795.2 million, $952.5 million and $820.1 million, respectively.
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
Additional Accounting Policies
To facilitate a better understanding of our consolidated financial statements we have disclosed the following significant accounting policies (with the exception of those identified above) throughout the following notes, with the related financial disclosures by major caption:
3. RECENTLY ISSUED ACCOUNTING GUIDANCE
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which revises the accounting for credit losses on financial instruments within its scope. The standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade and other receivables, and modifies the impairment model for available-for-sale (“AFS”) debt securities. The guidance amends the current other-than-temporary impairment model for AFS debt securities and provides that any impairment related to credit losses be recognized as an allowance (which could be reversed) rather than as a permanent reduction in the amortized cost basis of that security. We adopted this standard prospectively on January 1, 2020 and revised our accounting policies and procedures to reflect the requirements of this standard related to our trade receivables and AFS debt securities. Based on the composition of our trade receivables, current market conditions, and historical credit loss activity, adoption of this standard did not significantly impact our consolidated results of operations or financial condition as reported in this 10-K Report.

4. LEASES
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
Supplemental balance sheet information related to leases as of December 31, 2020 and December 31, 2019 is as follows:

	December 31,
Type of Lease Asset or Liability	2020	2019	Balance Sheet Classification
	(in millions)
Operating Leases
Right-of-use assets	$173.1	$192.1	Other assets
Lease liabilities:
Short-term	64.0	67.1	Accrued liabilities
Long-term	109.6	127.0	Other noncurrent liabilities
Total	$173.6	$194.1
Finance Leases
Right-of-use assets:
Gross assets	$457.9	$423.2
Less: accumulated depreciation	89.3	57.5
Net assets	$368.6	$365.7	Property, plant and equipment, net
Lease liabilities:
Short-term	$49.9	$41.7	Current maturities of long-term debt
Long-term	294.6	303.4	Long-term debt, less current maturities
Total	$344.5	$345.1
Lease expense is generally included within cost of goods sold and selling, general and administrative expenses, except for interest on lease liabilities, which is recorded within net interest. The components of lease expense were as follows:

	December 31,
(in millions)	2020	2019
Operating lease cost	$81.7	$98.4
Finance lease cost:
Amortization of right-of-use assets	37.7	28.3
Interest on lease liabilities	13.3	15.2
Short-term lease cost	3.1	10.5
Variable lease cost	21.8	21.5
Total lease cost	$157.6	$173.9
Rental expense for 2020, 2019 and 2018 was $226.9 million, $249.1 million and $270.3 million, respectively.

Supplemental cash flow information related to leases was as follows:

	December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96.6	$107.9
Operating cash flows from finance leases	$8.4	$10.7
Financing cash flows from finance leases	$46.9	$41.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22.4	$56.0
Finance leases	$36.4	$88.2
Other information related to leases was as follows:

December 31, 2020
Weighted Average Remaining Lease Term
Operating leases	4.4 years
Finance leases	3.8 years

Weighted Average Discount Rate
Operating leases	4.8%
Finance leases	3.8%
Future lease payments under non-cancellable leases recorded as of December 31, 2020, were as follows:

	Operating Leases	Finance Leases
(in millions)
2021	$71.6	$63.5
2022	55.4	53.5
2023	25.4	78.3
2024	16.1	167.4
2025	5.6	5.1
Thereafter	21.1	14.5
Total future lease payments	$195.2	$382.3
Less imputed interest	(21.6)	(37.8)
Total	$173.6	$344.5

5. REVENUE
On January 1, 2018, we adopted ASC Topic 606, "Revenue from Contracts with Customers" and related amendments ("new revenue standard") using the modified retrospective method applied to those revenue contracts which were not completed as of January 1, 2018. Information regarding our revenue recognition policy is included in Note 2 of our Notes to Consolidated Financial Statements. Under the new revenue standard, the timing of revenue recognition is accelerated for certain sales arrangements due to the emphasis on transfer of control rather than risks and rewards. Certain sales where revenue was previously deferred until risk was fully assumed by the customer are now recognized when the product is shipped. The adoption of the new revenue standard did not have a significant impact on our consolidated financial statements.

6. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	December 31,
(in millions)	2020	2019
Receivables
Trade - External	$632.8	$644.2
Trade - Affiliate	99.7	5.1
Non-trade	149.0	158.1
	881.5	807.4
Less allowance for doubtful accounts	0.4	3.5
	$881.1	$803.9
Inventories
Raw materials	$92.1	$68.3
Work in process	634.5	618.4
Finished goods	868.2	1,219.3
Final price deferred (a)	23.0	47.9
Operating materials and supplies	121.4	122.5
	$1,739.2	$2,076.4
Other current assets
Income and other taxes receivable	$181.4	$179.5
Prepaid expenses	80.4	110.7
Other	65.1	28.6
	$326.9	$318.8
Other assets
Restricted cash	$12.3	$5.4
MRO inventory	137.7	126.8
Marketable securities held in trust - restricted	734.3	691.7
Operating lease right-of-use assets	173.1	192.1
Indemnification asset	23.0	40.6
Long-term receivable	52.6	81.6
Other	255.8	316.2
	$1,388.8	$1,454.4

	December 31,
(in millions)	2020	2019
Accrued liabilities
Accrued dividends	$20.4	$20.0
Payroll and employee benefits	195.5	173.8
Asset retirement obligations	190.2	154.4
Customer prepayments (b)	287.6	266.9
Accrued income and other taxes	83.1	67.8
Operating lease obligation	64.0	67.1
Other	392.3	331.9
	$1,233.1	$1,081.9
Other noncurrent liabilities
Asset retirement obligations	$1,203.7	$1,160.8
Operating lease obligation	109.6	127.0
Accrued pension and postretirement benefits	158.5	173.6
Unrecognized tax benefits	46.4	42.1
Other	235.3	269.5
	$1,753.5	$1,773.0
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
(b)The timing of recognition of revenue related to our performance obligations may be different than the timing of collection of cash related to those performance obligations.  Specifically, we collect prepayments from certain customers in Brazil. In addition, cash collection from Canpotex may occur prior to delivery of product to the end customer.  We generally satisfy our contractual liabilities within one quarter of incurring the liability.
Interest expense, net was comprised of the following in 2020, 2019 and 2018:

	Years Ended December 31,
(in millions)	2020	2019	2018
Interest income	$33.5	$33.1	$49.7
Less interest expense	214.1	216.0	215.8
Interest expense, net	$(180.6)	$(182.9)	$(166.1)
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in millions)	2020	2019
Land	$325.7	$340.3
Mineral properties and rights	5,035.2	4,979.2
Buildings and leasehold improvements	3,306.2	3,108.7
Machinery and equipment	9,846.9	9,294.1
Construction in-progress	1,447.1	1,259.7
	19,961.1	18,982.0
Less: accumulated depreciation and depletion	8,106.8	7,292.0
	$11,854.3	$11,690.0
Depreciation and depletion expense was $846.4 million, $877.6 million and $878.2 million for 2020, 2019 and 2018, respectively. Capitalized interest on major construction projects was $33.3 million, $28.5 million and $22.1 million for 2020, 2019 and 2018.

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Years Ended December 31,
(in millions)	2020	2019	2018
Net earnings (loss) attributable to Mosaic	$666.1	$(1,067.4)	$470.0
Basic weighted average number of shares outstanding attributable to common stockholders	379.0	383.8	384.8
Dilutive impact of share-based awards	2.3	—	1.6
Diluted weighted average number of shares outstanding	381.3	383.8	386.4
Basic net earnings (loss) per share	$1.76	$(2.78)	$1.22
Diluted net earnings (loss) per share	$1.75	$(2.78)	$1.22
A total of 2.3 million shares for 2020, 2.5 million shares for 2019 and 2.0 million shares for 2018 of common stock subject to issuance related to share-based awards have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
9. CASH FLOW INFORMATION
Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Cash paid (received) during the period for:
Interest	$232.8	$231.3	$196.0
Less amount capitalized	33.3	28.5	22.1
Cash interest, net	$199.5	$202.8	$173.9
Income taxes	$6.2	$46.5	$(34.2)
Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $(29.8) million, $63.2 million and $(96.8) million for 2020, 2019 and 2018 respectively.
We accrued $20.4 million related to the dividends declared in 2020 that will be paid in 2021. At December 31, 2019 and 2018, we had accrued dividends of $20.0 million and $11.8 million which were paid in 2020 and 2019, respectively.
We had non-cash investing and financing transactions related to right-of-use assets obtained in exchange for lease obligations assets under finance leases in 2020 of $36.4 million. Non-cash investing and financing transactions related to assets acquired under capital leases were $88.2 million in 2019 and an immaterial amount in 2018.
Depreciation, depletion and amortization includes $846.4 million, $877.6 million and $878.2 million related to depreciation and depletion of property, plant and equipment, and $1.2 million, $5.1 million and $5.7 million related to amortization of intangible assets for 2020, 2019 and 2018 respectively.

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
A summary of our equity-method investments, which were in operation as of December 31, 2020, is as follows:

Entity	Economic Interest
Gulf Sulphur Services LTD., LLLP	50.0%
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
MWSPC	25.0%
Canpotex	36.2%
The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	Years Ended December 31,
(in millions)	2020	2019	2018
Net sales	$3,463.2	$4,058.5	$3,555.6
Net earnings (loss)	(405.3)	(215.0)	(5.4)
Mosaic’s share of equity in net earnings (loss)	(93.8)	(59.4)	(4.5)
Total assets	8,944.4	9,682.5	9,042.9
Total liabilities	7,184.9	7,512.7	6,658.2
Mosaic’s share of equity in net assets	452.5	554.7	609.1
The difference between our share of equity in net assets as shown in the above table and the investment in non-consolidated companies as shown on the Consolidated Balance Sheets is mainly due to the July 1, 2016, equity contribution of $120 million we made to MWSPC, representing the remaining liability for our portion of mineral rights value transferred to MWSPC from Saudi Arabian Mining Company (“Ma'aden”). As of December 31, 2020, MWSPC represented 83% of the total assets and 80% of the total liabilities in the table above. MWSPC commenced ammonia operations in late 2016 and, on December 1, 2018, commenced commercial operations of its DAP plant, thereby bringing the entire project to the commercial production phase. In 2020, 2019 and 2018 our share of (loss)/equity in net earnings was $(97.3) million, $(62.1) million, and $(9.5) million, respectively.
MWSPC owns and operates a mine and two chemical complexes that produce phosphate fertilizers and other downstream phosphates products in the Kingdom of Saudi Arabia. The cost to develop and construct the integrated phosphate production facilities (the “Project”) was approximately $8.0 billion, which has been funded primarily through investments by us, Ma’aden and SABIC (together, the “Project Investors”), and through borrowing arrangements and other external project financing facilities (“Funding Facilities”). The production facilities are expected to have a capacity of approximately 3.0 million tonnes of finished product per year when fully operational. We market approximately 25% of the phosphate production of the joint venture.

On June 30, 2014, MWSPC entered into Funding Facilities with a consortium of 20 financial institutions for a total amount of approximately $5.0 billion. Also on June 30, 2014, in support of the Funding Facilities, we, together with Ma’aden and SABIC, agreed to provide our respective proportionate shares of the funding necessary for MWSPC by:
a.Contributing equity or making shareholder subordinated loans of up to $2.4 billion to fund project costs to complete and commission the Project (the “Equity Commitments”).

b.Through the earlier of Project completion or June 30, 2020, contributing equity, making shareholder subordinated loans or providing bank subordinated loans, to fund cost overruns on the Project (the “Additional Cost Overrun Commitment”).
c.Through the earlier of Project completion or June 30, 2020, contributing equity, making shareholder loans or providing bank subordinated loans to fund scheduled debt service (excluding accelerated amounts) payable under the Funding Facilities and certain other amounts (such commitment, the “DSU Commitment” and such scheduled debt service and other amounts, “Scheduled Debt Service”).
d.From the earlier of the Project completion date or June 30, 2020, to the extent there is a shortfall in the amounts available to pay Scheduled Debt Service, depositing for the payment of Scheduled Debt Service an amount up to the respective amount of certain shareholder tax amounts, and severance fees under MWSPC’s mining license, paid within the prior 36 months by MWSPC on behalf of the Project Investors, if any.

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

On June 20, 2020, MWSPC refinanced its commercial loans while retaining the SIDF loans. The refinancing extended debt repayment to 2037 and deferred principal payments until June 30, 2022. The refinancing removes recourse to Mosaic by all lenders to MWSPC (DSU Commitment and Scheduled Debt Service). Mosaic's contractual commitment to make future cash contributions to MWSPC was also eliminated.

As of December 31, 2020, our cash investment was $770 million. We did not make any contributions in 2020 and do not expect future contributions will be needed.
Canpotex is a Saskatchewan export association used by two Canadian potash producers, to market, sell and distribute Canadian potash products outside of Canada and the United States to unrelated third party customers at market prices. It operates as a break-even entity. We have concluded that the sales to Canpotex are not at arm's-length, due to the unique pricing and payment structure and financial obligations of the shareholders. Therefore, the full profit on sales to Canpotex are eliminated until Canpotex no longer has control of the related inventory and has sold it to an unrelated third party customer. We eliminate the intra-entity profit with Canpotex at the end of each reporting period and present that profit elimination by reversing revenue and cost of goods sold for the inventory still remaining at Canpotex. Any equity earnings or loss, which have historically been insignificant, are recorded in the equity in net earnings or loss line within the Consolidated Statement of Earnings.
11. GOODWILL
Goodwill is carried at cost, not amortized, and represents the excess of the purchase price and related costs over the fair value assigned to the net identifiable assets of a business acquired. We test goodwill for impairment on a quantitative basis at the reporting unit level on an annual basis or upon the occurrence of events that may indicate possible impairment. Impairment is measured as the excess carrying value over the fair value of goodwill.
The changes in the carrying amount of goodwill, by reporting unit, as of December 31, 2020 and 2019, are as follows:

(in millions)	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2018	$588.6	$1,000.4	$106.4	$12.1	$1,707.5
Foreign currency translation	—	39.4	(1.4)	—	38.0
Impairment	(588.6)	—	—	—	(588.6)
Balance as of December 31, 2019	$—	$1,039.8	$105.0	$12.1	$1,156.9
Foreign currency translation	—	23.4	(7.3)	—	16.1
Balance as of December 31, 2020	$—	$1,063.2	$97.7	$12.1	$1,173.0

As of October 31, 2020, we performed our annual quantitative assessment. In performing our assessment, we estimated the fair value of each of our reporting units using the income approach, also known as the discounted cash flow (“DCF”) method. The income approach utilized the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, for revenue, operating income and other factors (such as working capital and capital expenditures for each reporting unit). To determine if the fair value of each of our reporting units with goodwill exceeded its carrying value, we assumed sales volume growth rates based on our long-term expectations, our internal selling prices and projected raw material prices for years one through five, which were anchored in projections from CRU International Limited (“CRU”), an independent third party data source. Selling prices and raw material prices for years six and beyond were based on anticipated market growth and long-term CRU outlooks. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”), determined from relevant market comparisons. A terminal value growth rate of 2% was applied to all years thereafter for the projected period and reflected our estimate of stable growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Finally, we compared our estimates of fair values for our reporting units, to our October 31, 2020 total public market capitalization, based on our common stock price at that date.
In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the WACC, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.
Based on our quantitative evaluation as of October 31, 2020, we determined that our Potash reporting unit had an estimated fair value that was not in significant excess of its carrying value. As a result, we concluded that the goodwill assigned to these reporting units was not impaired, but could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. As a result of our analysis, we did not take a goodwill impairment charge related to this reporting unit.
The Mosaic Fertilizantes and Corporate, Eliminations and Other reporting units were evaluated and not considered at risk of goodwill impairment at October 31, 2020.
For the year ended December 31, 2019, we recognized a goodwill impairment charge of $588.6 million in our Phosphates reporting unit as we concluded that the carrying value of this reporting unit was in excess of its fair value due to a reduction in our long-range forecast, primarily related to changes in projected selling prices and raw material prices.
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
Of the factors discussed above, WACC is more sensitive than others. Assuming that all other components of our fair value estimate remain unchanged, a change in the WACC would have the following effect on estimated fair values in excess of carrying values:

		Sensitivity Analysis - Percent of Fair Values in Excess of Carrying Values
	Excess at Current WACC	WACC Decreased by 50 Basis Points	WACC Decreased by 25 Basis Points	WACC Increased by 25 Basis Points	WACC Increased by 50 Basis Points
Potash Reporting Unit	20.9%	26.8%	23.9%	17.8%	14.7%
As of December 31, 2020, $3.6 million of goodwill was tax deductible.
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
In July 2020, we entered into a First Amendment to the Second Amended and Restated Credit Agreement, Extension Agreement, and Increase Agreement (the “First Amendment”) to the Mosaic Credit Facility. The First Amendment extends the maturity date of the Mosaic Credit Facility by one year, to November 18, 2022, and increased the revolving credit facility from $2.0 billion to $2.2 billion. The First Amendment also makes certain adjustments to the interest rate margins and pricing grid in a manner congruent with the debt ratings of the Company. No changes were made to the covenants in the Mosaic Credit Facility with respect to interest coverage and leverage ratio requirements pursuant to the First Amendment.
The Mosaic Credit Facility has cross-default provisions that, in general, provide that a failure to pay principal or interest under any one item of other indebtedness in excess of $50 million or $75 million for multiple items of other indebtedness, or breach or default under such indebtedness that permits the holders thereof to accelerate the maturity thereof, will result in a cross-default.
The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a ratio of Consolidated Indebtedness to Consolidated Capitalization Ratio (as defined) of no greater than 0.65 to 1.0 as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0. We were in compliance with these ratios as of December 31, 2020.
The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These provisions include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain sales of assets and other matters customary for credit facilities of this nature.
As of December 31, 2020, we had outstanding letters of credit that utilized a portion of the amount available for revolving loans under the Mosaic Credit Facility of $12.4 million. At December 31, 2019, we had outstanding letters of credit of $13.1 million. The net available borrowings for revolving loans under the Mosaic Credit Facility were approximately $2.19 billion as of December 31, 2020. Unused commitment fees under the Mosaic Credit Facility and Prior Credit Facility accrued at an average annual rate of 0.20% during the first half of 2020, increasing to 0.40% in July of 2020, under the First Amendment. Unused commitment fees generated expenses of $6.0 million during 2020. As of December 2019 and 2018, unused commitment fees accrued at an average rate of 0.20%, generating expenses of $4.0 million.
Short-Term Debt
Short-term debt consists of the revolving credit facility under the Mosaic Credit Facility, under which there were no borrowings as of December 31, 2020, and various other short-term borrowings related to our international operations in India, China and Brazil. These other short-term borrowings outstanding were $0.1 million and $41.6 million as of December 31, 2020 and 2019, respectively.
We had additional outstanding bilateral letters of credit of $54.7 million as of December 31, 2020, which includes $50.0 million as required by the 2015 Consent Decrees as described further in Note 15 of our Consolidated Financial Statements.
On January 7, 2020, we entered into an inventory financing arrangement to sell up to $400 million of certain inventory for cash and subsequently to repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of December 31, 2020, there was no outstanding balance under this facility.
On March 4, 2020, we entered into a Receivable Purchasing Agreement ("RPA"), with a bank whereby, from time-to-time, we sell certain receivables. The net face value of the purchased receivables may not exceed $150 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. We record the purchase price as short-term debt, and recognize interest expense by accreting the liability through the due date of the underlying receivables. Following the sale to the bank, we continue to service the collection of the receivables on behalf of the bank without further consideration. As of December 31, 2020, there was no outstanding balance under this facility.
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
Two debentures issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, the first due in 2018 (the “2018 Debentures”), was paid off on the maturity date of August 1, 2018, and the second due in 2028 (the “2028 Debentures”), remains outstanding with a balance of $147.1 million as of December 31, 2020. The indentures governing the 2028 Debentures also contain restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets, as well as events of default. The obligations under the 2028 Debentures are guaranteed by the Company and several of its subsidiaries.
Long-term debt primarily consists of unsecured notes, term loans, finance leases, unsecured debentures and secured notes. Long-term debt as of December 31, 2020 and 2019, respectively, consisted of the following:

(in millions)	December 31, 2020 Stated Interest Rate	December 31, 2020 Effective Interest Rate	Maturity Date	December 31, 2020 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2020 Carrying Value	December 31, 2019 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2019 Carrying Value
Unsecured notes	3.25% - 5.63%	5.01%	2021- 2043	$4,000.0	$—	$(5.3)	$3,994.7	$4,000.0	$—	$(6.3)	$3,993.7
Unsecured debentures	7.30%	7.19%	2028	147.1	0.9	—	148.0	147.1	1.0	—	148.1
Term loan(a)	Libor plus 1.25%	Variable	2021	—	—	—	—	—	—	—	—
Finance leases	0.86% - 19.72%	3.80%	2020- 2030	344.5	—	—	344.5	345.1	—	—	345.1
Other(b)	2.50% - 9.98%	3.13%	2021- 2026	78.8	12.0	—	90.8	71.6	14.2	—	85.8
Total long-term debt				4,570.4	12.9	(5.3)	4,578.0	4,563.8	15.2	(6.3)	4,572.7
Less current portion				502.9	2.3	(1.0)	504.2	45.9	2.3	(1.0)	47.2
Total long-term debt, less current maturities				$4,067.5	$10.6	$(4.3)	$4,073.8	$4,517.9	$12.9	$(5.3)	$4,525.5
______________________________
(a)Term loan facility is pre-payable.
(b)Includes deferred financing fees related to our long term debt.

Scheduled maturities of long-term debt are as follows for the periods ending December 31:

(in millions)
2021	$504.2
2022	610.6
2023	986.3
2024	174.2
2025	11.6
Thereafter	2,291.1
Total	$4,578.0
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. At December 31, 2020 and 2019, these structured accounts payable arrangements were $640.0 million and $740.6 million, respectively.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the year ended December 31, 2020.
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

The estimated fair value of the investments in the RCRA Trusts as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$11.8	$—	$—	$11.8
Level 2
Corporate debt securities	193.3	14.0	—	207.3
Municipal bonds	190.5	8.8	(0.3)	199.0
U.S. government bonds	300.7	4.7	(0.1)	305.3
Total	$696.3	$27.5	$(0.4)	$723.4

	December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.4	$—	$—	$3.4
Level 2
Corporate debt securities	194.2	5.8	(0.1)	199.9
Municipal bonds	188.3	4.4	(0.4)	192.3
U.S. government bonds	280.6	3.2	(2.5)	281.3
Total	$666.5	$13.4	$(3.0)	$676.9
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
Securities that have been in a continuous loss position for less than 12 months (in millions):	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1.5	$—	$17.9	$—
Municipal bonds	16.0	(0.2)	11.7	(0.1)
U.S. government bonds	120.3	(0.1)	195.4	(2.5)
Total	$137.8	$(0.3)	$225.0	$(2.6)

	December 31, 2020		December 31, 2019
Securities that have been in a continuous loss position for more than 12 months (in millions):	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$—	$—	$20.7	$(0.1)
Municipal bonds	4.6	(0.1)	14.7	(0.3)
Total	$4.6	$(0.1)	$35.4	$(0.4)

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of December 31, 2020. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

(in millions)	December 31, 2020
Due in one year or less	$27.6
Due after one year through five years	274.5
Due after five years through ten years	367.3
Due after ten years	42.2
Total debt securities	$711.6
For the year ended December 31, 2020, realized gains and (losses) were $17.7 million and $(1.5) million, respectively. For the year ended December 31, 2019, realized gains and (losses) were $17.0 million and $(1.8) million, respectively.
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
The provision for income taxes for 2020, 2019 and 2018, consisted of the following:

	Years Ended December 31,
(in millions)	2020	2019	2018
Current:
Federal	$(22.0)	$(75.5)	$24.5
State	1.3	(5.2)	1.8
Non-U.S.	114.4	119.1	147.2
Total current	93.7	38.4	173.5
Noncurrent:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	3.2	—	—
Total noncurrent	3.2	—	—
Deferred:
Federal	$(66.7)	$(194.8)	$(105.1)
State	(12.9)	(6.7)	9.9
Non-U.S.	(595.8)	(61.6)	(1.2)
Total deferred	(675.4)	(263.1)	(96.4)
(Benefit from) provision for income taxes	$(578.5)	$(224.7)	$77.1

The components of earnings from consolidated companies before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
United States earnings (loss)	$(449.0)	$(1,096.2)	$322.7
Non-U.S. earnings	629.9	(159.9)	228.8
(Loss) earnings from consolidated companies before income taxes	$180.9	$(1,256.1)	$551.5
Computed tax at the U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(7.0)%	2.6%	2.0%
Percentage depletion in excess of basis	(10.3)%	2.5%	(6.7)%
Impact of non-U.S. earnings	42.1%	5.3%	11.8%
Change in valuation allowance	(330.0)%	(3.1)%	(15.2)%
Phosphates goodwill impairment	—%	(5.0)%	—%
Non-U.S. incentives	(35.6)%	—%	—%
Share-based excess cost/(benefits)	—%	—%	0.7%
Other items (none in excess of 5% of computed tax)	—%	(5.4)%	0.4%
Effective tax rate	(319.8)%	17.9%	14.0%

2020 Effective Tax Rate
In the year ended December 31, 2020, there were two items impacting the effective tax rate: 1) items attributable to ordinary business operations during the year, and 2) other items specific to the period, including impacts recorded due to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides various tax relief measures to taxpayers impacted by the coronavirus.
The tax impact of our ordinary business operations is affected by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Tax expense specific to the period included a net benefit of ($609.0) million. The net benefit relates to the following: ($582.6) million for changes to valuation allowances in the U.S. and foreign jurisdictions, ($23.6) million related to certain provisions of the CARES Act, $(5.5) million related to release of the sequestration on AMT and miscellaneous tax expense of $2.7 million. The change to the valuation allowance in Brazil related to the Acquired Business. As of December 31, 2020, the Acquired Business has achieved cumulative income and therefore we were able to rely on future forecasts of taxable income which support realization of its deferred tax assets.
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
Impacts of the Tax Cuts and Jobs Act
On December 22, 2017, The Act was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where the underlying analysis and calculations are not yet complete (“Provisional Estimates”). The Provisional Estimates were required to be finalized within a one-year measurement period. In the period ending December 31, 2017, we recorded Provisional Estimates of the impact of the Act of $457.5 million related to several key changes in the law. As of December 31, 2019, the impacts of the Act were finalized. All future impacts of future issued guidance will be appropriately accounted for in the period in which the law is enacted.
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
The Act repeals the corporate alternative minimum tax, or AMT, system and allows for the cash refund of excess AMT credits. As of December 31, 2017, the refundable AMT amounts were subject to a set of federal budgeting rules where a certain portion of the refundable amount would permanently be disallowed (the “Sequestration Rules”). We estimated that we would receive a cash refund of $121.5 million net of an $8.6 million charge related to the Sequestration Rules. In 2018, guidance was released that concluded that the Sequestration Rules do not apply to AMT credits related to the Act. As of December 31, 2018, we estimated that we will receive a cash refund of $100.4 million and the sequestration charge of $8.6 million recorded at December 31, 2017 was reversed. The estimated refundable alternative minimum tax credit was included in other non-current assets at both December 31, 2018 and December 31, 2017. As of December 31, 2020 all AMT refunds have been received.
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
Deferred Tax Liabilities and Assets
Significant components of our deferred tax liabilities and assets as of December 31 were as follows:

	December 31,
(in millions)	2020	2019
Deferred tax liabilities:
Depreciation and amortization	$232.5	$70.7
Depletion	527.0	530.7
Partnership tax basis differences	69.0	69.8
Undistributed earnings of non-U.S. subsidiaries	3.8	3.8
Other liabilities	32.5	19.0
Total deferred tax liabilities	$864.8	$694.0
Deferred tax assets:
Deferred revenue	$62.4	$—
Capital loss carryforwards	0.1	—
Foreign tax credit carryforwards	628.6	522.5
Net operating loss carryforwards	321.8	420.0
Pension plans and other benefits	34.2	43.8
Asset retirement obligations	262.9	232.1
Disallowed interest expense under §163(j)	68.8	58.1
Other assets	287.6	349.3
Subtotal	1,666.4	1,625.8
Valuation allowance	683.0	1,457.1
Net deferred tax assets	983.4	168.7
Net deferred tax liabilities	$118.6	$(525.3)
We have certain non-U.S. entities that are taxed in both their local jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of December 31, 2020 and 2019, these non-U.S. deferred taxes are offset by approximately $191.0 million and $224.6 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above. Due to the Act, we have recorded a valuation allowance against the anticipated foreign tax credits of $235.5 million and $224.6 million for December 31, 2020 and 2019, respectively.
Tax Carryforwards
As of December 31, 2020, we had estimated carryforwards for tax purposes as follows: net operating losses of $1.6 billion, foreign tax credits of $628.6 million and $1.4 million of non-U.S. business credits. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code, and in certain cases, provisions of foreign law. Approximately $634 million of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. The majority of the remaining net operating loss carryforwards relate to U.S. federal and certain U.S. states and can be carried forward for 20 years. Of the $628.6 million of foreign tax credits, approximately $70.3 million have an expiration date of 2023, approximately $238.6 million have an expiration date of 2026, approximately $18.3 million have an expiration date of 2028, and approximately $30.5 million have an expiration date of 2029, and approximately $12.3 million have an expiration date of 2030. The realization of our foreign tax credit carryforwards is dependent on market conditions, tax law changes, and other business outcomes including our ability to generate certain types of taxable income in the future. Due to current business operations and future forecasts, the Company has determined that no valuation allowance is required on its general basket foreign tax credits. As a result of changes in U.S. tax law due to the Act, the Company valuation allowances recorded against its branch basket foreign tax credits of $249.6 million as of December 31, 2020.
As of December 31, 2020, we have not recognized a deferred tax liability for un-remitted earnings of approximately $1.2 billion from certain foreign operations because we believe our subsidiaries have invested the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liability on these reinvested earnings. As part of the accounting for the Act, we recorded local country withholding taxes related to certain entities from which we began repatriating undistributed earnings and will continue to record local country withholding taxes, including foreign exchange impacts, on all future earnings.
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
For the year ended December 31, 2020, the valuation allowance decreased by $774.1 million, of which a $763.5 million decrease related to changes in valuation allowances and currency translation in Brazil, $3.5 million related to net operating losses for certain U.S. states and $32.2 million related to our conclusion that we are more likely than not to use attributes at other foreign jurisdictions. These decreases to the valuation allowance were partially offset by the following increases: $24.1 million increase related to U.S. branch foreign tax credits and $0.9 million related to net operating losses in Peru.

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
For the year ended year ended December 31, 2018, the valuation allowance increased by $945.8 million, of which $956.2 million related to valuation allowances on the Vale acquisition and $30.7 million related to changes in the U.S. tax law imposed by the Act. The remaining amount relates to our conclusion that we are not more likely than not to use attributes at other foreign jurisdictions.
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
As of December 31, 2020, we had $36.9 million of gross uncertain tax positions. If recognized, the benefit to our effective tax rate in future periods would be approximately $19.9 million of that amount. During 2020, we recorded net decreases in our uncertain tax positions of $2.6 million related to certain U.S. and non-U.S. tax matters, of which $2.8 million impacted the effective tax rate. This increase was offset by items not included in gross uncertain tax positions.

Based upon the information available as of December 31, 2020, it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, the change cannot reasonably be estimated.
A summary of gross unrecognized tax benefit activity is as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Gross unrecognized tax benefits, beginning of period	$39.5	$38.1	$39.3
Gross increases:
Prior period tax positions	—	—	0.3
Current period tax positions	2.8	5.1	3.8
Gross decreases:
Prior period tax positions	(5.9)	(4.9)	(2.9)
Currency translation	0.5	1.2	(2.4)
Gross unrecognized tax benefits, end of period	$36.9	$39.5	$38.1
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of December 31, 2020 and 2019 were $9.0 million and $7.4 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.
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

A reconciliation of our AROs is as follows:

	Years Ended December 31,
(in millions)	2020	2019
AROs, beginning of period	$1,315.2	$1,160.1
Liabilities incurred	10.8	15.8
Liabilities settled	(125.1)	(112.8)
Accretion expense	68.0	62.4
Revisions in estimated cash flows	167.3	191.0
Foreign currency translation	(42.3)	(1.3)
AROs, end of period	1,393.9	1,315.2
Less current portion	190.2	154.4
Non-current portion of AROs	$1,203.7	$1,160.8
North America Gypstack Closure Costs
A majority of our ARO relates to Gypstack Closure Costs in Florida and Louisiana. For financial reporting purposes, we recognize our estimated Gypstack Closure Costs at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2020 and 2019, the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet was approximately $669.9 million and $660.2 million, respectively.
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
The remaining monetary obligations under the 2015 Consent Decrees include:
•Modification of certain operating practices and undertaking certain capital improvement projects over a period of several years that are expected to result in remaining capital expenditures likely to exceed $20 million in the aggregate.
•    Provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed in Note 13 to our Consolidated Financial Statements. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.
As of December 31, 2020, the undiscounted amount of our Gypstack Closure Costs ARO associated with the facilities covered by the 2015 Consent Decrees, determined using the assumptions used for financial reporting purposes, was approximately $1.6 billion, and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet for those facilities was approximately $439.1 million.

Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities. Pursuant to federal or state laws, the applicable government entities are permitted to draw against such amounts in the event we cannot perform such closure activities. One of the financial assurance arrangements was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City. The Plant City Trust also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for the Plant City Facility in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $243.2 million, which reflects our closure cost estimates as of December 31, 2020.  The other financial assurance arrangement was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In July 2018, we received $21.0 million from the Bonnie Facility Trust by substituting for the trust fund a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
As of December 31, 2020 and 2019, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack Closure Costs included in our consolidated balance sheet were $251.8 million and $211.2 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings. As of December 31, 2020 and 2019, the gross asset position of our derivative instruments was $65.3 million and $29.9 million, respectively, and the gross liability position of our liability instruments was $49.9 million and $29.1 million, respectively.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had nine fixed-to-floating interest rate swap agreements with a total notional amount of $585.0 million as of December 31, 2019, all of which related to our Senior Notes due 2023. All nine fixed-to-floating interest rate swap agreements were terminated in April of 2020, for which we received net proceeds of approximately $35 million. The termination resulted in an immaterial impact to our Consolidated Statement of Earnings (Loss). As a result, Mosaic has no fixed-to-floating interest rate swap agreements in effect as of December 31, 2020.

The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)
Instrument	Derivative Category	Unit of Measure	December 31, 2020	December 31, 2019
Foreign currency derivatives	Foreign Currency	US Dollars	2,912.3	1,923.3
Interest rate derivatives	Interest Rate	US Dollars	—	585.0
Natural gas derivatives	Commodity	MMbtu	27.3	44.1
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2020 and 2019 was $11.3 million and $11.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2020, we would have been required to post an additional $2.8 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
17. FAIR VALUE MEASUREMENTS
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives—The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months, however derivative instruments used to hedge anticipated cash flows related to our Esterhazy K3 expansion project expire within a period of thirty six months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment or foreign currency transaction (gain) loss. As of December 31, 2020 and 2019, the gross asset position of our foreign currency derivative instruments was $58.6 million and $15.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $48.7 million and $22.9 million, respectively.
Commodity Derivatives—The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of December 31, 2020 and 2019, the gross asset position of our commodity derivative instruments was $6.7 million and $2.9 million, respectively, and the gross liability position of our commodity derivative instruments was $1.2 million and $6.2 million, respectively.
Interest Rate Derivatives—We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of interest expense. In April 2020, we terminated our outstanding interest rate swap contracts which resulted in an immaterial impact to our Consolidated Statement of Earnings (Loss). As of December 31, 2020 and 2019, the gross asset position of our interest rate swap instruments was zero and $11.4 million, respectively. The gross liability position of our interest rate swap instruments was zero as of the years ended December 31, 2020, and 2019.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2020		2019
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$574.0	$574.0	$519.1	$519.1
Accounts receivable	881.1	881.1	803.9	803.9
Accounts payable	769.1	769.1	680.4	680.4
Structured accounts payable arrangements	640.0	640.0	740.6	740.6
Short-term debt	0.1	0.1	41.6	41.6
Long-term debt, including current portion	4,578.0	5,172.1	4,572.7	4,920.9
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
Our more significant guarantees and indemnities are as follows:
Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no material concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of December 31, 2020, we have estimated the maximum potential future payment under the guarantees to be $69.5 million. The fair value of our guarantees is immaterial to the Consolidated Financial Statements as of December 31, 2020 and 2019.
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
We sponsor various defined benefit pension plans in Brazil, and we acquired through the Acquisition multi-employer pension plans for certain of our Brazil associates. All our pension plans are governed by the Brazilian pension plans regulatory agency, National Superintendence of Supplementary Pensions (“PREVIC”). Our Brazil plans are not individually significant to the Company's consolidated financial statements after factoring in the multi-employer pension plan indemnification that we acquired through the Acquisition. We made contributions to these plans, net of indemnification, of $0.4 million and $0.7 million during the years ended December 31, 2020 and 2019, respectively.

Accounting for Pension Plans
The year-end status of the North American pension plans was as follows:

	Pension Plans
	Years Ended December 31,
(in millions)	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of period	$755.5	$673.6
Service cost	4.2	4.8
Interest cost	20.9	25.0
Actuarial loss	49.8	67.4
Currency fluctuations	10.9	15.7
Benefits paid	(44.7)	(40.6)
Plan amendments	—	9.6
Projected benefit obligation at end of period	$796.6	$755.5
Change in plan assets:
Fair value at beginning of period	$790.6	$701.2
Currency fluctuations	11.0	16.8
Actual return	82.4	107.7
Company contribution	5.9	5.5
Benefits paid	(44.7)	(40.6)
Fair value at end of period	$845.2	$790.6
Funded status of the plans as of the end of period	$48.6	$35.1
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$59.7	$45.8
Current liabilities	(0.6)	(0.8)
Noncurrent liabilities	(10.5)	(9.9)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service costs	$15.8	$25.2
Actuarial loss	88.7	94.8
At December 31, 2019, approximately $7.4 million was included in accrued liabilities in our Consolidated Balance Sheet for curtailment costs related to the indefinite idling of the Colonsay mine.
The accumulated benefit obligation for the defined benefit pension plans was $796.1 million and $754.7 million as of December 31, 2020 and 2019, respectively.

The components of net annual periodic benefit costs and other amounts recognized in other comprehensive income include the following components:

	Pension Plans
(in millions)	Years Ended December 31,
	2020	2019	2018
Net Periodic Benefit Cost
Service cost	$4.2	$4.8	$6.2
Interest cost	20.9	25.0	24.0
Expected return on plan assets	(34.2)	(33.8)	(39.7)
Amortization of:
Prior service cost	2.3	2.3	2.4
Actuarial loss	9.2	9.2	9.1
Preliminary net periodic benefit cost	$2.4	$7.5	$2.0
Curtailment/settlement expense	1.0	—	1.2
Total net periodic benefit cost	$3.4	$7.5	$3.2
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Prior service (credit) cost recognized in other comprehensive income	$(2.3)	$5.5	$(4.3)
Net actuarial (gain) loss recognized in other comprehensive income	(8.6)	(13.9)	5.0
Total recognized in other comprehensive income (loss)	$(10.9)	$(8.4)	$0.7
Total recognized in net periodic benefit (income) cost and other comprehensive income	$(7.5)	$(0.9)	$3.9
The estimated net actuarial (gain) loss and prior service cost (credit) for the pension plans and postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2021 is $6 million.
The following estimated benefit payments, which reflect estimated future service are expected to be paid by the related plans in the years ending December 31:

(in millions)	Pension Plans Benefit Payments	Other Postretirement Plans Benefit Payments	Medicare Part D Adjustments
2021	$47.6	$3.2	$0.2
2022	44.6	3.0	0.1
2023	44.3	2.7	0.1
2024	44.0	2.5	0.1
2025	44.0	2.2	0.1
2026-2030	214.1	8.5	0.3
In 2021, we expect to contribute cash of at least $5.5 million to the pension plans to meet minimum funding requirements.
Plan Assets and Investment Strategies
The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of our pension plans. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio.
For the U.S. plans, we utilize an asset allocation policy that seeks to reduce funded status volatility over time. As such, the primary investment objective beyond accumulating sufficient assets to meet future benefit obligations is to monitor and manage the assets of the plan to better insulate the asset portfolio from changes in interest rates that impact the liabilities. This requires an interest rate management strategy to reduce the sensitivity in the plan’s funded status and having a portion of the plan’s assets invested in return-seeking strategies. Currently, our policy includes an 83% allocation to fixed income and

17% to return-seeking strategies. The plans also have de-risking glide paths that will increase this protection as funded status improves. Actual allocations may experience temporary fluctuations based on market movements and investment strategies.
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
Fair Value Measurements of Plan Assets
The following tables provide fair value measurement, by asset class, of the Company’s defined benefit plan assets for both the U.S. and Canadian plans:

(in millions)	December 31, 2020
Pension Plan Asset Category	Total	Level 1	Level 2	Level 3
Cash	$4.6	$4.6	$—	$—
Equity securities(a)	198.5	—	198.5	—
Fixed income(b)	641.0	—	641.0	—
Private equity funds	1.1	—	—	1.1
Total assets at fair value	$845.2	$4.6	$839.5	$1.1

(in millions)	December 31, 2019
Pension Plan Asset Category	Total	Level 1	Level 2	Level 3
Cash	$3.4	$3.4	$—	$—
Equity securities(a)	216.4	—	216.4	—
Fixed income(b)	569.3	—	569.3	—
Private equity funds	1.5	—	—	1.5
Total assets at fair value	$790.6	$3.4	$785.7	$1.5
______________________________
(a)This class, which includes several funds, was invested approximately 43% in U.S. equity securities, 0% in Canadian equity securities and 57% in other international equity securities as of December 31, 2020, and 35% in U.S. equity securities, 18% in Canadian equity securities and 47% in other international equity securities as of December 31, 2019.
(b)This class, which includes several funds, was invested approximately 48% in corporate debt securities, 45% in governmental securities in the U.S. and Canada and 7% in other foreign entity debt securities as of December 31, 2020, and 46% in corporate debt securities, 49% in governmental securities in the U.S. and Canada and 5% in other foreign entity debt securities as of December 31, 2019.

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
Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans
	Years Ended December 31,
	2020	2019	2018
Discount rate	2.40%	3.12%	4.09%
Expected return on plan assets	3.89%	5.13%	5.14%
Rate of compensation increase	3.00%	3.00%	3.50%
Weighted-average assumptions used to determine net benefit cost were as follows:

	Pension Plans
	Years Ended December 31,
	2020	2019	2018
Discount rate	3.12%	4.09%	3.51%
Service cost discount rate	3.15%	4.00%	3.50%
Interest cost discount rate	2.83%	3.77%	3.21%
Expected return on plan assets	4.88%	5.14%	5.54%
Rate of compensation increase	3.00%	3.50%	3.50%
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
The expense attributable to defined contribution plans in the U.S. and Canada was $48.0 million, $56.4 million and $51.2 million for 2020, 2019 and 2018, respectively.
Postretirement Medical Benefit Plans
We provide certain health care benefit plans for certain retired employees (“Retiree Health Plans”) which may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance.

The North American Retiree Health Plans are unfunded and the projected benefit obligation was $35.0 million and $35.5 million as of December 31, 2020 and 2019, respectively. This liability should continue to decrease due to our limited exposure. The related income statement effects of the Retiree Health Plans are not material to the Company. We anticipate contributing cash of at least $3.2 million in 2021 to the postretirement medical benefit plans to fund anticipated benefit payments.
The year-end status of the Brazil postretirement medical benefit plans with a discount rate of 7.45% and 9.15% on each of December 31, 2020 and December 31, 2019, respectively was as follows:

	Postretirement Medical Benefits
	Years Ended December 31,
(in millions)	2020	2019
Change in accumulated postretirement benefit obligation (“APBO”):
APBO at beginning of year	$109.4	$75.8
Service cost	1.0	0.8
Interest cost	7.9	6.9
Actuarial loss	7.9	30.7
Currency fluctuations	(27.7)	(4.3)
Benefits paid	(1.7)	(0.5)
APBO at end of year	$96.8	$109.4
Change in plan assets:
Company contribution	$1.7	$0.5
Benefits paid	(1.7)	(0.5)
Fair value at end of year	$—	$—
Unfunded status of the plans as of the end of the year	$(96.8)	$(109.4)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1.7)	$(1.7)
Noncurrent liabilities	(95.1)	(107.7)
Amounts recognized in accumulated other comprehensive (income) loss
Actuarial loss	$42.6	$50.9

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the changes in AOCI by component during the years ended December 31, 2020, 2019 and 2018:

(in millions)	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Balance at December 31, 2017	$(955.7)	$(94.7)	$(1.8)	$(9.4)	(1,061.6)
Other comprehensive income	(621.4)	(8.2)	2.3	4.8	(622.5)
Tax (expense) or benefit	24.5	(2.4)	(0.1)	(0.2)	21.8
Other comprehensive income, net of tax	(596.9)	(10.6)	2.2	4.6	(600.7)
Addback: loss attributable to noncontrolling interest	5.2	—	—	—	5.2
Balance at December 31, 2018	$(1,547.4)	$(105.3)	$0.4	$(4.8)	$(1,657.1)
Other comprehensive income (loss)	74.1	(26.2)	2.2	14.0	64.1
Tax (expense) or benefit	(4.7)	1.9	(0.5)	(3.1)	(6.4)
Other comprehensive income (loss), net of tax	69.4	(24.3)	1.7	10.9	57.7
Addback: loss attributable to noncontrolling interest	1.2	—	—	—	1.2
Balance at December 31, 2019	$(1,476.8)	$(129.6)	$2.1	$6.1	$(1,598.2)
Other comprehensive income (loss)	(246.1)	12.2	2.0	16.6	(215.3)
Tax (expense) or benefit	(3.4)	7.7	(0.4)	(3.8)	0.1
Other comprehensive income (loss), net of tax	(249.5)	19.9	1.6	12.8	(215.2)
Addback: loss attributable to noncontrolling interest	7.2	—	—	—	7.2
Balance at December 31, 2020	$(1,719.1)	$(109.7)	$3.7	$18.9	$(1,806.2)

21. SHARE REPURCHASES
In May 2015, our Board of Directors authorized a $1.5 billion share repurchase program (the “2015 Repurchase Program”), allowing Mosaic to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date.
During the year ended December 31, 2020, no shares of Common Stock were repurchased under the 2015 Repurchase Program. We previously repurchased 22.9 million shares under the 2015 Repurchase Program for an aggregate total of approximately $800 million. The remaining amount that could be repurchased under this program was $700 million as of December 31, 2020.
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
Valuation Assumptions
Assumptions used to calculate the fair value of stock options awarded in 2017 are noted in the following table. There were no stock options granted or issued in 2020, 2019, or 2018. Expected volatility is based on the simple average of implied and historical volatility using the daily closing prices of the Company’s stock for a period equal to the expected term of the option. The risk-free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of comparable life.

Year Ended December 31, 2017
Weighted average assumptions used in option valuations:
Expected volatility	35.35%
Expected dividend yield	1.97%
Expected term (in years)	7
Risk-free interest rate	2.34%

A summary of the status of our stock options as of December 31, 2020, and activity during 2020, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2.2	$44.69
Granted	—	—
Cancelled	(0.4)	$48.46
Outstanding as of December 31, 2020	1.8	$43.89	2.9	$—
Exercisable as of December 31, 2020	1.8	$43.89	2.9	$—
The weighted-average grant date fair value of options granted during 2017 were $9.91. There were no options exercised during 2020, 2019 or 2018.
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
A summary of the status of our restricted stock units as of December 31, 2020, and activity during 2020, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of December 31, 2019	1.8	$27.27
Granted	1.2	15.56
Issued and cancelled	(0.5)	$27.27
Restricted stock units as of December 31, 2020	2.5	$21.48
Performance Units
During the years ended December 31, 2020, 2019 and 2018, 1,309,170, 603,856 and 401,098 total shareholder return (“TSR”) performance units were granted, respectively. Final performance units are awarded based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award, plus dividends (a measure of total shareholder return or TSR). The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any units to vest, except in the event of death, disability or retirement at or after age 60, certain changes in control or the exercise of Committee or Board discretion as provided in the related award agreements.
The fair value of each TSR performance unit is determined using a Monte Carlo simulation. This valuation methodology utilizes assumptions consistent with those of our other share-based awards and a range of ending stock prices; however, the expected term of the awards is three years, which impacts the assumptions used to calculate the fair value of performance units as shown in the table below. 419,472 of the TSR performance awards issued in 2020 are to be settled in cash, and are therefore accounted for as a liability with changes in value recorded through earnings during the service period. The remaining TSR performance units issued in 2020, and all of the 2019 and 2018 TSR performance units, are considered equity-classified fixed awards measured at grant-date fair value and not subsequently re-measured. All of the TSR performance units cliff vest after three years of continuous service and are expensed on a straight-line basis over the required service period, based on the estimated grant date fair value of the award net of estimated forfeitures.

A summary of the assumptions used to estimate the fair value of TSR performance units is as follows:

	Years Ended December 31,
	2020	2019	2018
Performance units granted	1,309,170	603,856	401,098
Average fair value of performance units on grant date	$13.52	$25.87	$28.09
Weighted average assumptions used in performance unit valuations:
Expected volatility	43.49%	33.70%	34.30%
Expected dividend yield	1.24%	0.72%	0.37%
Expected term (in years)	3	3	3
Risk-free interest rate	0.61%	2.43%	2.42%
A summary of our performance unit activity during 2020 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	1.4	$27.13
Granted	1.3	13.52
Issued and cancelled	(0.1)	$26.85
Outstanding as of December 31, 2020	2.6	$18.27
Share-Based Compensation Expense
We recorded share-based compensation expense of $24.5 million, $31.6 million and $27.5 million for 2020, 2019 and 2018, respectively. The tax benefit related to share exercises and lapses in the year was $5.2 million, $6.7 million and $5.8 million for 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $24.9 million of total unrecognized compensation cost related to options, restricted stock units and performance units and shares granted under the 2014 Stock and Incentive Plan and the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. No options vested in 2020, 2019 or 2018.
There was no cash received from exercises of share-based payment arrangements for 2020, 2019 or 2018. We received a tax benefit for tax deductions from options of $3.3 million, $2.6 million and $2.3 million in 2020, 2019 and 2018, respectively.
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
We also have purchase obligations to purchase goods and services, primarily for raw materials used in products sold to customers. In 2013, we entered into an ammonia supply agreement with CF (the “CF Ammonia Supply Agreement”) that commenced in 2017, under which Mosaic agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia per year at a price tied to the prevailing price of U.S. natural gas. The term of the contract may extend until December 31, 2032, although we have rights to terminate this contract at certain dates.
We have long-term agreements for the purchase of sulfur, which is used in the production of phosphoric acid, and natural gas, which is a significant raw material used primarily in the solution mining process in our Potash segment as well as in our phosphate concentrates plants. Also, we have agreements for capital expenditures primarily in our Potash segments related to our expansion projects.

A schedule of future minimum long-term purchase commitments, based on expected market prices as of December 31, 2020 is as follows:

(in millions)	Purchase Commitments
2021	$2,191.8
2022	566.3
2023	368.3
2024	301.1
2025	248.3
Subsequent years	1,418.8
$5,094.6
Purchases made under long-term commitments in were $1.9 billion in 2020 and 2019, respectively and $2.0 billion in 2018.
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
We incur liabilities for reclamation activities and Gypstack closures in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. As of December 31, 2020, we had $624.8 million in surety bonds outstanding, of which $342.6 million is for reclamation obligations, primarily related to mining in Florida. In addition, included in this amount is $243.2 million, reflecting our updated closure cost estimates, delivered to EPA as a substitute for the financial assurance provided through the Plant City Trust. The remaining balance in surety bonds outstanding of $39.0 million is for other matters.
24. CONTINGENCIES
We have described below the material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $61.4 million and $39.3 million, as of December 31, 2020 and 2019, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of December 31, 2020, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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
On February 5, 2020, the 11th Circuit Court of Appeals issued its Order denying the Petition for Rehearing. Under existing rules, the Appellants would be given 90 days from February 5, 2020 to file a Petition for Writ of Certiorari with the U.S. Supreme Court. However, due to the Covid-19 pandemic, on March 4th, the U.S. Supreme Court issued an Order extending the deadlines for filing a Petition for Writ of Certiorari (a "Petition") to 150 days. Accordingly, the deadline for the NGO Plaintiffs to file a timely Petition was July 6, 2020. That date has passed, and the NGO Plaintiffs did not file a timely Petition. As a result, the decision by the 11th Circuit Court of Appeals upholding the U.S. District Court’s decision (affirming the federal approvals issued for Mosaic’s South Pasture Extension Mine and finding the AEIS consistent with federal law), is final and no longer subject to legal challenge.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $800.2 million. We estimate that our probable aggregate loss with respect to these claims is approximately $61.3 million, which is included in our accrued liabilities in our Consolidated Balance Sheets at December 31, 2020.
Approximately $624.8 million of the maximum potential loss relates to labor claims, such as in-house and third-party employees' judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $54.4 million, which is included in accrued liabilities in our Consolidated Balance Sheets at December 31, 2020.
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
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $18.3 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $4.8 million, which has been accrued at December 31, 2020.
The mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $3.8 million. We estimate that our probable aggregate loss regarding these claims will be immaterial as of December 31, 2020.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages of approximately $153.2 million. We estimate that the probable aggregate loss with respect to these matters is approximately $2.2 million.
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
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending and the parties are negotiating a settlement. The amount claimed in the proceeding is $29.0 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $354.8 million, of which $165.0 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $234.2 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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

25. RELATED PARTY TRANSACTIONS
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of December 31, 2020, the net amount due from our non-consolidated companies totaled $55.9 million. As of December 31, 2019, there was a net amount due to our non-consolidated companies of $23.2 million. These amounts include a long-term indemnification asset of approximately $23.0 million from Vale S.A. for reimbursement of pension plan obligations.
The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Years Ended December 31,
(in millions)	2020	2019	2018
Transactions with non-consolidated companies included in net sales	$819.6	$969.5	$842.4
Transactions with non-consolidated companies included in cost of goods sold	$950.1	$1,057.7	$1,046.4
As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production, for which approximately $8.5 million, $8.3 million and $6.6 million is included in revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
In November 2015, we agreed to provide funds to finance the purchase and construction of two articulated tug and barge units,intended to transport anhydrous ammonia for our operations, through a bridge loan agreement with Gulf Marine Solutions, LLC (“GMS”). GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), an entity in which we and a joint venture partner, Savage Companies (“Savage”), each indirectly own a 50% equity interest and for which a subsidiary of Savage provides operating and management services. GMS provided these funds through draws on the Mosaic bridge loan and through additional loans from Gulf Sulphur Services. We are the primary beneficiary of GMS, a variable interest entity, and consolidate GMS’s operations in our Phosphates segment.
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of December 31, 2020 and December 31, 2019, there were outstanding bridge loans of $74.7 million relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
26. BUSINESS SEGMENTS
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker.
For a description of our business segments see Note 1 of our Notes to Consolidated Financial Statements. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations and the results of the China and India distribution business are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the year ended December 31, 2018 were recast to reflect this change.

Segment information for the years 2020, 2019 and 2018 is as follows:

(in millions)	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Year Ended December 31, 2020
Net sales to external customers	$2,543.5	$1,988.6	$3,481.6	$668.0	$8,681.7
Intersegment net sales	572.9	30.7	—	(603.6)	—
Net sales	3,116.4	2,019.3	3,481.6	64.4	8,681.7
Gross margin	125.5	468.3	419.6	51.5	1,064.9
Canadian resource taxes	—	146.1	—	—	146.1
Gross margin (excluding Canadian resource taxes)	125.5	614.4	419.6	51.5	1,211.0
Operating earnings	(147.1)	401.5	346.5	(188.0)	412.9
Capital expenditures	538.1	478.2	144.9	9.4	1,170.6
Depreciation, depletion and amortization expense	443.4	282.4	105.7	16.1	847.6
Equity in net (loss) earnings of nonconsolidated companies	(94.1)	—	—	0.3	(93.8)
Year Ended December 31, 2019
Net sales to external customers	$2,416.6	$2,081.7	$3,782.8	$625.2	$8,906.3
Intersegment net sales	824.7	32.1	—	(856.8)	—
Net sales	3,241.3	2,113.8	3,782.8	(231.6)	8,906.3
Gross margin	(82.3)	616.8	290.1	72.7	897.3
Canadian resource taxes	—	174.6	—	—	174.6
Gross margin (excluding Canadian resource taxes)	(82.3)	791.4	290.1	72.7	1,071.9
Impairment, restructuring and other expenses	931.6	530.5	—	—	1,462.1
Operating earnings	(1,131.1)	45.8	132.5	(142.1)	(1,094.9)
Capital expenditures	545.2	540.1	182.3	4.6	1,272.2
Depreciation, depletion and amortization expense	430.1	296.3	135.8	20.5	882.7
Equity in net (loss) earnings of nonconsolidated companies	(60.1)	—	—	0.7	(59.4)
Year Ended December 31, 2018
Net sales to external customers	$3,106.3	$2,154.8	$3,747.1	$579.1	$9,587.3
Intersegment net sales	780.0	19.1	—	(799.1)	—
Net sales	3,886.3	2,173.9	3,747.1	(220.0)	9,587.3
Gross margin	581.5	597.2	382.9	(63.2)	1,498.4
Canadian resource taxes	—	159.4	—	—	159.4
Gross margin (excluding Canadian resource taxes)	581.5	756.6	382.9	(63.2)	1,657.8
Operating earnings	471.4	510.8	240.6	(294.5)	928.3
Capital expenditures	393.9	410.5	148.2	1.9	954.5
Depreciation, depletion and amortization expense	403.7	301.5	158.5	20.2	883.9
Equity in net (loss) earnings of nonconsolidated companies	(4.6)	—	—	0.1	(4.5)
Total assets as of December 31, 2020	$7,022.1	$7,614.8	$4,127.7	$1,025.2	$19,789.8
Total assets as of December 31, 2019(b)	7,183.5	7,219.2	3,974.9	920.9	19,298.5
Total assets as of December 31, 2018	7,877.3	7,763.1	3,952.4	526.4	20,119.2
______________________________
(a)The "Corporate, Eliminations and Other" category includes the results of our ancillary distribution operations in India and China. For the years ended December 31, 2020, 2019 and 2018, distribution operations in India and China had revenues of $639.4 million, $575.6 million, and $533.9 million, respectively and gross margins of $58.7 million, $27.3 million, and $42.8 million, respectively.
(b)In 2019, we recorded an impairment of goodwill in Phosphates of $588.6 million, which reduced the total asset balance.

Financial information relating to our operations by geographic area is as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Net sales(a):
Brazil	$3,377.1	$3,675.1	$3,727.7
Canpotex(b)	795.2	952.5	820.2
Canada	547.5	602.0	639.0
China	334.2	225.3	231.7
India	318.4	347.1	304.4
Argentina	121.0	116.3	70.5
Paraguay	94.3	102.9	100.7
Colombia	93.4	82.8	101.5
Australia	85.1	91.3	136.0
Mexico	77.1	117.8	133.9
Peru	62.0	89.3	82.6
Japan	58.8	33.0	92.2
Honduras	31.0	11.7	28.7
Thailand	21.2	24.8	28.1
Other	92.1	101.6	118.4
Total international countries	6,108.4	6,573.5	6,615.6
United States	2,573.3	2,332.8	2,971.7
Consolidated	$8,681.7	$8,906.3	$9,587.3
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex is the export association of two Saskatchewan potash producers. The net sales of potash from Mosaic to Canpotex included in our consolidated financial statements in the Net Sales line represent Mosaic’s sales of potash to Canpotex, and are recognized upon delivery to the unrelated third-party customer. Canpotex sales to the ultimate third-party customers are approximately; 25% to customers based in Brazil, 22% to customers based in China, 14% to customers based in India, 8% to customers based in Indonesia and 31% to customers based in the rest of the world.

	December 31,
(in millions)	2020	2019
Long-lived assets:
Canada	$4,998.5	$4,553.7
Brazil	1,904.1	1,934.6
Other	1,324.8	1,476.1
Total international countries	8,227.4	7,964.4
United States	5,688.8	5,943.6
Consolidated	$13,916.2	$13,908.0
Excluded from the table above as of December 31, 2020 and 2019, are goodwill of $1,173.0 million and $1,156.9 million and deferred income taxes of $1,179.4 million and $515.4 million, respectively.

Net sales by product type for the years 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Sales by product type:
Phosphate Crop Nutrients	$2,477.0	$2,541.3	$2,956.8
Potash Crop Nutrients	2,566.7	2,716.8	2,755.9
Crop Nutrient Blends	1,232.7	1,415.7	1,418.9
Performance Products(a)	1,370.8	1,193.6	1,438.8
Phosphate Rock	42.0	53.6	53.0
Other(b)	992.5	985.3	963.9
	$8,681.7	$8,906.3	$9,587.3
______________________________
(a)Includes sales of MicroEssentials®, K-Mag®, and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

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
On January 28, 2020, we announced that we intend to keep our Colonsay, Saskatchewan potash mine idled for the foreseeable future. The mine was placed in care and maintenance mode, employing minimal staff and allowing for resumption of operations when needed to meet customers’ needs. For the year ended December 31, 2019, we recorded pre-tax costs of approximately $529.7 million in impairment, restructuring and other expenses in our Consolidated Statement of Earnings (Loss), related to this idling. These costs consisted of approximately $493 million related to the write-off of fixed assets, $27 million related to severance and other employee costs, and $10 million related to the write-off of maintenance, repair, and operating inventories. The write-off is principally the carrying value of the 2013 expansion project, which increased Colonsay’s operating capacity to 2.1 million tonnes. Colonsay had been operating with a modified 1.5 million tonnes capacity since 2016. The Company does not expect to use the expansion capacity for the foreseeable future.

Quarterly Results (Unaudited)
In millions, except per share amounts and common stock prices

	Quarter
	First	Second	Third	Fourth	Year
Year Ended December 31, 2020
Net sales	$1,798.1	$2,044.7	$2,381.5	$2,457.4	$8,681.7
Gross margin	41.4	257.0	355.1	411.4	1,064.9
Operating earnings (loss)	(66.2)	85.8	98.5	294.8	412.9
Net earnings (loss) attributable to Mosaic	(203.0)	47.4	(6.2)	827.9	666.1
Basic net earnings (loss) per share attributable to Mosaic	$(0.54)	$0.13	$(0.02)	$2.18	$1.76
Diluted net earnings (loss) per share attributable to Mosaic	(0.54)	0.12	(0.02)	2.17	1.75
Common stock prices:
High	$22.19	$15.08	$20.03	$23.70
Low	6.50	9.57	11.51	16.01
Year Ended December 31, 2019
Net sales	$1,899.7	$2,176.9	$2,753.4	$2,076.3	$8,906.3
Gross margin	309.5	227.2	279.9	80.7	897.3
Operating earnings (loss)	202.1	(241.9)	139.5	(1,194.6)	(1,094.9)
Net earnings (loss) attributable to Mosaic	130.8	(233.1)	(44.1)	(921.0)	(1,067.4)
Basic net earnings (loss) per share attributable to Mosaic	$0.34	$(0.60)	$(0.11)	$(2.43)	$(2.78)
Diluted net earnings (loss) per share attributable to Mosaic	0.34	(0.60)	(0.11)	(2.43)	(2.78)
Common stock prices:
High	$33.91	$28.01	$25.71	$22.50
Low	25.95	20.81	17.36	17.66
The number of holders of record of our Common Stock as of February 12, 2021 was 1,421.
In the fourth quarter of 2020, we recorded an income tax benefit which included $582.6 million related to changes to valuation allowances in the U.S. and foreign jurisdictions, primarily Brazil.
In the fourth quarter of 2019, we recorded pre-tax charges of $529.7 million related to the indefinite idling of our Colonsay, Saskatchewan potash mine and $588.6 million related to the impairment of goodwill for our Phosphates reporting unit.
Dividends have been declared on a quarterly basis during all periods presented. The annual dividend in 2020 and 2019 was $0.20 per share.

The following table presents our selected financial data. This information has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Five Year Comparison
In millions, except per share amounts

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statements of Operations Data:
Net sales	$8,681.7	$8,906.3	$9,587.3	$7,409.4	$7,162.8
Cost of goods sold	7,616.8	8,009.0	8,088.9	6,566.6	6,352.8
Gross margin	1,064.9	897.3	1,498.4	842.8	810.0
Selling, general and administrative expenses	371.5	354.1	341.1	301.3	304.2
Impairment, restructuring and other expense(b)	—	1,462.1	—	—	—
Other operating expenses	280.5	176.0	229.0	75.8	186.8
Operating earnings (loss)	412.9	(1,094.9)	928.3	465.7	319.0
Interest (expense) income, net	(180.6)	(182.9)	(166.1)	(138.1)	(112.4)
Foreign currency transaction (loss) gain	(64.3)	20.2	(191.9)	49.9	40.1
Other expense	12.9	1.5	(18.8)	(3.5)	(4.3)
Earnings (loss) from consolidated companies before income taxes	180.9	(1,256.1)	551.5	374.0	242.4
(Benefit from) provision for income taxes(a)	(578.5)	(224.7)	77.1	494.9	(74.2)
Earnings (loss) from consolidated companies	759.4	(1,031.4)	474.4	(120.9)	316.6
Equity in net (loss) of nonconsolidated companies	(93.8)	(59.4)	(4.5)	16.7	(15.4)
Net earnings (loss) including noncontrolling interests	665.6	(1,090.8)	469.9	(104.2)	301.2
Less: Net (loss) attributable to noncontrolling interests	(0.5)	(23.4)	(0.1)	3.0	3.4
Net earnings (loss) attributable to Mosaic	$666.1	$(1,067.4)	$470.0	$(107.2)	$297.8

	Years Ended December 31,
	2020	2019	2018	2017	2016
Earnings per common share attributable to Mosaic:
Basic net earnings (loss) per share attributable to Mosaic	$1.76	$(2.78)	$1.22	$(0.31)	$0.85
Basic weighted average number of shares outstanding	379.0	383.8	384.8	350.9	350.4
Diluted net earnings (loss) per share attributable to Mosaic	$1.75	$(2.78)	$1.22	$(0.31)	$0.85
Diluted weighted average number of shares outstanding	381.3	383.8	386.4	350.9	351.7
Balance Sheet Data (at period end):
Cash and cash equivalents	$574.0	$519.1	$847.7	$2,153.5	$673.1
Total assets	19,789.8	19,298.5	20,119.2	18,633.4	16,840.7
Total long-term debt (including current maturities)	4,578.0	4,572.7	4,517.5	5,221.6	3,818.1
Total liabilities	10,034.6	9,930.9	9,514.5	8,994.3	7,218.2
Total equity	9,755.2	9,367.6	10,604.7	9,639.1	9,622.5
Other Financial Data:
Depreciation, depletion and amortization	$847.6	$882.7	$883.9	$665.5	$711.2
Net cash provided by operating activities	1,582.6	1,095.4	1,409.8	935.5	1,260.2
Capital expenditures	1,170.6	1,272.2	954.5	820.1	843.1
Dividends per share(c)	0.20	0.20	0.10	0.35	1.10
______________________________
(a)The years ended December 31, 2020, 2019 and 2016 include a discrete income tax benefit of approximately $609 million, $356 million, and $54 million, respectively. The years ended December 31, 2018, and 2017 include a discrete income tax expense of approximately $1 million and $451 million, respectively. See further discussion in Note 14 to the Consolidated Financial Statements.
(b)In 2019, we recorded pre-tax charges of $341.3 million related to the permanent closure of our Plant City, Florida facility, $529.7 million related to the indefinite idling of our Colonsay, Saskatchewan potash mine and $588.6 million related to the impairment of goodwill for our Phosphates reporting unit. See further discussion in Note 27 to the Consolidated Financial Statements.
(c)Dividends have been declared on a quarterly basis during all periods presented. In the second quarter of 2015, we increased our annual dividend to $1.10 per share. In the second quarter of 2017, we decreased our annual dividend to $0.60 per share and in the fourth quarter of 2017, we decreased it to $0.10 per share. In the first quarter of 2019, we increased our annual dividend to $0.20 per share.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the years ended 2020, 2019 and 2018
In millions

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance Beginning of Period	Charges or (Reductions) to Costs and Expenses	Charges or (Reductions) to Other Accounts		Deductions	Balance at End of Period(a)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Year Ended December 31, 2018	15.5	—	12.0	(b)	(4.1)	23.4
Year Ended December 31, 2019	23.4	4.6	(6.8)		(1.0)	20.2
Year Ended December 31, 2020	20.2	1.3	(0.2)		(4.5)	16.8
Income tax valuation allowance, related to deferred income taxes
Year Ended December 31, 2018	584.1	946.4	—		—	1,530.5
Year Ended December 31, 2019	1,530.5	(73.4)	—		—	1,457.1
Year Ended December 31, 2020	1,457.1	(774.1)	—		—	683.0
______________________________
(a)Allowance for doubtful accounts balance includes $16.3 million, $16.7 million, $22.1 million of allowance on long-term receivables recorded in Other Assets for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)Amount relates to allowance of $12.0 million acquired in the Acquisition.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is a process designed to provide reasonable assurance to our management, Board of Directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations from our management and Board of Directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2020 management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on their evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2020.