Form 10-Q
period 2021-03-31
MOSAIC CO
filed 2021-05-04
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 379,785,585 shares of Common Stock as of April 30, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Net sales	$2,297.1	$1,798.1
Cost of goods sold	1,862.2	1,756.7
Gross margin	434.9	41.4
Selling, general and administrative expenses	101.7	67.9
Other operating expense	20.0	39.7
Operating earnings	313.2	(66.2)
Interest expense, net	(45.0)	(41.1)
Foreign currency transaction gain (loss)	(45.8)	(214.2)
Other income	3.0	4.5
Earnings (loss) from consolidated companies before income taxes	225.4	(317.0)
Provision for (benefit from) income taxes	59.7	(133.0)
Earnings (loss) from consolidated companies	165.7	(184.0)
Equity in net (loss) of nonconsolidated companies	(7.5)	(20.0)
Net earnings (loss) including noncontrolling interests	158.2	(204.0)
Less: Net earnings (loss) attributable to noncontrolling interests	1.5	(1.0)
Net earnings (loss) attributable to Mosaic	$156.7	$(203.0)
Basic net earnings (loss) per share attributable to Mosaic	$0.41	$(0.54)
Basic weighted average number of shares outstanding	379.2	378.8
Diluted net earnings (loss) per share attributable to Mosaic	$0.41	$(0.54)
Diluted weighted average number of shares outstanding	382.8	378.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Net earnings (loss) including noncontrolling interest	$158.2	$(204.0)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(106.1)	(603.4)
Net actuarial gain (loss) and prior service cost	3.8	1.8
Realized gain on interest rate swap	0.5	0.5
Net gain (loss) on marketable securities held in trust fund	(17.8)	8.0
Other comprehensive income (loss)	(119.6)	(593.1)
Comprehensive income (loss)	38.6	(797.1)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(0.8)	(8.3)
Comprehensive income (loss) attributable to Mosaic	$39.4	$(788.8)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$692.0	$574.0
Receivables, net, including affiliate receivables of $114.3 and $144.8, respectively	851.6	881.1
Inventories	1,860.7	1,739.2
Other current assets	323.0	326.9
Total current assets	3,727.3	3,521.2
Property, plant and equipment, net of accumulated depreciation of $8,301.3 and $8,106.8, respectively	11,798.9	11,854.3
Investments in nonconsolidated companies	673.9	673.1
Goodwill	1,180.0	1,173.0
Deferred income taxes	1,175.2	1,179.4
Other assets	1,346.8	1,388.8
Total assets	$19,902.1	$19,789.8
Liabilities and Equity
Current liabilities:
Short-term debt	$15.1	$0.1
Current maturities of long-term debt	498.7	504.2
Structured accounts payable arrangements	797.5	640.0
Accounts payable	762.3	769.1
Accrued liabilities	1,281.4	1,233.1
Total current liabilities	3,355.0	3,146.5
Long-term debt, less current maturities	3,970.8	4,073.8
Deferred income taxes	1,072.1	1,060.8
Other noncurrent liabilities	1,707.2	1,753.5
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 390,565,856 shares issued and 379,683,359 shares outstanding as of March 31, 2021, 389,974,041 shares issued and 379,091,544 shares outstanding as of December 31, 2020	3.8	3.8
Capital in excess of par value	876.2	872.8
Retained earnings	10,667.7	10,511.0
Accumulated other comprehensive loss	(1,923.5)	(1,806.2)
Total Mosaic stockholders' equity	9,624.2	9,581.4
Noncontrolling interests	172.8	173.8
Total equity	9,797.0	9,755.2
Total liabilities and equity	$19,902.1	$19,789.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net (loss) earnings including noncontrolling interests	$158.2	$(204.0)
Adjustments to reconcile net (loss) earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	209.1	217.8
Deferred and other income taxes	(37.0)	(107.3)
Equity in net loss of nonconsolidated companies, net of dividends	7.5	20.0
Accretion expense for asset retirement obligations	17.1	17.3
Accretion expense for leases	3.8	—
Share-based compensation expense	14.9	(10.1)
Unrealized loss (gain) on derivatives	(7.1)	51.9
Foreign currency adjustments	34.5	190.8
Other	0.8	6.6
Changes in assets and liabilities:
Receivables, net	(1.5)	14.8
Inventories	(180.7)	(24.4)
Other current and noncurrent assets	14.0	(107.9)
Accounts payable and accrued liabilities	64.6	146.0
Other noncurrent liabilities	20.6	(21.6)
Net cash provided by operating activities	318.8	189.9
Cash Flows from Investing Activities:
Capital expenditures	(288.6)	(263.5)
Purchases of available-for-sale securities - restricted	(123.7)	(210.0)
Proceeds from sale of available-for-sale securities - restricted	110.8	203.8
Purchases of held-to-maturity securities	(0.8)	(0.7)
Proceeds from sale of held-to-maturity securities	0.8	0.8
Other	(7.0)	(0.1)
Net cash used in investing activities	(308.5)	(269.7)
Cash Flows from Financing Activities:
Payments of short-term debt	—	(132.6)
Proceeds from issuance of short-term debt	15.0	1,105.4
Payments of structured accounts payable arrangements	(161.0)	(412.9)
Proceeds from structured accounts payable arrangements	314.7	171.6
Collection of transferred receivables	86.6	—
Payments of long-term debt	(114.5)	(14.2)
Cash dividends paid	(18.9)	(18.9)
Other	(0.2)	(0.1)
Net cash provided by financing activities	121.7	698.3
Effect of exchange rate changes on cash	(20.1)	(68.9)
Net change in cash, cash equivalents and restricted cash	111.9	549.6
Cash, cash equivalents and restricted cash - December 31	594.4	532.3
Cash, cash equivalents and restricted cash - March 31	$706.3	$1,081.9
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$692.0	$1,069.2
Restricted cash in other current assets	10.0	8.6
Restricted cash in other assets	4.3	4.1
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$706.3	$1,081.9

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $10.2 and $7.5 for the three months ended March 31, 2021 and 2020, respectively)	$0.6	$15.5
Income taxes (net of refunds)	82.7	66.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	378.8	$3.8	$858.4	$9,921.5	$(1,598.2)	$182.1	$9,367.6
Total comprehensive income (loss)	—	—	—	(203.0)	(585.8)	(8.3)	(797.1)
Vesting of restricted stock units	0.2	—	(2.4)	—	—	—	(2.4)
Stock based compensation	—	—	(8.3)	—	—	—	(8.3)
Dividends	—	—	—	0.2	—	—	0.2
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2020	379.0	$3.8	$847.7	$9,718.7	$(2,184.0)	$173.7	$8,559.9

Balance as of December 31, 2020	379.1	$3.8	$872.8	$10,511.0	$(1,806.2)	$173.8	$9,755.2
Total comprehensive income (loss)	—	—	—	156.7	(117.3)	(0.8)	38.6
Vesting of restricted stock units	0.6	—	(7.6)	—	—	—	(7.6)
Stock based compensation	—	—	11.0	—	—	—	11.0
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2021	379.7	$3.8	$876.2	$10,667.7	$(1,923.5)	$172.8	$9,797.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except per share amounts and as otherwise designated)
(Unaudited)
1. Organization and Nature of Business
The Mosaic Company (“Mosaic,” and, with its consolidated subsidiaries, “we,” “us,” “our,” or the “Company”) produces and markets concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries and businesses in which we own less than a majority or a non-controlling interest, including consolidated variable interest entities and investments accounted for by the equity method.
We are organized into the following business segments:
•Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. As part of the Acquisition, we acquired an additional 40% economic interest in the Miski Mayo Phosphate Mine in Peru, which increased our aggregate interest to 75%. These results are consolidated in the Phosphates segment. The Phosphates segment also includes our 25% interest in the Ma’aden Wa’ad Al Shamal Phosphate Company (the “MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We market approximately 25% of the MWSPC phosphate production. We recognize our equity in the net earnings or losses relating to MWSPC on a one-quarter lag in our Condensed Consolidated Statements of Earnings (Loss).
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
•Our Mosaic Fertilizantes business segment includes the assets in Brazil that we acquired in the acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A. or the “Acquired Business”), which consist of five phosphate rock mines, four phosphate chemical plants and a potash mine. The segment also includes our legacy distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Brazil.
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other.
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
3. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2021	December 31, 2020
Other current assets
Income and other taxes receivable	$165.5	$181.4
Prepaid expenses	89.4	80.4
Other	68.1	65.1
	$323.0	$326.9

Other assets
Restricted cash	$4.3	$12.3
MRO inventory	135.2	137.7
Marketable securities held in trust	729.9	734.3
Operating lease right-of-use assets	154.4	173.1
Indemnification asset	21.0	23.0
Long-term receivable	46.8	52.6
Other	255.2	255.8
	$1,346.8	$1,388.8

Accrued liabilities
Payroll and employee benefits	$130.7	$195.5
Asset retirement obligations	188.7	190.2
Receivable factoring liability	86.6	—
Customer prepayments (a)	352.8	287.6
Accrued income and other taxes	68.6	83.1
Operating lease obligation	61.4	64.0
Other	392.6	412.7
	$1,281.4	$1,233.1

Other noncurrent liabilities
Asset retirement obligations	$1,182.2	$1,203.7
Operating lease obligation	96.3	109.6
Accrued pension and postretirement benefits	149.7	158.5
Unrecognized tax benefits	47.6	46.4
Other	231.4	235.3
	$1,707.2	$1,753.5
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to Mosaic	$156.7	$(203.0)
Basic weighted average number of shares outstanding	379.2	378.8
Dilutive impact of share-based awards	3.6	—
Diluted weighted average number of shares outstanding	382.8	378.8
Basic net income (loss) per share attributable to Mosaic	$0.41	$(0.54)
Diluted net income (loss) per share attributable to Mosaic	$0.41	$(0.54)
A total of 0.7 million and 2.5 million shares of common stock subject to issuance related to share-based awards for the three months ended March 31, 2021 and March 31, 2020, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
5. Inventories
Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$138.6	$92.1
Work in process	637.1	634.5
Finished goods	938.7	868.2
Final price deferred(a)	21.0	23.0
Operating materials and supplies	125.3	121.4
	$1,860.7	$1,739.2
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.

6. Goodwill
Mosaic had goodwill of $1.2 billion as of March 31, 2021 and December 31, 2020, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2020	$1,063.2	$97.7	$12.1	$1,173.0
Foreign currency translation	9.2	(2.2)	—	7.0
Balance as of March 31, 2021	$1,072.4	$95.5	$12.1	$1,180.0

We are required to perform our next annual goodwill impairment analysis as of October 31, 2021. It is possible that, during the remainder of 2021 or beyond, business conditions could deteriorate from the current state, raw material or product price projections could decline significantly from current estimates, or our common stock price could decline significantly. If projected net sales and cash flow projections are not achieved or our common stock price significantly declines from current levels, book values of certain operations could exceed their fair values, which may result in goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
7. Marketable Securities Held in Trusts
In August 2016, Mosaic deposited $630 million into two trust funds (together, the “RCRA Trusts”) created to provide additional financial assurance in the form of cash for the estimated costs (“Gypstack Closure Costs”) of closure and long term care of our Florida and Louisiana phosphogypsum management systems (“Gypstacks”), as described further in Note 9 of our Notes to Condensed Consolidated Financial Statements. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphate business; however, funds held in each of the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. When our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. The investments held by the RCRA Trusts are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives and standards set forth in the related trust agreements. Amounts reserved to be held or held in the RCRA Trusts (including losses or reinvested earnings) are included in other assets on our Condensed Consolidated Balance Sheets.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
There were no other-than-temporary impairment write-downs on available-for-sale securities during the three months ended March 31, 2021.
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.0	$—	$—	$4.0
Level 2
Corporate debt securities	199.4	8.3	(1.0)	206.7
Municipal bonds	197.2	7.4	(0.6)	204.0
U.S. government bonds	300.8	1.2	(6.2)	295.8
Total	$701.4	$16.9	$(7.8)	$710.5

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$11.8	$—	$—	$11.8
Level 2
Corporate debt securities	193.3	14.0	—	207.3
Municipal bonds	190.5	8.8	(0.3)	199.0
U.S. government bonds	300.7	4.7	(0.1)	305.3
Total	$696.3	$27.5	$(0.4)	$723.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$44.9	$(1.0)	$1.5	$—
Municipal bonds	35.9	(0.5)	16.0	(0.2)
U.S. government bonds	221.8	(6.2)	120.3	(0.1)
	$302.6	$(7.7)	$137.8	$(0.3)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$—	$—	$—	$—
Municipal bonds	7.0	(0.1)	4.6	(0.1)
U.S. government bonds	—	—	—	—
	$7.0	$(0.1)	$4.6	$(0.1)

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2021. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

March 31, 2021
Due in one year or less	$34.2
Due after one year through five years	219.2
Due after five years through ten years	412.6
Due after ten years	40.5
Total debt securities	$706.5
For the three months ended March 31, 2021, realized gains were $2.9 million and realized losses were $0.3 million. For the three months ended March 31, 2020, realized gains were $5.8 million and realized losses were $0.5 million.

8. Financing Arrangements
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. As of March 31, 2021 and December 31, 2020, the total structured accounts payable arrangements were $797.5 million and $640.0 million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Receivable Purchasing Arrangement
On March 4, 2020, we entered into a Receivable Purchasing Agreement (“RPA”), with a bank whereby, from time-to-time, we sell certain receivables. The net face value of the purchased receivables may not exceed $150 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. As of December 31, 2020, there was no outstanding balance under this facility. In January 2021, we entered into a First Amendment to the RPA. This amendment made certain adjustments so that the receivables sold under the RPA will be accounted for as a true sale. Upon sale, these receivables are removed from the Condensed Consolidated Balance Sheets. Cash received is presented as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Prior to the amendment, we recorded the purchase price as short-term debt, and recognized interest expense by accreting the liability through the due date of the underlying receivables.
During the three months ended March 31, 2021 and 2020, the Company sold approximately $86.6 million and $101.5 million, respectively, of accounts receivable under this arrangement. Discounts on sold receivables were not material for any period presented. Following the sale to the bank, we continue to service the collection of the receivable on behalf of the bank without further consideration. As of March 31, 2021, $86.6 million had been collected but not yet remitted to the bank. This amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as financing activities in the Condensed Consolidated Statements of Cash Flows.
9. Asset Retirement Obligations
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
A reconciliation of our AROs is as follows:

(in millions)	March 31, 2021	December 31, 2020
AROs, beginning of period	$1,393.9	$1,315.2
Liabilities incurred	4.7	10.8
Liabilities settled	(38.1)	(125.1)
Accretion expense	17.1	68.0
Revisions in estimated cash flows	5.6	167.3
Foreign currency translation	(12.3)	(42.3)
AROs, end of period	1,370.9	1,393.9
Less current portion	188.7	190.2
Non-current portion of AROs	$1,182.2	$1,203.7

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
North America Gypstack Closure Costs
A majority of our ARO relates to Gypstack Closure Costs in Florida and Louisiana. For financial reporting purposes, we recognize our estimated Gypstack Closure Costs at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other non-current liabilities.
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
•    Provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed in Note 7 to our Condensed Consolidated Financial Statements. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
As of March 31, 2021 and December 31, 2020, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $247.9 million and $251.8 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
10. Income Taxes
During the three months ended March 31, 2021, gross unrecognized tax benefits increased by $0.6 million to $37.5 million. The increase is primarily related to recording non-U.S. reserves and foreign exchange. If recognized, approximately $20.3 million of the $37.5 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $9.4 million and $9.0 million as of March 31, 2021 and December 31, 2020, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Accounting for uncertain tax positions is determined by prescribing the minimum probability threshold that a tax position is more likely than not to be sustained based on the technical merits of the position. Mosaic is continually under audit by various tax authorities in the normal course of business. Such tax authorities may raise issues contrary to positions taken by the Company. If such positions are ultimately not sustained by the Company, this could result in material assessments to the Company. The costs related to defending, if needed, such positions on appeal or in court may be material. The Company is currently in negotiations with non-U.S. tax authorities where settlements could result in different tax outcomes than what is currently accounted for. The Company believes that any issues raised have been properly accounted for.
For the three months ended March 31, 2021, tax expense specific to the period was a cost of approximately $4.4 million. This consisted primarily of tax cost of $2.3 million recorded related to non-U.S. prior year adjustments, $2.0 million related to the write-off of expired stock options, and other miscellaneous costs of $0.1 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended March 31, 2021, income tax expense was not impacted by this set of rules.
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
11. Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third-party comparables, or internal estimates. We net

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, the gross asset position of our derivative instruments was $61.5 million and $65.3 million, respectively, and the gross liability position of our liability instruments was $37.8 million and $49.9 million, respectively.
As of March 31, 2021 and December 31, 2020, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2021	December 31, 2020
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	2,399.2	2,912.3
Natural gas derivatives	Commodity	MMbtu	34.1	27.3
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2021 and December 31, 2020, was $12.8 million and $11.3 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2021, we would have been required to post an additional $8.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2021 and December 31, 2020, the gross asset position of our foreign currency derivative instruments was $53.3 million and $58.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $36.9 million and $48.7 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of March 31, 2021 and December 31, 2020, the gross asset position of our commodity derivative instruments was $8.2 million and $6.7 million, respectively, and the gross liability position of our commodity instruments was $0.9 million and $1.2 million, respectively.
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
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$692.0	$692.0	$574.0	$574.0
Accounts receivable	851.6	851.6	881.1	881.1
Accounts payable	762.3	762.3	769.1	769.1
Structured accounts payable arrangements	797.5	797.5	640.0	640.0
Short-term debt	15.1	15.1	0.1	0.1
Long-term debt, including current portion	4,469.5	4,950.8	4,578.0	5,172.1
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in AOCI, net of tax, by component during the three months ended March 31, 2021 and March 31, 2020:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended March 31, 2021
Balance at December 31, 2020	$(1,719.1)	$(109.7)	$3.7	$18.9	$(1,806.2)
Other comprehensive income (loss)	(114.4)	1.3	0.5	(17.8)	(130.4)
Tax (expense) benefit	8.3	2.5	—	—	10.8
Other comprehensive income (loss), net of tax	(106.1)	3.8	0.5	(17.8)	(119.6)
Other comprehensive income (loss) attributable to noncontrolling interest	2.3	—	—	—	2.3
Balance as of March 31, 2021	$(1,822.9)	$(105.9)	$4.2	$1.1	$(1,923.5)

Three Months Ended March 31, 2020
Balance at December 31, 2019	$(1,476.8)	$(129.6)	$2.1	$6.1	$(1,598.2)
Other comprehensive income (loss)	(595.9)	9.7	0.5	8.0	(577.7)
Tax (expense) benefit	(7.5)	(7.9)	—	—	(15.4)
Other comprehensive income (loss), net of tax	(603.4)	1.8	0.5	8.0	(593.1)
Other comprehensive income (loss) attributable to noncontrolling interest	7.3	—	—	—	7.3
Balance as of March 31, 2020	$(2,072.9)	$(127.8)	$2.6	$14.1	$(2,184.0)

14. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of March 31, 2021 and December 31, 2020, the net amount due from our affiliates and non-consolidated companies totaled $1.4 million and $55.9 million, respectively. These amounts include a long-term indemnification asset from Vale S.A. for reimbursement of pension plan obligations. This asset had a balance of $21.0 million and $23.0 million as of March 31, 2021 and December 31, 2020, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended March 31,
	2021	2020
Transactions with related parties included in net sales	$157.4	$148.6
Transactions with related parties included in cost of goods sold	217.7	177.1

As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production. Marketing fees of approximately $1.6 million and $2.4 million are included in revenue for the three months ended March 31, 2021 and March 31, 2020, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of March 31, 2021 and December 31, 2020, there were outstanding bridge loans of $74.7 million relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
15. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $56.4 million and $61.4 million as of March 31, 2021 and December 31, 2020, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of March 31, 2021, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material. In addition, we

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
EPA RCRA Initiative. We have certain financial assurance and other obligations under consent decrees and a separate financial assurance arrangement relating to our facilities in Florida and Louisiana. These obligations are discussed in Note 9 of our Notes to Condensed Consolidated Financial Statements.
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the “CAA”) regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants. On June 6, 2010, EPA issued a notice of violation to CF (the “CF NOV”) with respect to “New Source Review” compliance at the Plant City Facility's sulfuric acid plants and the allegations in the CF NOV were not resolved before our 2014 acquisition of the Plant City Facility. CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in the CF NOV.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $748 million. We estimate that our probable aggregate loss with respect to these claims is approximately $57.5 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2021.
Approximately $596.5 million of the maximum potential loss relates to labor claims, such as in-house and third-party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $51.4 million, which has been accrued as of March 31, 2021.
Based on Brazilian legislation and the current status of similar labor cases involving unrelated companies, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses. If the status of similar cases involving unrelated companies were to adversely change in the future, our maximum exposure could increase and additional accruals could be required.
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $17.1 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $4.4 million, which has been accrued as of March 31, 2021.
The mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $3.6 million. We estimate that our probable aggregate loss regarding these claims will be immaterial as of March 31, 2021.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes, regulatory issues and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $130.9 million. We estimate that the probable aggregate loss with respect to these matters is approximately $1.7 million.

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
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending and the parties are negotiating a settlement. The amount claimed in the proceeding is $27.5 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $331.2 million, of which $154.3 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $217.4 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three months ended March 31, 2021 and 2020 was as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended March 31, 2021
Net sales to external customers	$884.6	$473.1	$763.4	$176.0	$2,297.1
Intersegment net sales	116.4	4.3	—	(120.7)	—
Net sales	1,001.0	477.4	763.4	55.3	2,297.1
Gross margin	172.6	140.2	103.1	19.0	434.9
Canadian resource taxes	—	35.0	—	—	35.0
Gross margin (excluding Canadian resource taxes)	172.6	175.2	103.1	19.0	469.9
Operating earnings (loss)	152.9	124.9	90.5	(55.1)	313.2
Capital expenditures	152.5	96.5	38.8	0.8	288.6
Depreciation, depletion and amortization expense	102.4	79.5	23.2	4.0	209.1
Three months ended March 31, 2020
Net sales to external customers	$537.3	$438.6	$731.1	$91.1	$1,798.1
Intersegment net sales	82.1	3.0	—	(85.1)	—
Net sales	619.4	441.6	731.1	6.0	1,798.1
Gross margin	(82.9)	109.1	66.5	(51.3)	41.4
Canadian resource taxes	—	31.7	—	—	31.7
Gross margin (excluding Canadian resource taxes)	(82.9)	140.8	66.5	(51.3)	73.1
Operating earnings (loss)	(106.8)	94.2	29.0	(82.6)	(66.2)
Capital expenditures	137.9	98.3	25.3	2.0	263.5
Depreciation, depletion and amortization expense	114.4	70.1	28.2	5.1	217.8
Total Assets
As of March 31, 2021	$7,097.8	$7,576.5	$4,095.8	$1,132.0	$19,902.1
As of December 31, 2020	7,022.1	7,614.8	4,127.7	1,025.2	19,789.8
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three months ended March 31, 2021, distribution operations in India and China had revenue of $159.6 million and gross margin of $30.3 million. For the three months ended March 31, 2020, distribution operations in India and China had revenue of $76.5 million, and gross margin of $2.0 million.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Net sales(a):
Brazil	$767.8	$712.7
Canada	190.4	117.3
Canpotex(b)	150.2	146.4
China	125.7	39.4
Mexico	50.2	24.9
India	29.5	37.2
Colombia	27.8	14.2
Australia	23.8	41.0
Japan	21.7	11.9
Paraguay	19.0	16.3
Argentina	17.3	28.0
Dominican Republic	6.6	—
Thailand	3.1	4.4
Honduras	2.8	7.0
Peru	0.6	11.4
Other	12.6	24.7
Total international countries	1,449.1	1,236.8
United States	848.0	561.3
Consolidated	$2,297.1	$1,798.1
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex is the export association of two Saskatchewan potash producers. The net sales of potash from Mosaic to Canpotex included in our consolidated financial statements in the Net Sales line represent Mosaic’s sales of potash to Canpotex, and are recognized upon delivery to the unrelated third-party customer. Canpotex annual sales to the ultimate third-party customers are approximately: 25% to customers based in Brazil, 22% to customers based in China, 10% to customers based in India, 8% to customers based in Indonesia and 35% to customers based in the rest of the world.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Sales by product type:
Phosphate Crop Nutrients	$666.6	$547.2
Potash Crop Nutrients	557.5	471.0
Crop Nutrient Blends	314.7	287.3
Performance Products(a)	399.4	211.7
Phosphate Rock	16.9	6.5
Other(b)	342.0	274.4
	$2,297.1	$1,798.1
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag, Aspire and Sus-Terra.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2020 (the “10-K Report”) and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended
	March 31,		2021-2020
(in millions, except per share data)	2021	2020	Change	Percent
Net sales	$2,297.1	$1,798.1	$499.0	28%
Cost of goods sold	1,862.2	1,756.7	105.5	6%
Gross margin	434.9	41.4	393.5	NM
Gross margin percentage	19%	2%
Selling, general and administrative expenses	101.7	67.9	33.8	50%
Other operating expense	20.0	39.7	(19.7)	(50)%
Operating earnings	313.2	(66.2)	379.4	NM
Interest expense, net	(45.0)	(41.1)	(3.9)	9%
Foreign currency transaction gain (loss)	(45.8)	(214.2)	168.4	(79)%
Other income	3.0	4.5	(1.5)	(33)%
Earnings (loss) from consolidated companies before income taxes	225.4	(317.0)	542.4	NM
Provision for (benefit from) income taxes	59.7	(133.0)	192.7	NM
Earnings (loss) from consolidated companies	165.7	(184.0)	349.7	NM
Equity in net (loss) of nonconsolidated companies	(7.5)	(20.0)	12.5	(63)%
Net earnings (loss) including noncontrolling interests	158.2	(204.0)	362.2	NM
Less: Net earnings (loss) attributable to noncontrolling interests	1.5	(1.0)	2.5	NM
Net earnings (loss) attributable to Mosaic	$156.7	$(203.0)	$359.7	NM
Diluted net earnings (loss) per share attributable to Mosaic	$0.41	$(0.54)	$0.95	NM
Diluted weighted average number of shares outstanding	382.8	378.8

Overview of Consolidated Results for the three months ended March 31, 2021 and 2020
For the three months ended March 31, 2021, Mosaic had net income of $156.7 million, or $0.41 per diluted share, compared to a net loss of $(203.0) million, or $(0.54) per diluted share, for the prior year period. The current period results were negatively impacted by a total of $77 million pre-tax, or $0.16 per diluted share, related to the following notable items:
•Foreign currency transaction loss of $46 million, or $(0.09) per diluted share

•Depreciation expense of $22 million, or $(0.04) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $15 million, or $(0.03) per diluted share, related to maintaining closed and indefinitely idled facilities
•Other operating income of $11 million, or $0.02 per diluted share related to recovery of a reserve for the Acquired Business (as defined below)
•Unrealized loss on derivatives of $8 million, or $(0.02) per diluted share
•Discrete income tax expense of $4 million, or $(0.01) per diluted share
•Other non-operating income of $3 million, or $0.01 per diluted share, related to a realized gain on RCRA trust securities
During the three months ended March 31, 2020, our results included:
•Foreign currency transaction loss of $214 million, or $(0.38) per diluted share
•Unrealized loss on derivatives of $51 million, or $(0.09) per diluted share
•Depreciation expense of $22 million, or $(0.03) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $16 million, or $(0.04) per diluted share, related to maintaining closed and indefinitely idled facilities
•Other operating expenses of $9 million, or $(0.02) per diluted share, related to an increase in reserves for legal contingencies of the Acquired Business (as defined below)
•Idle plant costs of $5 million, or $(0.01) per diluted share, related to the government-mandated shutdown on March 16, 2020, of our Miski Mayo phosphate rock mine in Peru due to the COVID-19 outbreak
•Discrete income tax benefit of $28 million, or $0.08 per diluted share
•Other non-operating income of $5 million, or $0.01 per diluted share, related to a realized gain on RCRA trust securities
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our operating results for the three months ended March 31, 2021 were favorably impacted in our Phosphates segment by significantly higher sales prices than the prior year period. Sales prices have continued to rise, after reaching a low in the first quarter of 2020, driven by tightness in global supply and demand, strong farmer economics and improved grain prices. The segment's operating results were also favorably impacted by higher sales volumes, driven by increased demand in North America, due to a strong spring season and decreased competitor shipments into North America. Competitor shipments were impacted by import duties against producers in Morocco and Russia, which resulted from the countervailing duty investigations into imports of phosphate fertilizers discussed further below. The benefit from higher sales prices and volumes was partially offset by higher raw material costs, primarily sulfur, in the current year period compared to the prior year. Availability of molten sulfur has been impacted by refinery closures in 2020 and 2021, due to lower fuel demand and extreme cold weather in the first quarter of 2021 in the southern United States, where several refineries are located. We expect availability to be tight throughout 2021, recovering as refinery performance improves.
Our operating results during the three months ended March 31, 2021, were favorably impacted in our Potash segment by higher sales volumes compared to the prior year period. Volumes were driven by strong global demand and strong farmer economics. Our Potash segment was also favorably impacted by higher average sales prices in North America. Prices began to strengthen in North America and Brazil in the fourth quarter of 2020, due to increased demand and tight supply. They have continued to increase in 2021, but have not yet returned to levels seen prior to 2020. This increase has been offset by a decrease in international sales prices.
For the three months ended March 31, 2021, operating results were favorably impacted by our Mosaic Fertilizantes segment. Sales prices increased compared to the same period in the prior year, due to the increase in global sales prices and strengthening market conditions in Brazil, including strong farmer economics that were driven by improved commodity prices and weaker foreign currency rates.
Other Highlights
•In 2020, we filed petitions with the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions was to remedy the distortions that we believe foreign subsidies have caused or are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition. On February 16, 2021, the DOC made final affirmative determinations that countervailable subsidies were being provided by those governments. On March 11, 2021, the ITC made final affirmative determinations that the U.S. phosphate fertilizer industry is materially injured by reason of subsidized phosphate fertilizer imports from Morocco and Russia. As a result of these determinations, the DOC issued countervailing duty orders on phosphate fertilizer imports from Russia and Morocco, which are scheduled to remain in place for at least five years. currently, the cash deposit rates for such imports are approximately 20 percent for Moroccan producer OCP, 9 percent and 47 percent for Russian producers PhosAgro and Eurochem, respectively, and 17 percent for all other Russian producers. The final determinations in the DOC and ITC investigations are subject to possible challenges before U.S. federal courts and the World Trade Organization, and Mosaic has initiated actions at the U.S. Court of International Trade contesting certain aspects of the DOC's final determinations that, we believe, failed to capture the full extent of Moroccan and Russian phosphate fertilizer subsidies. Further, the cash deposit rates and the amount of countervailing duties owed by importers on such imports could change based on the results of the DOC's annual administrative review proceedings.
•In March 2021, we announced an increase in our annual dividend target to $0.30 from $0.20 per share.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2021-2020
(in millions, except price per tonne or unit)	2021	2020	Change	Percent
Net sales:
North America	$725.7	$381.7	$344.0	90%
International	275.3	237.7	37.6	16%
Total	1,001.0	619.4	381.6	62%
Cost of goods sold	828.4	702.3	126.1	18%
Gross margin	$172.6	$(82.9)	$255.5	NM
Gross margin as a percentage of net sales	17%	(13)%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,210	1,332	(122)	(9)%
Performance and Other(b)	852	587	265	45%
Total finished product tonnes	2,062	1,919	143	7%
Rock	265	169	96	57%
Total Phosphates Segment Tonnes(a)	2,327	2,088	239	11%
Realized prices ($/tonne)
Average finished product selling price (destination)(a)	$477	$317	$160	50%
DAP selling price (fob mine)	$426	$274	$152	55%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$316	$309	$7	2%
Sulfur (long ton)	$119	$78	$41	53%
Blended rock (metric tonne)	$61	$62	$(1)	(2)%
Production volume (in thousands of metric tonnes) - North America	1,911	1,861	50	3%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended March 31, 2021 and March 31, 2020
The Phosphates segment’s net sales were $1.0 billion for the three months ended March 31, 2021, compared to $0.6 billion for the three months ended March 31, 2020. The increase in net sales in the current year period was primarily due to favorable sales prices, which had an impact of approximately $300 million compared to the prior year period. Net sales were also favorably impacted in the current year by approximately $60 million due to increased sales volumes compared to the prior year period.
Our average finished product selling price increased 50% to $477 per tonne for the three months ended March 31, 2021, compared to $317 per tonne in the prior year period, due to the factors discussed in the Overview.

The Phosphates segment’s sales volumes of finished products increased by 7% for the three months ended March 31, 2021, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment increased to $172.6 million for the three months ended March 31, 2021, from $(82.9) million for the three months ended March 31, 2020. The increase in gross margin in the current year period was primarily due to significantly higher sales prices, which favorably impacted gross margin by approximately $300 million, compared to the prior year period. This was partially offset by the unfavorable impact of approximately $40 million from increased raw material prices, largely driven by sulfur as discussed in the Overview.
The average consumed price for ammonia for our North American operations increased to $316 per tonne for the three months ended March 31, 2021, from $309 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. The average consumed sulfur price for our North American operations increased by more than 50% to $119 per long ton for the three months ended March 31, 2021, from $78 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
The average consumed cost of purchased and produced phosphate rock decreased to $61 per tonne for the three months ended March 31, 2021, compared to $62 per tonne for the three months ended March 31, 2020. For the three months ended March 31, 2021, our North American phosphate rock production decreased to 3.0 million tonnes from 3.4 million tonnes for the same period of the prior year, due to operational challenges as we transitioned into new mining areas.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients remained flat at 1.9 million tonnes for the three months ended March 31, 2021 and March 31, 2020. Production volume reflects turnaround activity during the current year period. As a result, we expect sales to remain constrained in the second quarter of 2021 due to limited inventory levels. Our operating rate for processed phosphate production increased to 77% for the three months ended March 31, 2021, from 75% for the same period in 2020.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2021-2020
(in millions, except price per tonne or unit)	2021	2020	Change	Percent
Net sales:
North America	$313.9	$282.5	$31.4	11%
International	163.5	159.1	4.4	3%
Total	477.4	441.6	35.8	8%
Cost of goods sold	337.2	332.5	4.7	1%
Gross margin	$140.2	$109.1	$31.1	29%
Gross margin as a percentage of net sales	29%	25%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,747	1,709	38	2%
Performance and Other(b)	233	190	43	23%
Total Potash Segment Tonnes	1,980	1,899	81	4%
Realized prices ($/tonne)
Average finished product selling price (destination)	$241	$233	$8	3%
MOP selling price (fob mine)	$200	$200	$—	0%
Production volume (in thousands of metric tonnes)	2,285	2,068	217	10%
______________________________

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended March 31, 2021 and March 31, 2020
The Potash segment’s net sales increased to $477.4 million for the three months ended March 31, 2021, compared to $441.6 million in the same period a year ago. The increase was due to higher sales volumes, as a result of the factors described in the Overview. The higher sales volumes had a favorable impact on net sales of approximately $35 million.
Our average finished product selling price was $241 per tonne for the three months ended March 31, 2021, compared to $233 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products increased to 2.0 million tonnes for the three months ended March 31, 2021, compared to 1.9 million tonnes in the same period a year ago.
Gross margin for the Potash segment increased to $140.2 million for the three months ended March 31, 2021, from $109.1 million in the same period of the prior year. The increase in gross margin in the current year period is primarily due to approximately $25 million of higher sales volumes, compared to the prior year period. In addition, the current year period was favorably impacted by approximately $5 million from lower fixed cost absorption, due to higher production, and lower brine inflow costs, partially offset by foreign currency impacts, compared to the prior year period.
We had expense of $35.0 million from Canadian resource taxes for the three months ended March 31, 2021, compared to $31.7 million in the same period a year ago. Canadian royalty expense increased to $8.5 million for the three months ended March 31, 2021, compared to $8.2 million for the three months ended March 31, 2020. The fluctuations in Canadian resource taxes are a result of an increase in sales volumes and margins, due to the factors discussed in the Overview. The increase in royalties is due to the increase in sales revenue.
We incurred $23 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended March 31, 2021, compared to $33 million for the three months ended March 31, 2020. The reduced costs in 2021 are a reflection of our management of brine inflow expense and the accelerated closure of the K1 and K2 shafts at Esterhazy. We remain on track in our development of the K3 shaft at our Esterhazy mine, which is expected to reach full operational capacity by mid-2022. The completion of K3 will provide us the opportunity to eliminate future brine inflow management costs, which are expected to drop to an immaterial level by the end of 2021.
Our operating rate for potash production was 94% for the current year period, compared to 85% in the prior year period. The increased operating rate in the current year period reflects the need to meet strong demand.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended
	March 31,		2021-2020
(in millions, except price per tonne or unit)	2021	2020	Change	Percent
Net Sales	$763.4	$731.1	$32.3	4%
Cost of goods sold	660.3	664.6	(4.3)	(1)%
Gross margin	$103.1	$66.5	$36.6	55%
Gross margin as a percent of net sales	14%	9%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	536	699	(163)	(23)%
Potash produced in Brazil	63	75	(12)	(16)%
Purchased nutrients for distribution	1,465	1,303	162	12%
Total Mosaic Fertilizantes Segment Tonnes	2,064	2,077	(13)	(1)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$370	$352	$18	5%
Brazil MAP price (delivered price to third party)	$421	$330	$91	28%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	64	154	(90)	(58)%
MicroEssentials® from Mosaic	203	117	86	74%
Potash from Mosaic/Canpotex	489	293	196	67%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$381	$352	$29	8%
Sulfur (long ton)	$124	$117	$7	6%
Blended rock (metric tonne)	$73	$75	$(2)	(3)%
Production volume (in thousands of metric tonnes)	885	954	(69)	(7)%
______________________________
Three months ended March 31, 2021 and March 31, 2020
The Mosaic Fertilizantes segment’s net sales increased to $763.4 million for the three months ended March 31, 2021, from $731.1 million in the same period a year ago. The increase in net sales was due to higher sales prices, which favorably impacted net sales by approximately $30 million.
Our average finished product selling price was $370 per tonne for the three months ended March 31, 2021, compared to $352 per tonne for the same period a year ago, due to the increase in global sales prices, favorable market conditions and the mix of products sold.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased slightly for the three months ended March 31, 2021, compared to the same period a year ago.
Gross margin for the Mosaic Fertilizantes segment increased to $103.1 million for the three months ended March 31, 2021, from $66.5 million in the same period of the prior year. The increase in gross margin was primarily due to a favorable impact of approximately $60 million related to the increase in selling prices during the current year period compared to the prior year period. This was partially offset by an increase in raw material costs, primarily ammonia and sulfur, of approximately $20 million, compared to the prior year period. The purchase prices of these raw materials are driven by global supply and demand.

Gross margin was also negatively impacted by higher production costs of approximately $20 million in the current year period, due to inflationary pressure, higher maintenance costs and lower production volumes compared to the prior year period. In addition, gross margin was favorably impacted from foreign currency changes of approximately $15 in the current year period.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 7%, to 0.9 million tonnes, for the three months ended March 31, 2021, from 1.0 million tonnes in the prior year period. For the three months ended March 31, 2021, our operating rate decreased to 73%, compared to 77% in the same period of the prior year. Current year production was impacted by unplanned downtime and lower quality ore.
For the three months ended March 31, 2021, our Brazilian phosphate rock production increased to 1.1 million tonnes from 1.0 million tonnes in the prior year period.
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
For the three months ended March 31, 2021, gross margin for Corporate, Eliminations and Other was $19.0 million, compared to a loss of $51.3 million for the same period in the prior year. The change was driven by distribution operations in India and China, which had revenue of $159.6 million and gross margin of $30.3 million in the current year period, compared to revenue of $76.5 million and gross margin of $2.0 million in the prior year period. The increases in revenue and gross margin during the current year period was due to an increase in sales volumes over the prior year period, primarily in China, due to strong demand and due high agriculture commodity prices. Gross margin was negatively impacted by a net unrealized loss of $8.1 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized loss of $50.8 million in the prior year period.
Other Income Statement Items

	Three months ended
	March 31,		2021-2020
(in millions)	2021	2020	Change	Percent
Selling, general and administrative expenses	$101.7	$67.9	$33.8	50%
Other operating expense	20.0	39.7	(19.7)	(50)%
Interest expense	(49.4)	(50.8)	1.4	(3)%
Interest income	4.4	9.7	(5.3)	(55)%
Interest expense, net	(45.0)	(41.1)	(3.9)	9%
Foreign currency transaction gain (loss)	(45.8)	(214.2)	168.4	(79)%
Other income	3.0	4.5	(1.5)	(33)%
Provision for (benefit from) income taxes	59.7	(133.0)	192.7	NM
Equity in net (loss) of nonconsolidated companies	(7.5)	(20.0)	12.5	(63)%

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $101.7 million for the three months ended March 31, 2021, compared to $67.9 million in the same period of the prior year. The increase was due to approximately $25 million of compensation expense related to long-term incentive awards in the current year period, partially offset by favorable foreign currency impacts of approximately $5 million, primarily driven by Brazil. The prior year included the reversal of stock compensation expense of approximately $14 million related to awards that did not meet performance hurdles for vesting.

Other Operating Expense
For the three months ended March 31, 2021, we had other operating expenses of $20.0 million, compared to $39.7 million for the same period in the prior year. The three months ended March 31, 2021 includes approximately $15 million related to maintaining closed and indefinitely idled facilities in our phosphates and potash operations. The current year period also includes income of approximately $11 million related to the recovery of a reserve for the Acquired Business.
Foreign Currency Transaction Gain (Loss)
We recorded a foreign currency transaction loss of $45.8 million for the three months ended March 31, 2021, compared to a loss of $214.2 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the loss was primarily the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries, partially offset by the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans.
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the three months ended March 31, 2021, we had equity in net loss of nonconsolidated companies of $7.5 million, compared to equity in net loss of nonconsolidated companies of $20.0 million for the same period in the prior year. These losses are primarily related to operations at MWSPC.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
March 31, 2021	26.5%	$59.7
March 31, 2020	42.0%	$(133.0)

Income tax expense was $59.7 million and the effective tax rate was 26.5% for the three months ended March 31, 2021.
For the three months ended March 31, 2021, tax expense specific to the period was a cost of approximately $4.4 million. This consisted primarily of tax cost of $2.3 million recorded related to non-U.S. prior year adjustments, $2.0 million related to the write-off of expired stock options, and other miscellaneous costs of $0.1 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $0.7 billion, short-term debt of $15.1 million, long-term debt, including current maturities, of approximately $4.5 billion, and stockholders’ equity of approximately $9.8 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the three months ended March 31, 2021, we invested $288.6 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of March 31, 2021, we had $2.19 billion available under our $2.20 billion committed revolving credit facility and approximately $500 million available under uncommitted facilities. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of March 31, 2021.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2021. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the three months ended March 31, 2021 and March 31, 2020:

(in millions)	Three months ended
	March 31, 2021		2021-2020
Cash Flow	2021	2020	Change	Percent
Net cash provided by operating activities	$318.8	$189.9	$128.9	68%
Net cash used in investing activities	(308.5)	(269.7)	(38.8)	14%
Net cash provided by financing activities	121.7	698.3	(576.6)	(83)
Operating Activities
During the three months ended March 31, 2021, net cash provided by operating activities was $318.8 million, compared to $189.9 million for the three months ended March 31, 2020. Our results of operations, after non-cash adjustments to net earnings, contributed $401.8 million to cash flows from operating activities during the three months ended March 31, 2021, compared to a use of $183 million as computed on the same basis for the prior year period. During the three months ended March 31, 2021, we had an unfavorable working capital change of $83 million, compared to a favorable change of $6.9 million during the three months ended March 31, 2020.

The change in working capital for the three months ended March 31, 2021, was primarily driven by an increase in inventories of $180.7 million and an increase in accounts payable and accrued expenses of $64.6 million. The increase in inventories was primarily due to higher raw material costs and building inventory volumes, primarily in Brazil, as they prepare for their upcoming high season. The increase in accounts payable and accrued liabilities was primarily related an increase in customer prepayments in Brazil.
Investing Activities
Net cash used in investing activities was $308.5 million for the three months ended March 31, 2021, compared to $269.7 million for the same period a year ago. We had capital expenditures of $288.6 million for the three months ended March 31, 2021, compared to $263.5 million in the prior year period.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021, was $121.7 million, compared to $698.3 million for the same period in the prior year. For the three months ended March 31, 2021, we had net proceeds from borrowings on short-term debt of $15.0 million, compared to net proceeds of $972.8 million in the prior year period, when we increased cash on hand in response to the economic uncertainty created by the Covid-19 outbreak. We had net proceeds from structured accounts payable of $153.7 million in the current year period, compared to net payments of $241.3 million in the prior year period. We also collected $86.6 million of receivables under the RPA agreement on behalf of the bank that had not yet been remitted to them. For the three months ended March 31, 2021, we made payments on long-term debt of 114.5 million and paid dividends of $18.9 million.
Debt Instruments, Guarantees and Related Covenants
See Notes 12 and 18 to the Consolidated Financial Statements in our 10-K Report.
Financial Assurance Requirements
In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit, certificates of deposit or trust funds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report, under “EPA RCRA Initiative,” and in Note 7 to our Condensed Consolidated Financial Statements in this report.
Off-Balance Sheet Arrangements and Obligations
Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and Note 15 to our Condensed Consolidated Financial Statements in this report.
Contingencies
Information regarding contingencies is hereby incorporated by reference to Note 15 to our Condensed Consolidated Financial Statements in this report.

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
•    the impact of the novel coronavirus Covid-19 pandemic on the global economy and our business, suppliers, customers, employees and the communities in which we operate, as further described in Part II, Item 1A of our 10-K Report;
•    the drop in oil demand, which could lead to a significant decline in production, and its impact on the availability and price of sulfur, a key raw material input for our Phosphate segment operations;
•    because of political and economic instability or changes in government policies in Brazil, Saudi Arabia, Peru or other countries in which we do business, our operations could be disrupted as higher costs of doing business could result, including those associated with implementation of new freight tables and new mining legislation;
•    changes in farmers’ application rates for crop nutrients;
•    changes in the operation of world phosphate or potash markets, including consolidation in the crop nutrient industry, particularly if we do not participate in the consolidation;
•    the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate, including the effects of actions by the other member of Canpotex to prove its production capacity of potash expansion projects, through proving runs or otherwise;
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
•    disruptions of our operations at any of our key production, distribution, transportation or terminaling facilities, including those of Canpotex or any joint venture in which we participate;
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
•    brine inflows at our Esterhazy, Saskatchewan potash mine;
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

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our 10-K Report and incorporated by reference herein as if fully stated herein.
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
As of March 31, 2021, and December 31, 2020, the fair value of our major foreign currency exchange contracts was $16.5 million and $10.8 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2021					As of December 31, 2020
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Years ending December 31,
	2021	2022	2023	2024		2021	2022	2023
Foreign Currency Exchange Forwards
Canadian Dollar					$35.2				$31.9
Notional (million US$) - short Canadian dollars	$144.0	$48.4	$6.0	$—		$170.0	$48.4	$6.0
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2954	1.3285	1.3304	—		1.3089	1.3285	1.3304
Notional (million US$) - long Canadian dollars	$548.1	$262	$59.4	$—		$670.5	$196.5	$59.4
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3240	1.3032	1.3299	—		1.3291	1.3153	1.3299
Foreign Currency Exchange Collars
Canadian Dollar					$0.5				$0.4
Notional (million US$) - long Canadian dollars	$—	$30.3	$—	$—		$—	$30.3	$—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	1.3432	—	—		—	1.3432	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	1.2875	—	—		—	1.2874	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$(19.1)				$(19.4)
Notional (million US$) - short Brazilian real	$586.2	$4.1	$—	$—		$582.4	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.6152	5.8269	—	—		5.2160	—	—
Notional (million US$) - long Brazilian real	$482.0	$63.5	$—	$—		$924.6	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.4349	5.6532	—	—		5.3068	—	—
Indian Rupee					$(0.1)				$(2.1)
Notional (million US$) - short Indian rupee	$83.0	$—	$—	$—		$146.0	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	74.6742	—	—	—		74.5083	—	—
Total Fair Value					$16.5				$10.8
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of March 31, 2021, and December 31, 2020, the fair value of our natural gas commodities contracts was $7.3 million and $5.3 million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2021					As of December 31, 2020
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2021	2022	2023	2024	Fair Value	2021	2022	2023	2024	Fair Value
Natural Gas Swaps					$7.3					$5.3
Notional (million MMBtu) - long	12.8	9.9	9.4	2.0		17.7	8.5	1.2	—
Weighted Average Rate (US$/MMBtu)	$1.91	$2.24	$2.34	$2.42		$1.93	$2.16	$2.88	$—
Total Fair Value					$7.3					$5.3

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2021.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have included information about legal and environmental proceedings in Note 15 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.
We are also subject to the following legal and environmental proceedings in addition to those described in Note 15 of our Condensed Consolidated Financial Statements in this report:
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

The new Navigable Waters Protection Rule is in effect in every state except for Colorado. The U.S. District of Colorado blocked implementation of the Navigable Waters Protection Rule in Colorado, holding that the Supreme Court’s decision in Rapanos v.United States foreclosed the interpretation the U.S. EPA and Corps had incorporated into the new regulation. On the same day, the U.S. District Court for the Northern District of California reached the opposite conclusion, instead denying a motion by a group of states and cities to block the rule’s nationwide implementation. Similar requests for relief have been made in other federal district courts, including Arizona, Washington and New Mexico. To date, there have been 13 complaints filed in 11 different U.S. District Courts seeking to challenge final rule.
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
On March 2, 2021, the 10th Circuit Court of Appeals determined that the district court abused its discretion when it granted the State of /Colorado's request to stay the effective date of the Navigable Waters Protection Rule in Colorado. In reversing and vacating the district court's decision, the court ruled that Colorado was not entitled to a preliminary injunction because it did not show it would suffer irreparable injury if the rule went into effect. As a result, the Navigable Waters Protection Rule remains in effect in all states.
Countervailing Duty Petitions. In 2020, we filed petitions with the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions was to remedy the distortions that we believe foreign subsidies have caused or are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition. On February 16, 2021, the DOC made final affirmative determinations that countervailable subsidies were being provided by those governments. On March 11, 2021 the ITC made final affirmative determinations that the U.S. phosphate fertilizer industry is materially injured by reason of subsidized phosphate fertilizer imports from Morocco and Russia. As a result of these determinations, the DOC issued countervailing duty orders on phosphate fertilizer imports from Russia and Morocco, which are scheduled to remain in place for at least five years. Currently, the cash deposit rates for such imports are approximately 20 percent for Moroccan producer OCP, 9 percent and 47 percent for Russian producers PhosAgro and Eurochem, respectively, and 17 percent for all other /Russian producers. The final determinations in the DOC and ITC investigations are subject to possible challenges before U.S. federal courts and the World Trade Organization, and Mosaic has initiated actions at the U.S. Court of International Trade contesting certain aspects of the DOC's final determinations that, we believe, failed to capture the full extent of Moroccan and Russian phosphate fertilizer subsidies. Further, the cash deposit rates and the amount of countervailing duties owed by importers on such imports could change based on the results of the DOC's annual administrative review proceedings.
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
On March 10, 2020, Mosaic filed an “Application for Waiver and Reclamation Schedule Extension” to secure Board of County Commissioners (“BOCC”) approval of extended reclamation deadlines for the South Pasture Mine. To obtain waiver relief from the BOCC, a quasi-judicial hearing would be required.
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
Cruz Litigation. On August 27, 2020, a putative class action complaint was filed in Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, FL against our wholly owned subsidiary, Mosaic Global Operations Inc. and two co-defendants. The complaint alleges claims related to elevated levels of radiation at two manufactured housing communities located on reclaimed mining land in Mulberry, Polk County, Florida, allegedly due to phosphate mining and reclamation activities occurring decades ago. Plaintiffs seek monetary damages, including punitive damages, injunctive relief requiring remediation of their properties, and a medical monitoring program funded by the defendants. We intend to vigorously defend this matter.

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “10-K Report”). In addition to these risk factors, we include the following update:
Operational Risks
We use tailings, sediments and water dams, clay settling areas and phosphogypsum stacks to manage residual materials generated in our mining and fertilizer production operations. If our safety procedures are not effective, an accident involving these impoundments could result in serious injuries or death, damage to property or the environment, or result in the shutdown of our facilities, any of which could materially adversely affect our results of operations.
Mining and processing of potash and phosphate generate residual materials that must be managed both during the operation of the facility and upon facility closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. Phosphate clay residuals from mining are deposited in large tailing dams in Brazil and in clay settling areas and phosphogypsum stacks in the United States. They are regularly monitored to evaluate structural stability and for leaks. The failure of or a breach at any of our tailings dams and other impoundments at any of our operations could cause severe property and environmental damage and loss of life, could result in the shut down or idling of our facilities and could have a material adverse effect on our results of operations.
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
On May 14, 2015, we announced our 2015 Repurchase Program, which allows us to repurchase up to $1.5 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. No repurchases were made in the three months ended March 31, 2021.
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
May 4, 2021