Form 10-Q
period 2021-06-30
MOSAIC CO
filed 2021-08-03
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 379,896,944 shares of Common Stock as of July 30, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$2,800.7	$2,044.7	$5,097.8	$3,842.8
Cost of goods sold	2,048.4	1,787.7	3,910.6	3,544.4
Gross margin	752.3	257.0	1,187.2	298.4
Selling, general and administrative expenses	107.6	95.1	209.3	163.0
Mine closure costs	158.1	—	158.1	—
Other operating expense	2.6	76.1	22.6	115.8
Operating earnings	484.0	85.8	797.2	19.6
Interest expense, net	(37.3)	(49.3)	(82.3)	(90.4)
Foreign currency transaction gain (loss)	111.1	34.1	65.3	(180.1)
Other income	1.4	2.4	4.4	6.9
Earnings (loss) from consolidated companies before income taxes	559.2	73.0	784.6	(244.0)
Provision for (benefit from) income taxes	115.9	(2.7)	175.6	(135.7)
Earnings (loss) from consolidated companies	443.3	75.7	609.0	(108.3)
Equity in net (loss) of nonconsolidated companies	(4.5)	(29.8)	(12.0)	(49.8)
Net earnings (loss) including noncontrolling interests	438.8	45.9	597.0	(158.1)
Less: Net earnings (loss) attributable to noncontrolling interests	1.6	(1.5)	3.1	(2.5)
Net earnings (loss) attributable to Mosaic	$437.2	$47.4	$593.9	$(155.6)
Basic net earnings (loss) per share attributable to Mosaic	$1.15	$0.13	$1.56	$(0.41)
Basic weighted average number of shares outstanding	379.8	379.1	379.5	378.9
Diluted net earnings (loss) per share attributable to Mosaic	$1.14	$0.12	$1.55	$(0.41)
Diluted weighted average number of shares outstanding	383.3	381.3	383.0	378.9
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net earnings (loss) including noncontrolling interest	$438.8	$45.9	$597.0	$(158.1)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	297.2	55.3	191.1	(548.1)
Net actuarial gain (loss) and prior service cost	1.2	6.0	5.0	7.8
Realized gain on interest rate swap	0.5	0.3	1.0	0.8
Net gain (loss) on marketable securities held in trust fund	3.6	7.9	(14.2)	15.9
Other comprehensive income (loss)	302.5	69.5	182.9	(523.6)
Comprehensive income (loss)	741.3	115.4	779.9	(681.7)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4.9	(2.8)	4.1	(11.1)
Comprehensive income (loss) attributable to Mosaic	$736.4	$118.2	$775.8	$(670.6)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,417.6	$574.0
Receivables, net, including affiliate receivables of $78.2 and $144.8, respectively	930.5	881.1
Inventories	2,194.4	1,739.2
Other current assets	445.1	326.9
Total current assets	4,987.6	3,521.2
Property, plant and equipment, net of accumulated depreciation of $7,968.4 and $8,106.8, respectively	12,062.8	11,854.3
Investments in nonconsolidated companies	668.7	673.1
Goodwill	1,201.3	1,173.0
Deferred income taxes	1,169.4	1,179.4
Other assets	1,383.7	1,388.8
Total assets	$21,473.5	$19,789.8
Liabilities and Equity
Current liabilities:
Short-term debt	$0.1	$0.1
Current maturities of long-term debt	494.9	504.2
Structured accounts payable arrangements	830.7	640.0
Accounts payable	924.8	769.1
Accrued liabilities	1,887.4	1,233.1
Total current liabilities	4,137.9	3,146.5
Long-term debt, less current maturities	3,967.9	4,073.8
Deferred income taxes	1,073.5	1,060.8
Other noncurrent liabilities	1,778.6	1,753.5
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 390,776,964 shares issued and 379,894,467 shares outstanding as of June 30, 2021, 389,974,041 shares issued and 379,091,544 shares outstanding as of December 31, 2020	3.8	3.8
Capital in excess of par value	882.6	872.8
Retained earnings	11,075.9	10,511.0
Accumulated other comprehensive loss	(1,624.3)	(1,806.2)
Total Mosaic stockholders' equity	10,338.0	9,581.4
Noncontrolling interests	177.6	173.8
Total equity	10,515.6	9,755.2
Total liabilities and equity	$21,473.5	$19,789.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net (loss) earnings including noncontrolling interests	$597.0	$(158.1)
Adjustments to reconcile net (loss) earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	412.6	433.2
Deferred and other income taxes	38.9	(123.8)
Equity in net loss of nonconsolidated companies, net of dividends	15.1	49.8
Accretion expense for asset retirement obligations	35.1	34.0
Accretion expense for leases	7.2	13.6
Share-based compensation expense	19.2	(1.9)
Unrealized loss (gain) on derivatives	(45.5)	47.2
Foreign currency adjustments	(116.4)	207.3
Net proceeds from settlement of interest rate swaps	—	34.7
Mine closure costs	158.1	—
Other	(17.1)	10.0
Changes in assets and liabilities:
Receivables, net	(46.4)	42.8
Inventories	(402.0)	(70.6)
Other current and noncurrent assets	(53.1)	55.0
Accounts payable and accrued liabilities	724.0	391.0
Other noncurrent liabilities	7.2	39.4
Net cash provided by operating activities	1,333.9	1,003.6
Cash Flows from Investing Activities:
Capital expenditures	(585.8)	(520.7)
Purchases of available-for-sale securities - restricted	(200.5)	(348.5)
Proceeds from sale of available-for-sale securities - restricted	186.1	341.0
Purchases of held-to-maturity securities	(0.8)	(0.7)
Proceeds from sale of held-to-maturity securities	0.8	0.8
Other	20.6	0.5
Net cash used in investing activities	(579.6)	(527.6)
Cash Flows from Financing Activities:
Payments of short-term debt	(25.0)	(821.5)
Proceeds from issuance of short-term debt	25.0	1,395.0
Payments of structured accounts payable arrangements	(342.7)	(701.6)
Proceeds from structured accounts payable arrangements	527.5	365.3
Collections of transferred receivables	188.7	—
Payments of transferred receivables	(160.6)	—
Payments of long-term debt	(128.7)	(31.4)
Cash dividends paid	(47.5)	(37.9)
Other	2.9	(0.3)
Net cash provided by financing activities	39.6	167.6
Effect of exchange rate changes on cash	49.1	(84.3)
Net change in cash, cash equivalents and restricted cash	843.0	559.3
Cash, cash equivalents and restricted cash - December 31	594.4	532.3
Cash, cash equivalents and restricted cash - June 30	$1,437.4	$1,091.6
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six months ended
	June 30, 2021	June 30, 2020

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,417.6	$1,073.3
Restricted cash in other current assets	10.6	8.5
Restricted cash in other assets	9.2	9.8
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$1,437.4	$1,091.6

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $18.4 and $15.1 for the six months ended June 30, 2021 and 2020, respectively)	$89.6	$103.3
Income taxes (net of refunds)	118.9	(21.7)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of March 31, 2020	379.0	$3.8	$847.7	$9,718.7	$(2,184.0)	$173.7	$8,559.9
Total comprehensive income (loss)	—	—	—	47.4	70.8	(2.8)	115.4
Vesting of restricted stock units	0.1	—	(0.3)	—	—	—	(0.3)
Stock based compensation	—	—	8.0	—	—	—	8.0
Dividends ($0.05 per share)	—	—	—	(19.1)	—	—	(19.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2020	379.1	$3.8	$855.4	$9,747.0	$(2,113.2)	$170.7	$8,663.7

Balance as of December 31, 2019	378.8	$3.8	$858.4	$9,921.5	$(1,598.2)	$182.1	$9,367.6
Total comprehensive income (loss)	—	—	—	(155.6)	(515.0)	(11.1)	(681.7)
Vesting of restricted stock units	0.3	—	(2.7)	—	—	—	(2.7)
Stock based compensation	—	—	(0.3)	—	—	—	(0.3)
Dividends ($0.05 per share)	—	—	—	(18.9)	—	—	(18.9)
Dividends for noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance as of June 30, 2020	379.1	$3.8	$855.4	$9,747.0	$(2,113.2)	$170.7	$8,663.7

Balance as of March 31, 2021	379.7	$3.8	$876.2	$10,667.7	$(1,923.5)	$172.8	$9,797.0
Total comprehensive income (loss)	—	—	—	437.2	299.2	4.9	741.3
Stock option exercises	—	—	3.2	—	—	—	3.2
Vesting of restricted stock units	0.2	—	(3.3)	—	—	—	(3.3)
Stock based compensation	—	—	6.5	—	—	—	6.5
Dividends ($0.075 per share)	—	—	—	(29.0)	—	—	(29.0)
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2021	379.9	$3.8	$882.6	$11,075.9	$(1,624.3)	$177.6	$10,515.6

Balance as of December 31, 2020	379.1	$3.8	$872.8	$10,511.0	$(1,806.2)	$173.8	$9,755.2
Total comprehensive income (loss)	—	—	—	593.9	181.9	4.1	779.9
Stock option exercises		—	3.2	—	—	—	3.2
Vesting of restricted stock units	0.8	—	(10.9)	—	—	—	(10.9)
Stock based compensation	—	—	17.5	—	—	—	17.5
Dividends ($0.075 per share)	—	—	—	(29.0)	—	—	(29.0)
Dividends for noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance as of June 30, 2021	379.9	$3.8	$882.6	$11,075.9	$(1,624.3)	$177.6	$10,515.6

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
We are organized into the following business segments:
•Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. The Phosphates segment includes our 75% interest in the Miski Mayo Phosphate Mine in Peru. These results are consolidated in the Phosphates segment. The Phosphates segment also includes our 25% interest in the Ma’aden Wa’ad Al Shamal Phosphate Company (the “MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We market approximately 25% of the MWSPC phosphate production. We recognize our equity in the net earnings or losses relating to MWSPC on a one-quarter lag in our Condensed Consolidated Statements of Earnings (Loss).
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
•Our Mosaic Fertilizantes business segment includes the assets in Brazil that we acquired in the 2018 acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A. or the “Acquired Business”), which consist of five phosphate rock mines, four phosphate chemical plants and a potash mine. The segment also includes our legacy distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Brazil.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The accompanying Condensed Consolidated Financial Statements include the accounts of Mosaic, its majority-owned subsidiaries, and certain variable interest entities in which Mosaic is the primary beneficiary. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
3. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	June 30, 2021	December 31, 2020
Other current assets
Income and other taxes receivable	$217.9	$181.4
Prepaid expenses	107.9	80.4
Other	119.3	65.1
	$445.1	$326.9

Other assets
Restricted cash	$10.6	$12.3
MRO inventory	133.8	137.7
Marketable securities held in trust	733.9	734.3
Operating lease right-of-use assets	147.8	173.1
Indemnification asset	22.2	23.0
Long-term receivable	51.3	52.6
Other	284.1	255.8
	$1,383.7	$1,388.8

Accrued liabilities
Payroll and employee benefits	$186.0	$195.5
Asset retirement obligations	174.8	190.2
Receivable factoring liability	28.1	—
Customer prepayments (a)	881.4	287.6
Accrued income and other taxes	91.4	83.1
Operating lease obligation	62.9	64.0
Other	462.8	412.7
	$1,887.4	$1,233.1

Other noncurrent liabilities
Asset retirement obligations	$1,244.6	$1,203.7
Operating lease obligation	88.0	109.6
Accrued pension and postretirement benefits	164.7	158.5
Unrecognized tax benefits	42.9	46.4
Other	238.4	235.3
	$1,778.6	$1,753.5
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Mosaic	$437.2	$47.4	$593.9	$(155.6)
Basic weighted average number of shares outstanding	379.8	379.1	379.5	378.9
Dilutive impact of share-based awards	3.5	2.2	3.5	—
Diluted weighted average number of shares outstanding	383.3	381.3	383.0	378.9
Basic net income (loss) per share attributable to Mosaic	$1.15	$0.13	$1.56	$(0.41)
Diluted net income (loss) per share attributable to Mosaic	$1.14	$0.12	$1.55	$(0.41)
A total of 0.5 million shares of common stock subject to issuance related to share-based awards for the three and six months ended June 30, 2021 and 3.4 million and 3.0 million for the three and six months ended June 30, 2020, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
5. Inventories
Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$193.0	$92.1
Work in process	698.8	634.5
Finished goods	1,136.7	868.2
Final price deferred(a)	23.9	23.0
Operating materials and supplies	142.0	121.4
	$2,194.4	$1,739.2
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
6. Goodwill
Mosaic had goodwill of $1.2 billion as of June 30, 2021 and December 31, 2020, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2020	$1,063.2	$97.7	$12.1	$1,173.0
Foreign currency translation	27.3	1.0	—	28.3
Balance as of June 30, 2021	$1,090.5	$98.7	$12.1	$1,201.3

We are required to perform our next annual goodwill impairment analysis as of October 31, 2021. It is possible that future business conditions could deteriorate from the current state, raw material or product price projections could decline significantly from current estimates, or our common stock price could decline significantly. If our net sales and cash flow projections are not achieved or our common stock price significantly declines from current levels, book values of certain operations could exceed their fair values, which may result in goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Level 3: Values generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
There were no other-than-temporary impairment write-downs on available-for-sale securities during the six months ended June 30, 2021.
The estimated fair value of the investments in the RCRA Trusts as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$7.9	$—	$—	$7.9
Level 2
Corporate debt securities	198.6	9.2	(0.2)	207.6
Municipal bonds	197.2	8.1	(0.4)	204.9
U.S. government bonds	302.2	0.5	(4.5)	298.2
Total	$705.9	$17.8	$(5.1)	$718.6

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$11.8	$—	$—	$11.8
Level 2
Corporate debt securities	193.3	14.0	—	207.3
Municipal bonds	190.5	8.8	(0.3)	199.0
U.S. government bonds	300.7	4.7	(0.1)	305.3
Total	$696.3	$27.5	$(0.4)	$723.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$23.5	$(0.2)	$1.5	$—
Municipal bonds	25.0	(0.3)	16.0	(0.2)
U.S. government bonds	265.0	(4.5)	120.3	(0.1)
	$313.5	$(5.0)	$137.8	$(0.3)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$—	$—	$—	$—
Municipal bonds	7.0	(0.1)	4.6	(0.1)
U.S. government bonds	—	—	—	—
	$7.0	$(0.1)	$4.6	$(0.1)

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of June 30, 2021. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

June 30, 2021
Due in one year or less	$30.1
Due after one year through five years	308.6
Due after five years through ten years	331.3
Due after ten years	40.7
Total debt securities	$710.7
For the three and six months ended June 30, 2021, realized gains were $1.5 million and $4.4 million, respectively, and realized losses were $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2020, realized gains were $5.7 million and $9.4 million, respectively, and realized losses were $0.7 million and $0.9 million, respectively.

8. Financing Arrangements
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. As of June 30, 2021 and December 31, 2020, the total structured accounts payable arrangements were $830.7 million and $640.0 million, respectively.

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
During the three and six months ended June 30, 2021 and June 30, 2020, the Company sold approximately $102.1 million and $188.7 million, and $99.9 million and $201.4 million, respectively, of accounts receivable under this arrangement. Discounts on sold receivables were not material for any period presented. Following the sale to the bank, we continue to service the collection of the receivable on behalf of the bank without further consideration. As of June 30, 2021, $28.1 million had been collected but not yet remitted to the bank. This amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as financing activities in the Condensed Consolidated Statements of Cash Flows.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of our AROs is as follows:

(in millions)	June 30, 2021	December 31, 2020
AROs, beginning of period	$1,393.9	$1,315.2
Liabilities incurred	9.5	10.8
Liabilities settled	(78.7)	(125.1)
Accretion expense	35.1	68.0
Revisions in estimated cash flows	50.4	167.3
Foreign currency translation	9.2	(42.3)
AROs, end of period	1,419.4	1,393.9
Less current portion	174.8	190.2
Non-current portion of AROs	$1,244.6	$1,203.7
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
As of June 30, 2021 and December 31, 2020, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $246.1 million and $251.8 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
10. Income Taxes
During the six months ended June 30, 2021, gross unrecognized tax benefits decreased by $4.2 million to $32.6 million. The decrease is primarily related to recording non-U.S. reserves and foreign exchange. If recognized, approximately $27.8 million of the $32.6 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $9.0 million as of June 30, 2021 and December 31, 2020, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended June 30, 2021, tax expense specific to the period was a benefit of approximately $49.6 million. This benefit relates to various items including $42.7 million related to the pretax Esterhazy mine closure costs, $3.1 million related to prior year adjustments, $2.8 million related to prior year non-U.S. reserves, and other miscellaneous costs of $1.0 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
than including them in the consolidated effective tax rate. For the three months ended June 30, 2021, income tax expense was not impacted by this set of rules.
For the six months ended June 30, 2021, tax expense specific to the period was a benefit of approximately $45.2 million. This relates to various items including benefits for the following items: $42.7 million related to the pretax Esterhazy mine closure costs, $1.1 million related to prior year adjustments, $2.8 million recorded related to prior year non-U.S. reserves, and other miscellaneous benefits of $0.6 million. These tax benefits are partially offset by tax expense of $2.0 million related to the write-off of expired stock options. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020, the gross asset position of our derivative instruments was $115.5 million and $65.3 million, respectively, and the gross liability position of our liability instruments was $58.4 million and $49.9 million, respectively.
As of June 30, 2021 and December 31, 2020, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2021	December 31, 2020
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	3,264.5	2,912.3
Natural gas derivatives	Commodity	MMbtu	29.1	27.3
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2021 and December 31, 2020, was $7.2 million and $11.3 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2021, we would have been

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
required to post an additional $0.5 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
12. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of June 30, 2021 and December 31, 2020, the gross asset position of our foreign currency derivative instruments was $96.1 million and $58.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $58.4 million and $48.7 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of June 30, 2021 and December 31, 2020, the gross asset position of our commodity derivative instruments was $19.4 million and $6.7 million, respectively, and the gross liability position of our commodity instruments was zero and $1.2 million, respectively.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,417.6	$1,417.6	$574.0	$574.0
Accounts receivable	930.5	930.5	881.1	881.1
Accounts payable	924.8	924.8	769.1	769.1
Structured accounts payable arrangements	830.7	830.7	640.0	640.0
Short-term debt	0.1	0.1	0.1	0.1
Long-term debt, including current portion	4,462.8	5,033.2	4,578.0	5,172.1
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in AOCI, net of tax, by component during the three and six months ended June 30, 2021 and June 30, 2020:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended June 30, 2021
Balance at March 31, 2021	$(1,822.9)	$(105.9)	$4.2	$1.1	$(1,923.5)
Other comprehensive income (loss)	287.9	1.3	0.5	3.6	293.3
Tax (expense) benefit	9.3	(0.1)	—	—	9.2
Other comprehensive income (loss), net of tax	297.2	1.2	0.5	3.6	302.5
Other comprehensive income (loss) attributable to noncontrolling interest	(3.3)	—	—	—	(3.3)
Balance as of June 30, 2021	$(1,529.0)	$(104.7)	$4.7	$4.7	$(1,624.3)

Three Months Ended June 30, 2020
Balance at March 31, 2020	$(2,072.9)	$(127.8)	$2.6	$14.1	$(2,184.0)
Other comprehensive income (loss)	56.5	2.6	0.5	12.5	72.1
Tax (expense) benefit	(1.2)	3.4	(0.2)	(4.6)	(2.6)
Other comprehensive income (loss), net of tax	55.3	6.0	0.3	7.9	69.5
Other comprehensive income (loss) attributable to noncontrolling interest	1.3	—	—	—	1.3
Balance as of June 30, 2020	$(2,016.3)	$(121.8)	$2.9	$22.0	$(2,113.2)

Six Months Ended June 30, 2021
Balance at December 31, 2020	$(1,719.1)	$(109.7)	$3.7	$18.9	$(1,806.2)
Other comprehensive income (loss)	173.5	2.6	1.0	(14.2)	162.9
Tax (expense) benefit	17.6	2.4	—	—	20.0
Other comprehensive income (loss), net of tax	191.1	5.0	1.0	(14.2)	182.9
Other comprehensive income (loss) attributable to noncontrolling interest	(1.0)	—	—	—	(1.0)
Balance as of June 30, 2021	$(1,529.0)	$(104.7)	$4.7	$4.7	$(1,624.3)

Six Months Ended June 30, 2020
Balance at December 31, 2019	$(1,476.8)	$(129.6)	$2.1	$6.1	$(1,598.2)
Other comprehensive income (loss)	(539.4)	12.3	1.0	20.5	(505.6)
Tax (expense) benefit	(8.7)	(4.5)	(0.2)	(4.6)	(18.0)
Other comprehensive income (loss), net of tax	(548.1)	7.8	0.8	15.9	(523.6)
Other comprehensive income (loss) attributable to noncontrolling interest	8.6	—	—	—	8.6
Balance as of June 30, 2020	$(2,016.3)	$(121.8)	$2.9	$22.0	$(2,113.2)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of June 30, 2021, the net amount due to our non-consolidated companies totaled $73.3 million. As of December 31, 2020, the net amount due from our affiliates and non-consolidated companies totaled $55.9 million. These amounts include a long-term indemnification asset from Vale S.A. for reimbursement of pension plan obligations. This asset had a balance of $22.2 million and $23.0 million as of June 30, 2021 and December 31, 2020, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transactions with related parties included in net sales	$196.4	$222.5	$353.8	$371.1
Transactions with related parties included in cost of goods sold	239.6	218.4	489.4	395.5

As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production. Marketing fees of approximately $3.0 million and $4.6 million, and $1.5 million and $1.9 million are included in revenue for the three and six months ended June 30, 2021 and June 30, 2020, respectively.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of June 30, 2021 and December 31, 2020, there were outstanding bridge loans of $74.7 million relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
15. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $48.1 million and $61.4 million as of June 30, 2021 and December 31, 2020, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of June 30, 2021, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material. In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
North America Phosphate Operations
Denial of the permits sought at any of our mines or fertilizer manufacturing facilities, issuance of the permits with cost-prohibitive conditions, substantial delays in issuing the permits, legal actions that prevent us from relying on permits or revocation of permits may create challenges for us to mine the phosphate rock or required to operate our Florida and Louisiana phosphate plants at desired levels or increase our costs in the future.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $872 million. We estimate that our probable aggregate loss with respect to these claims is approximately $66.6 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2021.
Approximately $693.2 million of the maximum potential loss relates to labor claims, such as in-house and third-party

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $59.3 million, which has been accrued as of June 30, 2021.
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
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $20.1 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $5.2 million, which has been accrued as of June 30, 2021.
The mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $4.3 million. We estimate that our probable aggregate loss regarding these claims will be immaterial as of June 30, 2021.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes, regulatory issues and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $154.4 million. We estimate that the probable aggregate loss with respect to these matters is approximately $2.2 million.

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
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending and the parties are negotiating a settlement. The amount claimed in the proceeding is $31.9 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $385.6 million, of which $177.4 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $250.5 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Segment information for the three and six months ended June 30, 2021 and 2020 was as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended June 30, 2021
Net sales to external customers	$910.2	$659.1	$1,035.7	$195.7	$2,800.7
Intersegment net sales	264.6	3.9	—	(268.5)	—
Net sales	1,174.8	663.0	1,035.7	(72.8)	2,800.7
Gross margin	308.5	217.2	185.1	41.5	752.3
Canadian resource taxes	—	54.2	—	—	54.2
Gross margin (excluding Canadian resource taxes)	308.5	271.4	185.1	41.5	806.5
Mine closure costs	—	158.1	—	—	158.1
Operating earnings (loss)	283.1	48.9	170.5	(18.5)	484.0
Capital expenditures	150.0	98.2	44.3	4.7	297.2
Depreciation, depletion and amortization expense	105.6	70.3	23.8	3.8	203.5
Three months ended June 30, 2020
Net sales to external customers	$550.1	$544.8	$787.0	$162.8	$2,044.7
Intersegment net sales	212.3	10.6	—	(222.9)	—
Net sales	762.4	555.4	787.0	(60.1)	2,044.7
Gross margin	17.7	131.6	100.7	7.0	257.0
Canadian resource taxes	—	52.1	—	—	52.1
Gross margin (excluding Canadian resource taxes)	17.7	183.7	100.7	7.0	309.1
Operating earnings (loss)	(59.4)	125.5	76.4	(56.7)	85.8
Capital expenditures	122.2	111.4	19.7	3.9	257.2
Depreciation, depletion and amortization expense	113.9	71.8	27.0	2.7	215.4
Six months ended June 30, 2021
Net sales to external customers	$1,794.8	$1,132.2	$1,799.1	$371.7	$5,097.8
Intersegment net sales	381.0	8.2	—	(389.2)	—
Net sales	2,175.8	1,140.4	1,799.1	(17.5)	5,097.8
Gross margin	481.1	357.4	288.2	60.5	1,187.2
Canadian resource taxes	—	89.2	—	—	89.2
Gross margin (excluding Canadian resource taxes)	481.1	446.6	288.2	60.5	1,276.4
Mine closure costs	—	158.1	—	—	158.1
Operating earnings (loss)	436.0	173.8	261.0	(73.6)	797.2
Capital expenditures	302.5	194.7	83.1	5.5	585.8
Depreciation, depletion and amortization expense	208.0	149.8	47.0	7.8	412.6
Six months ended June 30, 2020
Net sales to external customers	$1,087.4	$983.4	$1,518.1	$253.9	$3,842.8
Intersegment net sales	294.4	13.6	—	(308.0)	—
Net sales	1,381.8	997.0	1,518.1	(54.1)	3,842.8
Gross margin	(65.2)	240.7	167.2	(44.3)	298.4
Canadian resource taxes	—	83.8	—	—	83.8
Gross margin (excluding Canadian resource taxes)	(65.2)	324.5	167.2	(44.3)	382.2
Operating earnings (loss)	(166.2)	219.7	105.4	(139.3)	19.6
Capital expenditures	260.1	209.7	45.0	5.9	520.7
Depreciation, depletion and amortization expense	228.3	141.9	55.2	7.8	433.2
Total Assets
As of June 30, 2021	$7,826.5	$7,809.5	$5,098.4	$739.1	$21,473.5
As of December 31, 2020	7,022.1	7,614.8	4,127.7	1,025.2	19,789.8
______________________________

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and six months ended June 30, 2021, distribution operations in India and China had revenue of $180.0 million and $339.6 million, respectively, and gross margin of $42.7 million and $72.9 million, respectively. For the three and six months ended June 30, 2020, distribution operations in India and China had revenue of $161.5 million and $238.3 million, respectively, and gross margin of $20.0 million and $22.0 million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net sales(a):
Brazil	$1,014.4	$757.0	$1,782.2	$1,469.7
Canada	228.4	137.4	418.8	254.7
Canpotex(b)	187.3	215.8	337.5	362.2
China	116.5	74.5	242.2	113.9
Colombia	38.6	25.8	66.4	40.0
India	73.8	100.8	103.3	138.0
Paraguay	32.6	26.4	51.6	42.7
Mexico	31.9	22.8	82.1	47.7
Japan	30.2	32.6	51.9	44.5
Argentina	27.7	55.1	45.0	83.1
Peru	13.6	—	14.2	6.0
Honduras	8.3	10.5	11.1	17.5
Thailand	7.7	4.7	10.8	9.1
Dominican Republic	3.2	—	9.8	—
Australia	0.3	0.3	24.1	41.3
Other	14.4	19.7	27.0	49.8
Total international countries	1,828.9	1,483.4	3,278.0	2,720.2
United States	971.8	561.3	1,819.8	1,122.6
Consolidated	$2,800.7	$2,044.7	$5,097.8	$3,842.8
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Sales by product type:
Phosphate Crop Nutrients	$835.8	$559.6	$1,502.4	$1,106.8
Potash Crop Nutrients	804.8	658.0	1,362.3	1,129.0
Crop Nutrient Blends	333.9	252.0	648.6	539.3
Performance Products(a)	455.4	341.2	854.8	552.9
Phosphate Rock	18.4	7.5	35.3	14.0
Other(b)	352.4	226.4	694.4	500.8
	$2,800.7	$2,044.7	$5,097.8	$3,842.8
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag, Aspire and Sus-Terra.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
17. Esterhazy Closure Costs
Due to increased brine inflows, on June 4, 2021, the Company made the decision to accelerate the timing of the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine. Closing the K1 and K2 shafts are key pieces of the transition to the K3 shaft, but the timeline for the closure was accelerated by approximately nine months. For the three months ended June 30, 2021, we recognized pre-tax costs of $158.1 million related to the permanent closure of these facilities. These costs consisted of $109.9 million related to the write-off of fixed assets, $37.1 million related to AROs, and $11.1 million related to inventory and other reserves.
We have begun the process to resume production at our previously idled Colonsay potash mine to offset a portion of the production lost at Esterhazy.

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
Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2021 and June 30, 2020:

	Three months ended				Six months ended
	June 30,		2021-2020		June 30,		2021-2020
(in millions, except per share data)	2021	2020	Change	Percent	2021	2020	Change	Percent
Net sales	$2,800.7	$2,044.7	$756.0	37%	$5,097.8	$3,842.8	$1,255.0	33%
Cost of goods sold	2,048.4	1,787.7	260.7	15%	3,910.6	3,544.4	366.2	10%
Gross margin	752.3	257.0	495.3	193%	1,187.2	298.4	888.8	NM
Gross margin percentage	27%	13%			23%	8%
Selling, general and administrative expenses	107.6	95.1	12.5	13%	209.3	163.0	46.3	28%
Mine closure costs	158.1	—	158.1	NM	158.1	—	158.1	NM
Other operating expense	2.6	76.1	(73.5)	(97)%	22.6	115.8	(93.2)	(80)%
Operating earnings	484.0	85.8	398.2	NM	797.2	19.6	777.6	NM
Interest expense, net	(37.3)	(49.3)	12.0	(24)%	(82.3)	(90.4)	8.1	(9)%
Foreign currency transaction gain (loss)	111.1	34.1	77.0	NM	65.3	(180.1)	245.4	(136)%
Other income	1.4	2.4	(1.0)	(42)%	4.4	6.9	(2.5)	(36)%
Earnings (loss) from consolidated companies before income taxes	559.2	73.0	486.2	NM	784.6	(244.0)	1,028.6	NM
Provision for (benefit from) income taxes	115.9	(2.7)	118.6	NM	175.6	(135.7)	311.3	NM
Earnings (loss) from consolidated companies	443.3	75.7	367.6	NM	609.0	(108.3)	717.3	NM
Equity in net (loss) of nonconsolidated companies	(4.5)	(29.8)	25.3	(85)%	(12.0)	(49.8)	37.8	(76)%
Net earnings (loss) including noncontrolling interests	438.8	45.9	392.9	NM	597.0	(158.1)	755.1	NM
Less: Net earnings (loss) attributable to noncontrolling interests	1.6	(1.5)	3.1	NM	3.1	(2.5)	5.6	NM
Net earnings (loss) attributable to Mosaic	$437.2	$47.4	$389.8	NM	$593.9	$(155.6)	$749.5	NM
Diluted net earnings (loss) per share attributable to Mosaic	$1.14	$0.12	$1.02	NM	$1.55	$(0.41)	$1.96	NM
Diluted weighted average number of shares outstanding	383.3	381.3			383.0	378.9

Overview of Consolidated Results for the three months ended June 30, 2021 and 2020
For the three months ended June 30, 2021, Mosaic had net income of $437.2 million, or $1.14 per diluted share, compared to net income of $47.4 million, or $0.12 per diluted share, for the prior year period.

Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our operating results for the three months ended June 30, 2021 were favorably impacted in our Phosphates segment by significantly higher average selling prices than the prior year period. Sales prices have continued to rise, after reaching a low in the first quarter of 2020, driven by tightness in global supply and demand, strong farmer economics and improved grain prices. The benefit from higher sales prices was partially offset by higher raw material costs in the current year period compared to the prior year period. Availability of molten sulfur has been impacted by refinery closures in 2020 and 2021, due to lower fuel demand and extreme cold weather in the first quarter of 2021 in the southern United States, where several refineries are located. The low sulfur availability constrained our production in the current year period and along with a lack of inventory, unfavorably impacted sales volumes in the current period. We do not expect sulfur availability to impact our phosphate production for the remainder of the year, as refinery performance improves.
Our operating results during the three months ended June 30, 2021, were favorably impacted in our Potash segment by higher average sales prices compared to the prior year period. Prices began to strengthen in North America and Brazil in the fourth quarter of 2020, due to increased demand and tight supply. Prices have continued to increase in 2021. Logistical challenges at Canpotex resulted in lower sales volumes in the current year period compared to the prior year period. Operating results were also unfavorably impacted by expenses related to the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine, further discussed below.
For the three months ended June 30, 2021, our operating results were favorably impacted by our Mosaic Fertilizantes segment. Sales prices increased compared to the same period in the prior year due to tight global supply and demand. The favorable results were partially offset by lower sales volumes due to lower product availability, low inventory and increased raw materials costs, as global prices of sulfur and ammonia were higher in the current year period.
In addition to the items noted above, our current period results were negatively impacted by a total of $27 million pre-tax, or $0.03 per diluted share, related to the following notable items:
•Expense related to the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine of $158 million, or $(0.30) per diluted share
•Depreciation expense of $15 million, or $(0.04) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $18 million, or $(0.02) per diluted share, related to maintaining closed and indefinitely idled facilities and asset retirement obligations
•Functional currency impact in cost of goods sold of $6 million, or $(0.01) per diluted share
•Foreign currency transaction gain of $111 million, or $0.21 per diluted share
•Unrealized gain on derivatives of $38 million, or $0.08 per diluted share
•Other operating income of $20 million, or $0.04 per diluted share, related to the sale of our warehouse in Houston, Texas
•Discrete income tax benefit of $6 million, or $0.01 per diluted share
•Other non-operating income of $1 million related to a realized gain on RCRA trust securities
Other Highlights
•Due to increased brine inflows, on June 4, 2021, the Company made the decision to accelerate the timing of the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine. Closing the K1 and K2 shafts are key pieces of the transition to the K3 shaft, but the timeline for the closure was accelerated by approximately nine months. For the three months ended June 30, 2021, we recognized pre-tax costs of $158.1 million related to the permanent closure of these facilities. We have begun the process to resume production at our previously idled Colonsay potash mine to offset a portion of the production lost by the early closure of the K1 and K2 shafts at Esterhazy. We have recalled approximately 160 workers at the site and expect production to begin in the third quarter of 2021. We expect the K1 and K2 closures, as partially offset by the reopening of the Colonsay mine and ramp up of the K3 shaft, will result in lower net sales volumes of approximately 500,000 tonnes of potash in 2021.
•On June 24, 2021, we announced that we submitted an early redemption notice to the trustee of our $450 million 3.75 percent senior notes. The notes, which mature on November 15, 2021, are expected to be called at par on August 15, 2021.
Overview of Consolidated Results for the six months ended June 30, 2021 and 2020
Net earnings attributable to Mosaic for the six months ended June 30, 2021 was $593.9 million, or $1.55 per diluted share, compared to a net loss of $(155.6) million, or $(0.41) per diluted share, for the same period a year ago. :
Results for the six months ended June 30, 2021 and 2020 reflected the factors discussed above in the discussion for the three months ended June 30, 2021 and 2020, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Phosphates segment for the six months ended June 30, 2021 were favorably impacted by higher phosphate average selling prices compared to the prior year period. These results were driven by the factors mentioned above in the three-month discussion. Operating results in the current year period were unfavorably impacted by lower finished product sales volumes, and higher raw material costs in the current year period, as discussed above in the three-month discussion. Current year operating results were also unfavorably impacted by higher idle plant and maintenance turnaround costs compared to the prior year.
Operating results in our Potash segment for the six months ended June 30, 2021 were favorably impacted by an increase in the average selling price of potash compared to the prior year period, partially offset by lower sales volumes. These results were driven by the factors mentioned above in the three-month discussion.
For the six months ended June 30, 2021, operating results in our Mosaic Fertilizantes segment were favorably impacted by an increase in average sales prices in the current year compared to the prior year period, driven by strong market demand and tight supply. These results were partially offset by the unfavorable impact of lower sales volumes and increased raw materials costs, as discussed above in the three-month discussion.
In addition to the items noted above, the results for the six months ended June 30, 2021 were negatively impacted by $104 million pre-tax, or $0.19 per share due to the following notable items:
•Expense related to the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine of $158 million, or $(0.30) per diluted share
•Depreciation expense of $37 million, or $(0.08) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $33 million, or $(0.05) per diluted share, related to maintaining closed and indefinitely idled facilities and asset retirement obligations
•Functional currency impact in cost of goods sold of $6 million, or $(0.01) per diluted share
•Other operating income of $20 million, or $0.04 per diluted share, related to the sale of our warehouse in Houston, Texas
•Foreign currency transaction gain of $65 million, or $0.12 per diluted share
•Unrealized gain on derivatives of $30 million, or $0.06 per diluted share
•Other operating income of $11 million, or $0.02 per diluted share, for recovery of a reserve related to the acquisition of Vale Fertilizantes S.A. (now known as Mosaic Fetilizantes P&K S.A. or the "Acquired Business")
•Other non-operating income of $4 million, or $0.01 per diluted share, related to a realized gain on RCRA trust securities

Other Highlights
•In 2020, we filed petitions with the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions was to remedy the distortions that we believe foreign subsidies have caused or are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition. On February 16, 2021, the DOC made final affirmative determinations that countervailable subsidies were being provided by those governments. On March 11, 2021, the ITC made final affirmative determinations that the U.S. phosphate fertilizer industry is materially injured by reason of subsidized phosphate fertilizer imports from Morocco and Russia. As a result of these determinations, the DOC issued countervailing duty orders on phosphate fertilizer imports from Russia and Morocco, which are scheduled to remain in place for at least five years. Currently, the cash deposit rates for such imports are approximately 20 percent for Moroccan producer OCP, 9 percent and 47 percent for Russian producers PhosAgro and Eurochem, respectively, and 17 percent for all other Russian producers. The final determinations in the DOC and ITC investigations are subject to challenge before U.S. federal courts and the World Trade Organization. Mosaic has initiated actions at the U.S. Court of International Trade contesting certain aspects of the DOC's final determinations that, we believe, failed to capture the full extent of Moroccan and Russian phosphate fertilizer subsidies. Moroccan and Russian producers have also initiated U.S. Court of International Trade actions, seeking lower cash deposit rates and revocation of the countervailing duty orders. Further, the cash deposit rates and the amount of countervailing duties owed by importers on such imports could change based on the results of the litigation as well as DOC's annual administrative review proceedings.
•In March 2021, we announced an increase in our annual dividend target to $0.30 from $0.20 per share.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2021-2020		June 30,		2021-2020
(in millions, except price per tonne or unit)	2021	2020	Change	Percent	2021	2020	Change	Percent
Net sales:
North America	$746.5	$383.0	$363.5	95%	$1,472.2	$764.7	$707.5	93%
International	428.3	379.4	48.9	13%	703.6	617.1	86.5	14%
Total	1,174.8	762.4	412.4	54%	2,175.8	1,381.8	794.0	57%
Cost of goods sold	866.3	744.7	121.6	16%	1,694.7	1,447.0	247.7	17%
Gross margin	$308.5	$17.7	$290.8	NM	$481.1	$(65.2)	$546.3	NM
Gross margin as a percentage of net sales	26%	2%			22%	(5)%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	880	1,166	(286)	(25)%	2,090	2,498	(408)	(16)%
Performance and Other(b)	1,102	1,069	33	3%	1,954	1,656	298	18%
Total finished product tonnes	1,982	2,235	(253)	(11)%	4,044	4,154	(110)	(3)%
Rock	274	119	155	130%	539	288	251	87%
Total Phosphates Segment Tonnes(a)	2,256	2,354	(98)	(4)%	4,583	4,442	141	3%
Realized prices ($/tonne)
Average finished product selling price (destination)(a)	$584	$338	$246	73%	$530	$328	$202	62%
DAP selling price (fob plant)	$544	$287	$257	90%	$474	$281	$193	69%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$382	$289	$93	32%	$348	$298	$50	17%
Sulfur (long ton)	$172	$76	$96	126%	$145	$77	$68	88%
Blended rock (metric tonne)	$60	$61	$(1)	(2)%	$60	$61	$(1)	(2)%
Production volume (in thousands of metric tonnes) - North America	1,827	2,117	(290)	(14)%	3,737	3,978	(241)	(6)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended June 30, 2021 and June 30, 2020
The Phosphates segment’s net sales were $1.2 billion for the three months ended June 30, 2021, compared to $0.8 billion for the three months ended June 30, 2020. The increase in net sales in the current year period was primarily due to favorable sales prices, which had an impact of approximately $470 million compared to the prior year period. This was partially offset by lower sales volumes, which had an unfavorable impact on net sales of approximately $60 million compared to the prior year period.
Our average finished product selling price increased 73% to $584 per tonne for the three months ended June 30, 2021, compared to $338 per tonne in the prior year period, due to the factors discussed in the Overview.

The Phosphates segment’s sales volumes of finished products decreased by 11% for the three months ended June 30, 2021, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment increased to $308.5 million for the three months ended June 30, 2021, from $17.7 million for the three months ended June 30, 2020. The increase in gross margin in the current year period was primarily due to significantly higher sales prices, which favorably impacted gross margin by approximately $430 million compared to the prior year period. This was partially offset by an unfavorable impact of approximately $110 million from increased raw material prices, largely driven by sulfur as discussed in the Overview. The increase in gross margin was also partially offset by the unfavorable impact of approximately $20 million due to the timing of turnarounds, and approximately $10 million due to increased conversion costs caused by lower production volumes due to sulfur availability issues.
The average consumed price for ammonia for our North American operations increased to $382 per tonne for the three months ended June 30, 2021, from $289 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. The average consumed sulfur price for our North American operations increased by more than 100% to $172 per long ton for the three months ended June 30, 2021, from $76 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
The average consumed cost of purchased and produced phosphate rock decreased slightly to $60 per tonne for the three months ended June 30, 2021, compared to $61 per tonne for the three months ended June 30, 2020. For the three months ended June 30, 2021, our North American phosphate rock production decreased to 2.8 million tonnes from 3.3 million tonnes for the same period of the prior year, due to operational challenges as we transition into new mining areas. Production at our Miski Mayo mine in Peru has returned to more normal levels compared to the prior year period, when operations were suspended for a portion of the quarter due to a government mandate shut-down related to Covid-19 restrictions.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased to 1.8 million tonnes for the three months ended June 30, 2021, compared to 2.1 million for the three months ended June 30, 2020. Production volume reflects sulfur availability issues experienced in the current period. Our operating rate for processed phosphate production decreased to 73% for the three months ended June 30, 2021, from 85% for the same period in 2020.
Six months ended June 30, 2021 and June 30, 2020
The Phosphates segment’s net sales were $2.2 billion for the six months ended June 30, 2021, compared to $1.4 billion for the six months ended June 30, 2020. The increase in net sales was primarily due to higher selling prices in the current year period, which favorably impacted net sales by approximately $760 million compared to the prior year period. Net sales was also favorably impacted by approximately $30 million due to sales of excess ammonia in the current year period.
Our average finished product selling price was $530 per tonne for the six months ended June 30, 2021, an increase of 62% per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 3% for the six months ended June 30, 2021, compared to the same period in the prior year ago, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment increased to $481.1 million for the six months ended June 30, 2021, from $(65.2) million for the six months ended June 30, 2020. The increase in gross margin in the current year period was primarily due to the impact of higher finished product prices of approximately $730 million compared to the prior year. This was partially offset by higher raw material costs as discussed below, impacting gross margin by approximately $140 million, and higher costs of approximately $30 million which related to the timing of idle plant and turnaround costs in the current year period. Gross margin was also unfavorably impacted by approximately $10 million, due to lower sales volumes.
The average consumed price for ammonia for our North American operations was $348 per tonne for the six months ended June 30, 2021, compared to $298 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $145 per long ton for the six months ended June 30, 2021, from $77 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.

The average consumed cost of purchased and produced phosphate rock decreased slightly to $60 per tonne for the six months ended June 30, 2021, compared to $61 per tonne for the prior year period. Our North American phosphate rock production decreased to 5.8 million tonnes for the six months ended June 30, 2021, compared to 6.7 million for the six months ended June 30, 2020. The decrease from the prior year is due to operational challenges as we transition into new mining areas.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased to 3.7 million tonnes for the six months ended June 30, 2021, compared to 4.0 million tonnes in the prior year period, due to sulfur availability issues in the current year. For the six months ended June 30, 2021, our operating rate for processed phosphate production decreased to 75%, compared to 80% in the same period of the prior year.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2021-2020		June 30,		2021-2020
(in millions, except price per tonne or unit)	2021	2020	Change	Percent	2021	2020	Change	Percent
Net sales:
North America	$456.6	$315.2	$141.4	45%	$770.4	$597.7	$172.7	29%
International	206.4	240.2	(33.8)	(14)%	370.0	399.3	(29.3)	(7)%
Total	663.0	555.4	107.6	19%	1,140.4	997.0	143.4	14%
Cost of goods sold	445.8	423.8	22.0	5%	783.0	756.3	26.7	4%
Gross margin	$217.2	$131.6	$85.6	65%	$357.4	$240.7	$116.7	48%
Gross margin as a percentage of net sales	33%	24%			31%	24%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,064	2,282	(218)	(10)%	3,811	3,991	(180)	(5)%
Performance and Other(b)	262	277	(15)	(5)%	495	467	28	6%
Total Potash Segment Tonnes	2,326	2,559	(233)	(9)%	4,306	4,458	(152)	(3)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$285	$217	$68	31%	$265	$224	$41	18%
MOP selling price (fob mine)	$243	$182	$61	34%	$223	$188	$35	19%
Production volume (in thousands of metric tonnes)	2,131	2,198	(67)	(3)%	4,416	4,266	150	4%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended June 30, 2021 and June 30, 2020
The Potash segment’s net sales increased to $663.0 million for the three months ended June 30, 2021, compared to $555.4 million in the same period a year ago. The increase was due to higher selling prices which had a favorable impact on net sales of approximately $145 million compared to the same period in the prior year. This was partially offset by lower sales volumes compared to the prior year, which unfavorably impacted net sales by approximately $40 million.
Our average finished product selling price was $285 per tonne for the three months ended June 30, 2021, compared to $217 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products decreased to 2.3 million tonnes for the three months ended June 30, 2021, compared to 2.6 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $217.2 million for the three months ended June 30, 2021, from $131.6 million in the same period of the prior year. The increase in gross margin in the current year period is primarily due to an increase in selling prices, which contributed approximately $145 million to gross margin, compared to the prior year period.

This was partially offset by an unfavorable impact of approximately $25 million due to lower sales volumes in the current year period. In addition, the current year period was unfavorably impacted by approximately $35 million from higher fixed cost absorption, due to lower production and higher maintenance and turnaround costs, and foreign currency impacts, compared to the prior year period.
We had expense of $54.3 million from Canadian resource taxes for the three months ended June 30, 2021, compared to $52.1 million in the same period a year ago. Canadian royalty expense increased to $10.0 million for the three months ended June 30, 2021, compared to $7.8 million for the three months ended June 30, 2020. The fluctuations in Canadian resource taxes and royalties are a result of an increase in sales revenue and margins.
We incurred $19 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended June 30, 2021, compared to $26 million for the three months ended June 30, 2020. The reduced costs in 2021 are a reflection of the accelerated closure of the K1 and K2 shafts at Esterhazy. On June 4, 2021, due to increased brine inflows, we made the decision to immediately close these shafts, which will eliminate future brine inflow management expenses at the K1 and K2 shafts. We remain on track in our development of the K3 shaft at our Esterhazy mine, which is expected to reach full operational capacity in the second quarter of 2022.
Our operating rate for potash production was 88% for the current year period, compared to 91% in the prior year period. The decreased operating rate in the current year period reflects the timing of maintenance turnarounds at our mines and the shutdown of our K1 and K2 shafts at our Esterhazy mine.
Six months ended June 30, 2021 and June 30, 2020
The Potash segment’s net sales increased to $1.1 billion for the six months ended June 30, 2021, compared to $1.0 billion in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $150 million, partially offset by lower sales volumes, which had an unfavorable impact on net sales of approximately $5 million.
Our average selling price was $265 per tonne for the six months ended June 30, 2021, compared to $224 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes decreased to 4.3 million tonnes for the six months ended June 30, 2021, compared to 4.5 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $357.4 million for the six months ended June 30, 2021, from $240.7 million for the same period in the prior year. Gross margin was favorably impacted by approximately $150 million, due to the increase in average selling prices, partially offset by approximately $5 million, due to the impact of lower sales volumes. Gross margin was unfavorably impacted by higher maintenance turnaround costs of approximately $15 million, due to the timing of when turnarounds occurred, and approximately $10 million of foreign currency impacts in the current year period compared to the prior year period.
We incurred $89.2 million in Canadian resource taxes for the six months ended June 30, 2021, compared to $83.8 million in the same period a year ago. Canadian royalty expense increased to $18.5 million for the six months ended June 30, 2021, compared to $16.0 million for the six months ended June 30, 2020. The fluctuations in Canadian resource taxes and royalties are due to higher average selling prices and margins in the current year period compared to the prior year.
We incurred expense of $42 million, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the six months ended June 30, 2021, compared to $59 million in the prior year period.
Our operating rate was 91% for the current year period, compared to 88% in the prior year period, due to increased production in the first quarter of the current year period.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Six months ended
	June 30,		2021-2020		June 30,		2021-2020
(in millions, except price per tonne or unit)	2021	2020	Change	Percent	2021	2020	Change	Percent
Net Sales	$1,035.7	$787.0	$248.8	32%	$1,799.2	$1,518.1	$281.1	19%
Cost of goods sold	850.7	686.3	164.4	24%	1,511.0	1,350.9	160.1	12%
Gross margin	$185.1	$100.7	$84.4	84%	$288.2	$167.2	$121.0	72%
Gross margin as a percent of net sales	18%	13%			16%	11%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	686	1,161	(475)	(41)%	1,222	1,860	(638)	(34)%
Potash produced in Brazil	66	71	(5)	(7)%	129	146	(17)	(12)%
Purchased nutrients for distribution	1,589	1,326	263	20%	3,054	2,629	425	16%
Total Mosaic Fertilizantes Segment Tonnes	2,341	2,558	(217)	(8)%	4,405	4,635	(230)	(5)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$442	$308	$134	44%	$408	$328	$80	24%
Brazil MAP price (delivered price to third party)	$589	$314	$275	88%	$521	$322	$199	62%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	96	193	(97)	(50)%	160	347	(187)	(54)%
MicroEssentials® from Mosaic	418	407	11	3%	621	524	97	19%
Potash from Mosaic/Canpotex	473	708	(235)	(33)%	962	1,001	(39)	(4)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$527	$327	$200	61%	$453	$340	$113	33%
Sulfur (long ton)	$177	$100	$77	77%	$153	$106	$47	44%
Blended rock (metric tonne)	$80	$67	$13	19%	$77	$71	$6	8%
Production volume (in thousands of metric tonnes)	893	1,078	(185)	(17)%	1,778	2,032	(254)	(13)%
______________________________
Three months ended June 30, 2021 and June 30, 2020
The Mosaic Fertilizantes segment’s net sales increased to $1.0 billion for the three months ended June 30, 2021, from $0.8 billion in the same period a year ago. The increase in net sales was due to higher finished product sales prices, which favorably impacted net sales by approximately $240 million. This was partially offset by lower finished goods sales volumes, which had an unfavorable impact of approximately $60 million. Net sales were also favorably impacted by increased sales prices and volumes of other products, primarily gypsum and sulfuric acid, of approximately $60 million.
Our average finished product selling price was $442 per tonne for the three months ended June 30, 2021, compared to $308 per tonne for the same period a year ago, due to the increase in global sales prices, favorable market conditions and the mix of products sold.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 8% for the three months ended June 30, 2021, compared to the same period a year ago. Sales volumes were impacted by limited available inventories combined with lower operating rates as well as the sale of produced product through our own distribution system.

Gross margin for the Mosaic Fertilizantes segment increased to $185.1 million for the three months ended June 30, 2021, from $100.7 million in the same period of the prior year. The increase in gross margin was primarily due to a favorable impact of approximately $140 million related to the increase in selling prices during the current year period compared to the prior year period. Increased sales prices and volumes of other products, primarily gypsum and sulfuric acid, also favorably impacted gross margin by approximately $20 million. Lower finished goods sales volumes unfavorably impacted gross margin by approximately $10 million compared to the prior year period. An increase in raw material costs, primarily rock, ammonia and sulfur, had an unfavorable impact on gross margin of approximately $40 million, compared to the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand. Gross margin was also negatively impacted by higher production costs of approximately $20 million in the current year period, due to inflationary pressure, higher maintenance costs and lower production volumes compared to the prior year period.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 17%, to 0.9 million tonnes, for the three months ended June 30, 2021, from 1.1 million tonnes in the prior year period. For the three months ended June 30, 2021, our phosphate operating rate decreased to 72%, compared to 88% in the same period of the prior year. Current year production was impacted by unplanned maintenance downtime and processing lower quality ore compared to the prior year period.
For the three months ended June 30, 2021, our Brazilian phosphate rock production decreased slightly to 1.0 million tonnes, from 1.1 million tonnes for the prior year period.
Six months ended June 30, 2021 and 2020
The Mosaic Fertilizantes segment’s net sales were $1.8 billion for the six months ended June 30, 2021, compared to $1.5 billion in the prior year period. In the current period, net sales were favorably impacted by approximately $250 million due to higher finished goods sales prices, partially offset by the impact of lower finished goods sales volumes of approximately $50 million. Net sales were also favorably impacted by higher sales prices and volumes of other product, primarily gypsum and sulfur acid, of approximately $80 million compared to the prior year period.
The average finished product selling price increased $80 per tonne to $408 per tonne for the six months ended June 30, 2021, compared to $328 per tonne in the prior year period, primarily due to the increase in global prices mentioned in the Overview.
The Mosaic Fertilizantes segment’s sales volume decreased to 4.4 million tonnes for the six months ended June 30, 2021, from 4.6 million tonnes in the same period a year ago, due to factors discussed above in the three-month discussion.
Total gross margin for the six months ended June 30, 2021, increased to $288.2 million from $167.2 million in the same period in the prior year. In the current year period, gross margin was favorably impacted by favorable sales prices of approximately $190 million. Gross margin was negatively impacted by lower sales volumes of approximately $10 million and higher raw materials costs of approximately $60 million in the current year period compared to the prior year. Higher production costs at our facilities due to lower production volumes and higher maintenance costs resulted in an unfavorable gross margin impact of approximately $20 million. Gross margin was also positively impacted by favorable foreign currency impacts of approximately $20 million.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 13% to 1.8 million tonnes for the six months ended June 30, 2021, from 2.0 million tonnes in the prior year period. The lower production in the current year was due to the unplanned maintenance down time and lower quality ore compared to the prior year period. For the six months ended June 30, 2021, our phosphate operating rate was 74%, compared to 84% in the same period of the prior year.
For the six month period ended June 30, 2021, our Brazilian phosphate rock production decreased slightly to 2.0 million tonnes, from 2.1 million tonnes in the prior year period.
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

For the three months ended June 30, 2021, gross margin for Corporate, Eliminations and Other was $41.5 million, compared to $7.0 million for the same period in the prior year. The change was driven by distribution operations in India and China, which had revenue of $180.0 million and gross margin of $42.7 million in the current year period, compared to revenue of $161.5 million and gross margin of $20.0 million in the prior year period. The increases in revenue and gross margin were due to higher agriculture commodity prices and tight supply of phosphate and potash in the current year period. Gross margin was also positively impacted by a net unrealized gain of $38.0 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $9.2 million in the prior year period. Results were negatively impacted by a higher elimination of profit on intersegment sales in the current year period, which reduced the change from the prior year by approximately $26.2million.
For the six months ended June 30, 2021, gross margin for Corporate, Eliminations and Other was $60.5 million, compared to a loss of $44.3 million for the same period in the prior year. The change was driven by distribution operations in India and China, which had revenue of $339.6 million and gross margin of $72.9 million in the current year period, compared to revenue of $238.3 million and gross margin of $22.0 million in the prior year period. The increases in revenue and gross margin was due higher agriculture commodity prices and tight supply of phosphate and potash in the current year period. Gross margin was also positively impacted by a net unrealized gain of $29.9 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized loss of $41.6 million in the prior year period. Results were negatively impacted by a higher elimination of profit on intersegment sales in the current year period, which reduced the change from the prior year by approximately $31.0 million.
Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2021-2020		June 30,		2021-2020
(in millions)	2021	2020	Change	Percent	2021	2020	Change	Percent
Selling, general and administrative expenses	$107.6	$95.1	$12.5	13%	$209.3	$163.0	$46.3	28%
Mine closure costs	158.1	—	158.1	NM	158.1	—	158.1	NM
Other operating expense	2.6	76.1	(73.5)	(97)%	22.6	115.8	(93.2)	(80)%
Interest expense	(43.8)	(57.0)	13.2	(23)%	(93.2)	(107.8)	14.6	(14)%
Interest income	6.5	7.7	(1.2)	(16)%	10.9	17.4	(6.5)	(37)%
Interest expense, net	(37.3)	(49.3)	12.0	(24)%	(82.3)	(90.4)	8.1	(9)%
Foreign currency transaction gain (loss)	111.1	34.1	77.0	NM	65.3	(180.1)	245.4	(136)%
Other income	1.4	2.4	(1.0)	(42)%	4.4	6.9	(2.5)	(36)%
Provision for (benefit from) income taxes	115.9	(2.7)	118.6	NM	175.6	(135.7)	311.3	NM
Equity in net (loss) of nonconsolidated companies	(4.5)	(29.8)	25.3	(85)%	(12.0)	(49.8)	37.8	(76)%

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $107.6 million for the three months ended June 30, 2021, compared to $95.1 million in the same period of the prior year. The increase was primarily due to approximately $8 million of higher consulting and professional service expenses related to executing on our strategic priorities, including transformation and technology projects.
Selling, general and administrative expenses were $209.3 million for the six months ended June 30, 2020, compared to $163.0 million in the same period of the prior year. The increase was due primarily to approximately $45 million of compensation expense related to long-term incentive awards and current year performance factors.

Mine Closure Costs
On June 4, 2021, due to increased brine inflow, we made the decision to accelerate the timing of the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine. For the three months and six months ended June 30, 2021, we recognized pre-tax costs of $158.1 million related to the permanent closure of these facilities. These costs consisted of $110.0 million related to the write-off of fixed assets, $37.1 million related to asset retirement obligations, and $11.0 million related to inventory and other reserves.
Other Operating Expense
For the three months ended June 30, 2021, we had other operating expenses of $2.6 million, compared to $76.1 million for the same period in the prior year. The three months ended June 30, 2021 include income of approximately $20 million related to a gain on selling a warehouse. The prior year includes approximately $50 million related to asset retirement obligation expense for our closed Plant City, Florida, due to new regulations.
For the six months ended June 30, 2021, we had other operating expenses of $22.6 million, compared to $115.8 million for the same period in the prior year. In addition to the items mentioned above in the three-month discussion, the current year period includes income of approximately $11 million related to the recovery of a reserve for the Acquired Business.

Foreign Currency Transaction Gain (Loss)
We recorded foreign currency transaction gains of $111.1 million and $65.3 million for the three and six months ended June 30, 2021, respectively, compared to a gain of $34.1 million and a loss of $180.1 million for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, the gains were the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans and the weakening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the three and six months ended June 30, 2021, we had equity in net loss of nonconsolidated companies of $4.5 million and $12.0 million, respectively, compared to equity in net loss of nonconsolidated companies of $29.8 million and $49.8 million for the same periods in the prior year. All of these losses are primarily related to operations at MWSPC.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
June 30, 2021	20.7%	$115.9
June 30, 2020	(3.7)%	$(2.7)

Six months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
June 30, 2021	22.4%	$175.6
June 30, 2020	55.6%	$(135.7)
Income tax expense was $115.9 million and $175.6 million, and the effective tax rate was 20.7% and 22.4% for the three and six months ended June 30, 2021.
For the three months ended June 30, 2021, tax expense specific to the period was a benefit of approximately $49.6 million. This benefit relates to various items, including: $42.7 million related to the pretax Esterhazy mine closure costs, $3.1 million related to prior year adjustments, $2.8 million related to prior year non-U.S. reserves, and other miscellaneous benefits of $1.0 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
For the six months ended June 30, 2021, tax expense specific to the period was a benefit of approximately $45.2 million. This relates to various items including, benefits for the following items: $42.7 million related to the pretax Esterhazy mine closure costs, $1.1 million related to prior year adjustments, $2.8 million recorded related to prior year non-U.S. reserves, and other miscellaneous benefits of $0.6 million. These tax benefits are partially offset by tax expense of $2.0 million related to the write-off of expired stock options. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $1.4 billion, short-term debt of $0.1 million, long-term debt, including current maturities, of approximately $4.5 billion, and stockholders’ equity of approximately $10.5 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the six months ended June 30, 2021, we invested $585.8 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of June 30, 2021, we had $2.19 billion available under our $2.20 billion committed revolving credit facility and approximately $500 million available under uncommitted facilities. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of June 30, 2021.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2021. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2021 and June 30, 2020:

(in millions)	Six months ended
	June 30, 2021		2021-2020
Cash Flow	2021	2020	Change	Percent
Net cash provided by operating activities	$1,333.9	$1,003.6	$330.3	33%
Net cash used in investing activities	(579.6)	(527.6)	(52.0)	10%
Net cash provided by financing activities	39.6	167.6	(128.0)	(76)
Operating Activities
During the six months ended June 30, 2021, net cash provided by operating activities was $1.3 billion, compared to $1.0 billion for the six months ended June 30, 2020. Our results of operations, after non-cash adjustments to net earnings, contributed $1.1 billion to cash flows from operating activities during the six months ended June 30, 2021, compared to $546 million as computed on the same basis for the prior year period. During the six months ended June 30, 2021, we had an unfavorable working capital change of $229.7 million, compared to a favorable change of $457.6 million during the six months ended June 30, 2020.
The change in working capital for the six months ended June 30, 2021, was primarily driven by an increase in inventories of $402.0 million and an increase in accounts payable and accrued expenses of $724.0 million. The increase in inventories was primarily due to higher raw material costs and building inventory volumes, primarily in Brazil, as they prepare for their upcoming high season. The increase in accounts payable and accrued liabilities was primarily related to an increase in customer prepayments in Brazil in anticipation of the upcoming high season.
Investing Activities
Net cash used in investing activities was $579.6 million for the six months ended June 30, 2021, compared to $527.6 million for the same period a year ago. Capital expenditures increased to $585.8 million for the six months ended June 30, 2021, compared to $520.7 million in the prior year period primarily due to the timing of payments. In addition, in the prior year, we deferred certain projects until later in the year due to the Covid-19 outbreak.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021, was $39.6 million, compared to $167.6 million for the same period in the prior year. For the six months ended June 30, 2021, we had net proceeds from structured accounts payable of $184.8 million, compared to net payments of $336.3 million in the prior year period. We also had net collections on behalf of the bank under our Receivable Purchasing Agreement of $28.1 million, which had not yet been remitted to them as of June 30, 2021. For the six months ended June 30, 2021, we made payments on long-term debt of $128.7 million and paid dividends of $47.5 million.
The prior year period included net proceeds from short term borrowings of $573.5 million, as we entered into short-term inventory and accounts receivable financing agreements to increase available cash on hand in response to the Covid-19 outbreak.
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
Environmental, Health, Safety and Security Matters
On March 2, 2021, the 10th Circuit Court of Appeals determined that the district court abused its discretion when it granted the State of Colorado's request to stay the effective date of the Navigable Waters Protection Rule in Colorado. In reversing and vacating the district court's decision, the court ruled that Colorado was not entitled to a preliminary injunction because it did not show it would suffer irreparable injury if the rule went into effect. As a result, the Navigable Waters Protection Rule remains in effect in all states.
On June 9, 2021, EPA Administrator Regan announced that EPA plans to repeal and replace the Trump Administration’s Navigable Waters Protection Rule (i.e. the “waters of the U.S.” legal definition). He asserted that the “EPA and Department of the Army have determined that this [Trump era] rule is leading to significant environmental degradation.”
On June 10, 2021, EPA and the Corps filed a “Motion to Remand to Agency” and supporting legal memorandum with the U.S. District Court for the District of Massachusetts in Conservation Law Foundation (CLF) v. EPA, et al. asking the court to remand the Navigable Waters Protection Rule (NWPR), so they can “commence a new rulemaking to revise or replace the rule.”
The Agencies state they intend to initiate a new rulemaking process that restores the protections in place prior to the 2015 WOTUS implementation. They propose developing a new rule that defines WOTUS, informed by a “robust” engagement process as well as the experience of implementing the pre-2015 rule, the Obama-era Clean Water Rule, and the Trump-era Navigable Waters Protection Rule.
NGO environmental groups are criticizing the “new rulemaking” approach, as it leaves the NWPR definition of WOTUS in place while EPA and the Corps craft a new definition. These groups are calling for the EPA to repeal the NWPR regulation as soon as possible. The EPA and Corps approach proposed in their Motion to Remand does not repeal the NWPR.
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
•    drop in oil demand, which could lead to a significant decline in production, and its impact on the availability and price of sulfur, a key raw material input for our Phosphate segment operations;
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
•    risks associated with our international operations, including any potential and actual adverse effects related to the Miski Mayo mine;
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
•    brine inflows at our potash mines;
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
As of June 30, 2021, and December 31, 2020, the fair value of our major foreign currency exchange contracts was $38.3 million and $10.8 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2021					As of December 31, 2020
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Years ending December 31,
	2021	2022	2023	2024		2021	2022	2023
Foreign Currency Exchange Forwards
Canadian Dollar					$31.3				$31.9
Notional (million US$) - short Canadian dollars	$181.8	$111.2	$32.8	$—		$170.0	$48.4	$6.0
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2570	1.2722	1.2509	—		1.3089	1.3285	1.3304
Notional (million US$) - long Canadian dollars	$492.8	$436.2	$73.2	$33.3		$670.5	$196.5	$59.4
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2946	1.2867	1.3112	1.2330		1.3291	1.3153	1.3299
Foreign Currency Exchange Collars
Canadian Dollar					$0.7				$0.4
Notional (million US$) - long Canadian dollars	$—	$30.4	$—	$—		$—	$30.3	$—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	1.3433	—	—		—	1.3432	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	1.2875	—	—		—	1.2874	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$5.9				$(19.4)
Notional (million US$) - short Brazilian real	$864.7	$7.7	$—	$—		$582.4	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.2825	5.8499	—	—		5.2160	—	—
Notional (million US$) - long Brazilian real	$628.9	$191.6	$—	$—		$924.6	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.3811	5.5274	—	—		5.3068	—	—
Indian Rupee					$0.4				$(2.1)
Notional (million US$) - short Indian rupee	$92.0	$—	$—	$—		$146.0	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	74.9722	—	—	—		74.5083	—	—
Total Fair Value					$38.3				$10.8
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of June 30, 2021, and December 31, 2020, the fair value of our natural gas commodities contracts was $20.3 million and $5.3 million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2021					As of December 31, 2020
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2021	2022	2023	2024	Fair Value	2021	2022	2023	2024	Fair Value
Natural Gas Swaps					$20.3					$5.3
Notional (million MMBtu) - long	7.8	9.9	9.4	2.0		17.7	8.5	1.2	—
Weighted Average Rate (US$/MMBtu)	$1.92	$2.25	$2.36	$2.44		$1.93	$2.16	$2.88	$—
Total Fair Value					$20.3					$5.3

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2021.

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
On December 11, 2018, EPA and the Corps issued a proposed rule to replace the 2015 Clean Water Rule, referred to as the “Navigable Waters Protection Rule.” The agencies’ stated interpretation for the proposed rule is to provide clarity, predictability and consistency so that the regulated community can better understand where the Clean Water Act applies and where it does not. EPA and the Corps received over 600,000 public comments on the proposed rule.
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
On March 2, 2021, the 10th Circuit Court of Appeals determined that the district court abused its discretion when it granted the State of Colorado's request to stay the effective date of the Navigable Waters Protection Rule in Colorado. In reversing and vacating the district court's decision, the court ruled that Colorado was not entitled to a preliminary injunction because it did not show it would suffer irreparable injury if the rule went into effect. As a result, the Navigable Waters Protection Rule remains in effect in all states.
On June 9, 2021, EPA Administrator Regan announced that EPA plans to repeal and replace the Trump Administration’s Navigable Waters Protection Rule (i.e. the “waters of the U.S.” legal definition). He asserted that the “EPA and Department of the Army have determined that this [Trump era] rule is leading to significant environmental degradation.”
On June 10, 2021, EPA and the Corps filed a “Motion to Remand to Agency” and supporting legal memorandum with the U.S. District Court for the District of Massachusetts in Conservation Law Foundation (CLF) v. EPA, et al. asking the court to remand the Navigable Waters Protection Rule (NWPR), so they can “commence a new rulemaking to revise or replace the rule.”
The Agencies state they intend to initiate a new rulemaking process that restores the protections in place prior to the 2015 WOTUS implementation. They propose developing a new rule that defines WOTUS, informed by a “robust” engagement process as well as the experience of implementing the pre-2015 rule, the Obama-era Clean Water Rule, and the Trump-era Navigable Waters Protection Rule.
NGO environmental groups are criticizing the “new rulemaking” approach, as it leaves the NWPR definition of WOTUS in place while EPA and the Corps craft a new definition. These groups are calling for the EPA to repeal the NWPR regulation as soon as possible. The EPA and Corps approach proposed in their Motion to Remand does not repeal the NWPR.

Countervailing Duty Petitions. In 2020, we filed petitions with the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions was to remedy the distortions that we believe foreign subsidies have caused or are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition. On February 16, 2021, the DOC made final affirmative determinations that countervailable subsidies were being provided by those governments. On March 11, 2021 the ITC made final affirmative determinations that the U.S. phosphate fertilizer industry is materially injured by reason of subsidized phosphate fertilizer imports from Morocco and Russia. As a result of these determinations, the DOC issued countervailing duty orders on phosphate fertilizer imports from Russia and Morocco, which are scheduled to remain in place for at least five years. Currently, the cash deposit rates for such imports are approximately 20 percent for Moroccan producer OCP, 9 percent and 47 percent for Russian producers PhosAgro and Eurochem, respectively, and 17 percent for all other /Russian producers. The final determinations in the DOC and ITC investigations are subject to challenge before U.S. federal courts and the World Trade Organization. Mosaic has initiated actions at the U.S. Court of International Trade contesting certain aspects of the DOC's final determinations that, we believe, failed to capture the full extent of Moroccan and Russian phosphate fertilizer subsidies. Moroccan and Russian producers have also initiated U.S. Court of International Trade actions, seeking lower cash deposit rates and revocation of the countervailing duty orders. Further, the cash deposit rates and the amount of countervailing duties owed by importers on such imports could change based on the results of the litigation as well as DOC's annual administrative review proceedings.
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

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “10-K Report”). In addition to these risk factors, we include the following updates:
Operational Risks

Our Esterhazy mine has had an inflow of salt saturated brine for more than 30 years.

Since December 1985, we have had inflows of salt saturated brine into our Esterhazy, Saskatchewan potash mine. Over the past century, several potash mines experiencing water inflow problems have flooded. In order to control brine inflows at Esterhazy, we have incurred, and will continue to incur, expenditures, certain of which, due to their nature, have been capitalized, while others have been charged to expense.
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
Due to increased brine inflows, on June 4 2021, the Company made the decision to accelerate the timing of the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine.
It is possible that the brine inflows risk to employees or management costs may increase to a level which would cause us to change our mining processes or abandon our other operating mines. See the “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” sections of our Management’s Analysis on our Form 10-K report for the year ended December 31, 2020, and the Esterhazy Closure Costs in Note 17 of this report, which sections are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows.

Our assets outside of North America are located in countries with volatile conditions, which could subject us and our assets to significant risks.

We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, China, India and Paraguay are a fundamental part of our business. We have a majority interest in the joint venture entity operating the Miski Mayo mine in Peru that supplies phosphate rock to us. We also have a joint venture investment in MWSPC, which operates a mine and chemical complexes that produce phosphate fertilizers and other downstream products in the Kingdom of Saudi Arabia. Volatile economic, market and political conditions, including the recent election of Peru's president, may have a negative impact on our operations, operating results and financial condition. In addition, unfavorable changes in trade protection laws, policies and measures, or governmental actions and policies and other regulatory requirements affecting trade and the pricing and sourcing of our raw materials, may also have a negative impact on our operations, operating results and financial condition.

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
On May 14, 2015, we announced our 2015 Repurchase Program, which allows us to repurchase up to $1.5 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. No repurchases were made in the three months ended June 30, 2021.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.a	Summary of Board of Director Compensation of Mosaic		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ CLINT C. FREELAND
Clint C. Freeland
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)
August 3, 2021