Form 10-Q
period 2021-09-30
MOSAIC CO
filed 2021-11-02
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 378,942,540 shares of Common Stock as of October 29, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$3,418.6	$2,381.5	$8,516.4	$6,224.3
Cost of goods sold	2,554.1	2,026.4	6,464.7	5,570.8
Gross margin	864.5	355.1	2,051.7	653.5
Selling, general and administrative expenses	97.7	97.6	307.0	260.6
Mine closure costs	—	—	158.1	—
Other operating expense	65.2	159.0	87.8	274.8
Operating earnings	701.6	98.5	1,498.8	118.1
Interest expense, net	(47.8)	(43.0)	(130.1)	(133.4)
Foreign currency transaction gain (loss)	(100.1)	5.8	(34.8)	(174.3)
Other income	0.6	4.7	5.0	11.6
Earnings (loss) from consolidated companies before income taxes	554.3	66.0	1,338.9	(178.0)
Provision for (benefit from) income taxes	176.6	38.1	352.2	(97.6)
Earnings (loss) from consolidated companies	377.7	27.9	986.7	(80.4)
Equity in net (loss) of nonconsolidated companies	(1.2)	(32.5)	(13.2)	(82.3)
Net earnings (loss) including noncontrolling interests	376.5	(4.6)	973.5	(162.7)
Less: Net earnings (loss) attributable to noncontrolling interests	4.6	1.6	7.7	(0.9)
Net earnings (loss) attributable to Mosaic	$371.9	$(6.2)	$965.8	$(161.8)
Basic net earnings (loss) per share attributable to Mosaic	$0.98	$(0.02)	$2.54	$(0.43)
Basic weighted average number of shares outstanding	379.8	379.1	379.6	379.0
Diluted net earnings (loss) per share attributable to Mosaic	$0.97	$(0.02)	$2.52	$(0.43)
Diluted weighted average number of shares outstanding	383.2	379.1	383.0	379.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net earnings (loss) including noncontrolling interest	$376.5	$(4.6)	$973.5	$(162.7)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(244.0)	59.7	(52.9)	(488.4)
Net actuarial gain (loss) and prior service cost	(0.1)	0.9	4.9	8.7
Realized gain on interest rate swap	0.5	0.4	1.5	1.2
Net gain (loss) on marketable securities held in trust fund	(2.8)	(2.3)	(17.0)	13.6
Other comprehensive income (loss)	(246.4)	58.7	(63.5)	(464.9)
Comprehensive income (loss)	130.1	54.1	910.0	(627.6)
Less: Comprehensive income (loss) attributable to noncontrolling interest	2.4	0.9	6.5	(10.2)
Comprehensive income (loss) attributable to Mosaic	$127.7	$53.2	$903.5	$(617.4)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$842.8	$574.0
Receivables, net, including affiliate receivables of $247.8 and $144.8, respectively	1,081.5	881.1
Inventories	2,273.6	1,739.2
Other current assets	401.2	326.9
Total current assets	4,599.1	3,521.2
Property, plant and equipment, net of accumulated depreciation of $8,040.9 and $8,106.8, respectively	12,269.2	11,854.3
Investments in nonconsolidated companies	671.1	673.1
Goodwill	1,171.7	1,173.0
Deferred income taxes	1,003.1	1,179.4
Other assets	1,367.3	1,388.8
Total assets	$21,081.5	$19,789.8
Liabilities and Equity
Current liabilities:
Short-term debt	$0.1	$0.1
Current maturities of long-term debt	47.0	504.2
Structured accounts payable arrangements	734.3	640.0
Accounts payable	1,041.5	769.1
Accrued liabilities	1,671.6	1,233.1
Total current liabilities	3,494.5	3,146.5
Long-term debt, less current maturities	3,947.7	4,073.8
Deferred income taxes	1,048.4	1,060.8
Other noncurrent liabilities	2,009.7	1,753.5
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized,390,779,441 shares issued and 379,267,122 shares outstanding as of September 30, 2021, 389,974,041 shares issued and 379,091,544 shares outstanding as of December 31, 2020	3.8	3.8
Capital in excess of par value	866.0	872.8
Retained earnings	11,419.1	10,511.0
Accumulated other comprehensive loss	(1,868.5)	(1,806.2)
Total Mosaic stockholders' equity	10,420.4	9,581.4
Noncontrolling interests	160.8	173.8
Total equity	10,581.2	9,755.2
Total liabilities and equity	$21,081.5	$19,789.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net earnings (loss) including noncontrolling interests	$973.5	$(162.7)
Adjustments to reconcile net earnings (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	598.7	639.1
Deferred and other income taxes	147.9	(150.6)
Equity in net loss of nonconsolidated companies, net of dividends	16.4	82.2
Accretion expense for asset retirement obligations	52.8	50.7
Accretion expense for leases	10.3	19.0
Share-based compensation expense	24.3	5.2
Unrealized (gain) loss on derivatives	(24.4)	7.0
Foreign currency adjustments	(19.1)	145.9
Net proceeds from settlement of interest rate swaps	—	34.7
Mine closure costs	158.1	—
Other	(8.0)	0.4
Changes in assets and liabilities:
Receivables, net	(221.7)	(62.3)
Inventories	(574.7)	192.4
Other current and noncurrent assets	(86.3)	40.3
Accounts payable and accrued liabilities	669.8	410.4
Other noncurrent liabilities	39.0	92.5
Net cash provided by operating activities	1,756.6	1,344.2
Cash Flows from Investing Activities:
Capital expenditures	(925.8)	(785.8)
Purchases of available-for-sale securities - restricted	(323.3)	(499.2)
Proceeds from sale of available-for-sale securities - restricted	303.2	489.5
Purchases of held-to-maturity securities	(3.2)	(0.7)
Proceeds from sale of held-to-maturity securities	0.8	1.7
Other	17.7	(0.2)
Net cash used in investing activities	(930.6)	(794.7)
Cash Flows from Financing Activities:
Payments of short-term debt	(25.0)	(1,332.7)
Proceeds from issuance of short-term debt	25.0	1,517.3
Payments of structured accounts payable arrangements	(675.7)	(848.0)
Proceeds from structured accounts payable arrangements	762.7	721.0
Proceeds from long-term debt	—	4.7
Collections of transferred receivables	310.3	—
Payments of transferred receivables	(262.8)	—
Payments of long-term debt	(594.7)	(50.9)
Repurchases of stock	(20.0)	—
Cash dividends paid	(75.9)	(56.8)
Dividends paid to non-controlling interest	(19.5)	(0.5)
Other	(3.1)	(5.0)
Net cash used in financing activities	(578.7)	(50.9)
Effect of exchange rate changes on cash	17.0	(85.8)
Net change in cash, cash equivalents and restricted cash	264.3	412.8
Cash, cash equivalents and restricted cash - December 31	594.4	532.3
Cash, cash equivalents and restricted cash - September 30	$858.7	$945.1
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2021	September 30, 2020

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$842.8	$923.0
Restricted cash in other current assets	8.6	8.2
Restricted cash in other assets	7.3	13.9
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$858.7	$945.1

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $22.4 and $23.3 for the nine months ended September 30, 2021 and 2020, respectively)	$107.3	$110.0
Income taxes (net of refunds)	172.5	(14.7)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of June 30, 2020	379.1	$3.8	$855.4	$9,747.0	$(2,113.2)	$170.7	$8,663.7
Total comprehensive income (loss)	—	—	—	(6.2)	59.4	0.9	54.1
Stock based compensation	—	—	5.8	—	—	—	5.8
Dividends ($0.05 per share)	—	—	—	(19.2)	—	—	(19.2)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2020	379.1	$3.8	$861.2	$9,721.6	$(2,053.8)	$171.4	$8,704.2

Balance as of December 31, 2019	378.8	$3.8	$858.4	$9,921.5	$(1,598.2)	$182.1	$9,367.6
Total comprehensive income (loss)	—	—	—	(161.8)	(455.6)	(10.2)	(627.6)
Vesting of restricted stock units	0.3	—	(2.7)	—	—	—	(2.7)
Stock based compensation	—	—	5.5	—	—	—	5.5
Dividends ($0.10 per share)	—	—	—	(38.1)	—	—	(38.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance as of September 30, 2020	379.1	$3.8	$861.2	$9,721.6	$(2,053.8)	$171.4	$8,704.2

Balance as of June 30, 2021	379.9	$3.8	$882.6	$11,075.9	$(1,624.3)	$177.6	$10,515.6
Total comprehensive income (loss)	—	—	—	371.9	(244.2)	2.4	130.1
Vesting of restricted stock units	—	—	0.1	—	—	—	0.1
Stock based compensation	—	—	4.3	—	—	—	4.3
Share repurchases	(0.6)	—	(21.0)	—	—	—	(21.0)
Dividends ($0.075 per share)	—	—	—	(28.7)	—	—	(28.7)
Dividends for noncontrolling interests	—	—	—	—	—	(19.2)	(19.2)
Balance as of September 30, 2021	379.3	$3.8	$866.0	$11,419.1	$(1,868.5)	$160.8	$10,581.2

Balance as of December 31, 2020	379.1	$3.8	$872.8	$10,511.0	$(1,806.2)	$173.8	$9,755.2
Total comprehensive income (loss)	—	—	—	965.8	(62.3)	6.5	910.0
Stock option exercises	—	—	3.2	—	—	—	3.2
Vesting of restricted stock units	0.8	—	(10.8)	—	—	—	(10.8)
Stock based compensation	—	—	21.8	—	—	—	21.8
Share repurchases	(0.6)	—	(21.0)	—	—	—	(21.0)
Dividends ($0.15 per share)	—	—	—	(57.7)	—	—	(57.7)
Dividends for noncontrolling interests	—	—	—	—	—	(19.5)	(19.5)
Balance as of September 30, 2021	379.3	$3.8	$866.0	$11,419.1	$(1,868.5)	$160.8	$10,581.2

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
3. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2021	December 31, 2020
Other current assets
Income and other taxes receivable	$233.0	$181.4
Prepaid expenses	92.9	80.4
Other	75.3	65.1
	$401.2	$326.9

Other assets
Restricted cash	$7.3	$12.3
MRO inventory	137.6	137.7
Marketable securities held in trust	736.2	734.3
Operating lease right-of-use assets	133.4	173.1
Indemnification asset	19.7	23.0
Long-term receivable	44.8	52.6
Other	288.3	255.8
	$1,367.3	$1,388.8

Accrued liabilities
Payroll and employee benefits	$205.4	$195.5
Asset retirement obligations	212.0	190.2
Receivable factoring liability	47.5	—
Customer prepayments (a)	493.3	287.6
Accrued income and other taxes	99.9	83.1
Operating lease obligation	58.1	64.0
Other	555.4	412.7
	$1,671.6	$1,233.1

Other noncurrent liabilities
Asset retirement obligations	$1,483.2	$1,203.7
Accrued pension and postretirement benefits	154.7	158.5
Operating lease obligation	78.8	109.6
Unrecognized tax benefits	42.1	46.4
Other	250.9	235.3
	$2,009.7	$1,753.5
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Mosaic	$371.9	$(6.2)	$965.8	$(161.8)
Basic weighted average number of shares outstanding	379.8	379.1	379.6	379.0
Dilutive impact of share-based awards	3.4	—	3.4	—
Diluted weighted average number of shares outstanding	383.2	379.1	383.0	379.0
Basic net income (loss) per share attributable to Mosaic	$0.98	$(0.02)	$2.54	$(0.43)
Diluted net income (loss) per share attributable to Mosaic	$0.97	$(0.02)	$2.52	$(0.43)
A total of 0.5 million shares of common stock subject to issuance related to share-based awards for the three and nine months ended September 30, 2021 and 1.9 million and 2.4 million for the three and nine months ended September 30, 2020, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
5. Inventories
Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$223.7	$92.1
Work in process	717.3	634.5
Finished goods	1,186.7	868.2
Final price deferred(a)	3.8	23.0
Operating materials and supplies	142.1	121.4
	$2,273.6	$1,739.2
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
6. Goodwill
Mosaic had goodwill of $1.2 billion as of September 30, 2021 and December 31, 2020, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2020	$1,063.2	$97.7	$12.1	$1,173.0
Foreign currency translation	(0.1)	(1.2)	—	(1.3)
Balance as of September 30, 2021	$1,063.1	$96.5	$12.1	$1,171.7

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
There were no other-than-temporary impairment write-downs on available-for-sale securities during the nine months ended September 30, 2021.
The estimated fair value of the investments in the RCRA Trusts as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$6.9	$—	$—	$6.9
Level 2
Corporate debt securities	198.7	8.0	(0.4)	206.3
Municipal bonds	196.2	7.0	(0.6)	202.6
U.S. government bonds	307.0	—	(4.6)	302.4
Total	$708.8	$15.0	$(5.6)	$718.2

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$11.8	$—	$—	$11.8
Level 2
Corporate debt securities	193.3	14.0	—	207.3
Municipal bonds	190.5	8.8	(0.3)	199.0
U.S. government bonds	300.7	4.7	(0.1)	305.3
Total	$696.3	$27.5	$(0.4)	$723.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$39.3	$(0.4)	$1.5	$—
Municipal bonds	41.2	(0.5)	16.0	(0.2)
U.S. government bonds	253.3	(3.4)	120.3	(0.1)
	$333.8	$(4.3)	$137.8	$(0.3)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$—	$—	$—	$—
Municipal bonds	5.3	(0.1)	4.6	(0.1)
U.S. government bonds	48.3	(1.2)	—	—
	$53.6	$(1.3)	$4.6	$(0.1)

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2021. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2021
Due in one year or less	$22.9
Due after one year through five years	414.8
Due after five years through ten years	230.3
Due after ten years	43.3
Total debt securities	$711.3
For the three and nine months ended September 30, 2021, realized gains were $0.9 million and $5.3 million, respectively, and realized losses were $1.0 million and $1.4 million, respectively. For the three and nine months ended September 30, 2020, realized gains were $5.7 million and $14.8 million, respectively, and realized losses were $0.4 million and $1.1 million, respectively.

8. Financing Arrangements
Mosaic Credit Facility
On August 19, 2021, we entered into a new committed unsecured five-year credit facility of up to $2.5 billion (the “Mosaic Credit Facility”), comprised of a $2.5 billion revolving facility, with a maturity date of August 19, 2026, which is intended to serve as our primary senior unsecured bank credit facility. The Mosaic Credit Facility increased and extended our prior unsecured revolving credit facility of up to $2.2 billion (the “Prior Credit Facility”), maturing on November 18, 2022.
The Mosaic Credit Facility has cross-default provisions that, in general, provide that a failure to pay principal or interest under, or any other amount payable under, any indebtedness with outstanding principal amount of $100 million or more, or breach or default under such indebtedness that permits the holders thereof to accelerate the maturity thereof, will result in a cross-default.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a ratio of Consolidated Indebtedness, which has been redefined to exclude unrestricted cash and cash equivalents, to Consolidated Capitalization Ratio (as defined) of no greater than 0.65 to 1.0 as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0. We were in compliance with these ratios as of September 30, 2021.
The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These provisions include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain sales of assets and other matters customary for credit facilities of this nature.
As of September 30, 2021, we had outstanding letters of credit that utilized a portion of the amount available for revolving loans under the Mosaic Credit Facility of $10.9 million.
Long-Term Debt, including Current Maturities
On August 16, 2021, we prepaid the outstanding balance of $450 million on our 3.75% senior notes, due November 15, 2021, without premium or penalty.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. As of September 30, 2021 and December 31, 2020, the total structured accounts payable arrangements were $734.3 million and $640.0 million, respectively.
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
During the three and nine months ended September 30, 2021 and September 30, 2020, the Company sold approximately $101.1 million and $363.9 million, and $100.6 million and $302.0 million, respectively, of accounts receivable under this arrangement. Discounts on sold receivables were not material for any period presented. Following the sale to the bank, we continue to service the collection of the receivable on behalf of the bank without further consideration. As of September 30, 2021, $47.5 million had been collected but not yet remitted to the bank. This amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as financing activities in the Condensed Consolidated Statements of Cash Flows.
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
A reconciliation of our AROs is as follows:

(in millions)	September 30, 2021	December 31, 2020
AROs, beginning of period	$1,393.9	$1,315.2
Liabilities incurred	13.0	10.8
Liabilities settled	(117.6)	(125.1)
Accretion expense	52.8	68.0
Revisions in estimated cash flows	364.4	167.3
Foreign currency translation	(11.3)	(42.3)
AROs, end of period	1,695.2	1,393.9
Less current portion	212.0	190.2
Non-current portion of AROs	$1,483.2	$1,203.7
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
As of September 30, 2021 and December 31, 2020, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $267.3 million and $251.8 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
10. Income Taxes
During the nine months ended September 30, 2021, gross unrecognized tax benefits decreased by $4.8 million to $32.1 million. The decrease is primarily related to recording non-U.S. reserves and foreign exchange. If recognized, approximately $27.4 million of the $32.1 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $9.2 million and $9.0 million as of September 30, 2021 and December 31, 2020, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Accounting for uncertain tax positions is determined by prescribing the minimum probability threshold that a tax position is more likely than not to be sustained based on the technical merits of the position. Mosaic is continually under audit by various tax authorities in the normal course of business. Such tax authorities may raise issues contrary to positions taken by the Company. If such positions are ultimately not sustained by the Company, this could result in material assessments to the Company. The costs related to defending, if needed, such positions on appeal or in court may be material. The Company is currently in negotiations with non-U.S. tax authorities where settlements could result in different tax outcomes than what is currently accounted for. The Company believes that any issues raised have been properly accounted for in its current financial statements.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the three months ended September 30, 2021, tax expense specific to the period was a cost of approximately $20.0 million. This consisted primarily of net tax cost related to the true up of estimates related to our U.S. tax return provision, a benefit for withholding taxes related to undistributed earnings, and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended September 30, 2021, income tax expense was not impacted by this set of rules.
For the nine months ended September 30, 2021, tax expense specific to the period was a benefit of approximately $25.2 million. This relates to various items, including benefits for the following items: $42.7 million related to the pretax Esterhazy mine closure costs and $2.8 million recorded related to prior year non-U.S. reserves. These tax benefits are partially offset by net tax costs of $20.3 million million primarily related to true up of estimates related to our U.S. tax return provision, a benefit for withholding taxes related to undistributed earnings, and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, the gross asset position of our derivative instruments was $73.5 million and $65.3 million, respectively, and the gross liability position of our liability instruments was $40.2 million and $49.9 million, respectively.
As of September 30, 2021 and December 31, 2020, the following is the total absolute notional volume associated with our outstanding derivative instruments:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in millions of Units)			September 30, 2021	December 31, 2020
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	2,974.6	2,912.3
Natural gas derivatives	Commodity	MMbtu	26.9	27.3
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2021 and December 31, 2020, was $11.2 million and $11.3 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2021, we would have been required to post an additional $6.2 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
12. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2021 and December 31, 2020, the gross asset position of our foreign currency derivative instruments was $39.7 million and $58.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $40.2 million and $48.7 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of September 30, 2021 and December 31, 2020, the gross asset position of our commodity derivative instruments was $33.8 million and $6.7 million, respectively, and the gross liability position of our commodity instruments was zero and $1.2 million, respectively.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Consolidated Financial Statements as a component of interest expense. In April 2020, we terminated our outstanding interest rate swap contracts which resulted in an immaterial impact to our Condensed Consolidated Statement of Earnings (Loss).
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$842.8	$842.8	$574.0	$574.0
Accounts receivable	1,081.5	1,081.5	881.1	881.1
Accounts payable	1,041.5	1,041.5	769.1	769.1
Structured accounts payable arrangements	734.3	734.3	640.0	640.0
Short-term debt	0.1	0.1	0.1	0.1
Long-term debt, including current portion	3,994.7	4,573.9	4,578.0	5,172.1
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
13. Share Repurchases
On August 23, 2021, our Board of Directors authorized a new $1.0 billion share repurchase program (the “2021 Repurchase Program”), replacing our 2015 Repurchase Program. The 2021 Repurchase Program allows the Company to repurchase shares of our Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise and has no set expiration date. In connection with this authorization, the remaining amount of $700 million authorized under 2015 Repurchase Program was terminated. During the quarter ended September 30, 2021, we repurchased 629,822 shares of Common Stock in the open market under the 2021 Repurchase Program for approximately $21.0 million.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in AOCI, net of tax, by component during the three and nine months ended September 30, 2021 and September 30, 2020:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended September 30, 2021
Balance at June 30, 2021	$(1,529.0)	$(104.7)	$4.7	$4.7	$(1,624.3)
Other comprehensive income (loss)	(236.2)	1.3	0.5	(3.2)	(237.6)
Tax (expense) benefit	(7.8)	(1.4)	—	0.4	(8.8)
Other comprehensive income (loss), net of tax	(244.0)	(0.1)	0.5	(2.8)	(246.4)
Other comprehensive income (loss) attributable to noncontrolling interest	2.2	—	—	—	2.2
Balance as of September 30, 2021	$(1,770.8)	$(104.8)	$5.2	$1.9	$(1,868.5)

Three Months Ended September 30, 2020
Balance at June 30, 2020	$(2,016.3)	$(121.8)	$2.9	$22.0	$(2,113.2)
Other comprehensive income (loss)	50.5	2.7	0.5	(3.1)	50.6
Tax (expense) benefit	9.2	(1.8)	(0.1)	0.8	8.1
Other comprehensive income (loss), net of tax	59.7	0.9	0.4	(2.3)	58.7
Other comprehensive income (loss) attributable to noncontrolling interest	0.7	—	—	—	0.7
Balance as of September 30, 2020	$(1,955.9)	$(120.9)	$3.3	$19.7	$(2,053.8)

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$(1,719.1)	$(109.7)	$3.7	$18.9	$(1,806.2)
Other comprehensive income (loss)	(62.7)	3.9	1.5	(17.4)	(74.7)
Tax (expense) benefit	9.8	1.0	—	0.4	11.2
Other comprehensive income (loss), net of tax	(52.9)	4.9	1.5	(17.0)	(63.5)
Other comprehensive income (loss) attributable to noncontrolling interest	1.2	—	—	—	1.2
Balance as of September 30, 2021	$(1,770.8)	$(104.8)	$5.2	$1.9	$(1,868.5)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(1,476.8)	$(129.6)	$2.1	$6.1	$(1,598.2)
Other comprehensive income (loss)	(488.9)	15	1.5	17.4	(455)
Tax (expense) benefit	0.5	(6.3)	(0.3)	(3.8)	(9.9)
Other comprehensive income (loss), net of tax	(488.4)	8.7	1.2	13.6	(464.9)
Other comprehensive income (loss) attributable to noncontrolling interest	9.3	—	—	—	9.3
Balance as of September 30, 2020	$(1,955.9)	$(120.9)	$3.3	$19.7	$(2,053.8)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of September 30, 2021 and December 31, 2020, the net amount due from our non-consolidated companies totaled $13.5 million and $55.9 million, respectively. These amounts include a long-term indemnification asset from Vale S.A. for reimbursement of pension plan obligations. This asset had a balance of $19.7 million and $23.0 million as of September 30, 2021 and December 31, 2020, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transactions with related parties included in net sales	$273.9	$200.4	$627.7	$571.5
Transactions with related parties included in cost of goods sold	535.1	224.2	989.8	619.7

As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production. Marketing fees of approximately $2.5 million and $7.1 million, and $1.5 million and $2.4 million are included in revenue for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of September 30, 2021 and December 31, 2020, there were outstanding bridge loans of $74.7 million relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
16. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $56.1 million and $61.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
million as of September 30, 2021 and December 31, 2020, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of September 30, 2021, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material. In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $798 million. We estimate that our probable aggregate loss with respect to these claims is approximately $66.8 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2021.
Approximately $626.5 million of the maximum potential loss relates to labor claims, such as in-house and third-party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
that our probable aggregate loss regarding these claims is approximately $60.0 million, which has been accrued as of September 30, 2021.
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
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $19.1 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $4.9 million, which has been accrued as of September 30, 2021.
The mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $4.2 million. We estimate that our probable aggregate loss regarding these claims will be immaterial as of September 30, 2021.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes, regulatory issues and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $148.1 million. We estimate that the probable aggregate loss with respect to these matters is approximately $1.9 million.

Uberaba Judicial Settlement
In 2013, the Federal Public Prosecutor filed a public civil action requesting that the Company adopt several measures to mitigate soil and water contamination related to the Gypstack at our Uberaba facility, located in the State of Minas Gerais, including compensation for the alleged social and environmental damages. In 2014, our predecessor subsidiary in Brazil entered into a judicial settlement with the Federal Public Prosecutor, the State of Minas Gerais public prosecutor and the federal environmental agency. Under this agreement, we agreed to implement remediation measures such as: constructing a liner under the Gypstack water ponds and lagoons, and monitoring the groundwater and soil quality. We also agreed to create a private reserve of natural heritage and to pay compensation in the amount of approximately $0.3 million, which was paid in July 2018. We are currently acting in compliance with our obligations under the judicial settlement and expect them to be completed by June 30, 2025.
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The amount claimed in the proceeding is $29.9 million. The parties settled the action in September of 2021 and a schedule was jointly established to implement labor regulations.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $371.9 million, of which $177.3 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $235.0 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended September 30, 2021
Net sales to external customers	$943.1	$573.3	$1,754.7	$147.5	$3,418.6
Intersegment net sales	338.2	16.0	—	(354.2)	—
Net sales	1,281.3	589.3	1,754.7	(206.7)	3,418.6
Gross margin	364.2	236.0	332.2	(67.9)	864.5
Canadian resource taxes	—	57.3	—	—	57.3
Gross margin (excluding Canadian resource taxes)	364.2	293.3	332.2	(67.9)	921.8
Operating earnings (loss)	325.5	219.7	290.5	(134.1)	701.6
Capital expenditures	160.5	122.5	52.1	4.9	340.0
Depreciation, depletion and amortization expense	106.1	50.3	26.0	3.7	186.1
Three months ended September 30, 2020
Net sales to external customers	$586.2	$452.2	$1,140.5	$202.6	$2,381.5
Intersegment net sales	158.3	11.6	—	(169.9)	—
Net sales	744.5	463.8	1,140.5	32.7	2,381.5
Gross margin	21.8	107.6	176.9	48.8	355.1
Canadian resource taxes	—	26.1	—	—	26.1
Gross margin (excluding Canadian resource taxes)	21.8	133.7	176.9	48.8	381.2
Operating earnings (loss)	(114.9)	87.0	143.9	(17.5)	98.5
Capital expenditures	115.0	119.4	28.0	2.7	265.1
Depreciation, depletion and amortization expense	107.7	68.7	25.4	4.1	205.9
Nine months ended September 30, 2021
Net sales to external customers	$2,737.9	$1,705.5	$3,553.8	$519.2	$8,516.4
Intersegment net sales	719.2	24.2	—	(743.4)	—
Net sales	3,457.1	1,729.7	3,553.8	(224.2)	8,516.4
Gross margin	845.3	593.4	620.4	(7.4)	2,051.7
Canadian resource taxes	—	146.5	—	—	146.5
Gross margin (excluding Canadian resource taxes)	845.3	739.9	620.4	(7.4)	2,198.2
Mine closure costs	—	158.1	—	—	158.1
Operating earnings (loss)	761.5	393.5	551.5	(207.7)	1,498.8
Capital expenditures	463.0	317.2	135.2	10.4	925.8
Depreciation, depletion and amortization expense	314.1	200.1	73.0	11.5	598.7
Nine months ended September 30, 2020
Net sales to external customers	$1,673.6	$1,435.6	$2,658.6	$456.5	$6,224.3
Intersegment net sales	452.7	25.2	—	(477.9)	—
Net sales	2,126.3	1,460.8	2,658.6	(21.4)	6,224.3
Gross margin	(43.4)	348.3	344.1	4.5	653.5
Canadian resource taxes	—	109.9	—	—	109.9
Gross margin (excluding Canadian resource taxes)	(43.4)	458.2	344.1	4.5	763.4
Operating earnings (loss)	(281.1)	306.7	249.3	(156.8)	118.1
Capital expenditures	375.1	329.1	73.0	8.6	785.8
Depreciation, depletion and amortization expense	336.0	210.6	80.6	11.9	639.1
Total Assets
As of September 30, 2021	$8,122.4	$7,903.2	$4,770.0	$285.9	$21,081.5
As of December 31, 2020	7,022.1	7,614.8	4,127.7	1,025.2	19,789.8

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and nine months ended September 30, 2021, distribution operations in India and China had revenue of $136.2 million and $475.8 million, respectively, and gross margin of $22.9 million and $95.9 million, respectively. For the three and nine months ended September 30, 2020, distribution operations in India and China had revenue of $200.9 million and $439.2 million, respectively, and gross margin of $18.4 million and $40.4 million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net sales(a):
Brazil	$1,714.2	$1,109.7	$3,496.4	$2,579.4
Canpotex(b)	268.4	192.8	605.9	555.0
Canada	107.0	122.2	525.8	376.9
China	70.9	96.8	313.1	210.7
India	65.0	104.0	168.3	242.0
Colombia	40.9	21.1	107.3	61.1
Argentina	37.6	36.9	82.6	120.0
Paraguay	36.4	28.3	88.0	71.0
Japan	20.7	15.9	72.6	60.4
Peru	11.1	26.1	25.3	32.1
Dominican Republic	10.1	4.8	19.9	12.8
Honduras	6.0	4.3	17.1	21.8
Thailand	5.1	4.8	15.9	13.9
Mexico	3.9	23.5	86.0	71.2
Australia	—	10.6	22.9	51.9
Other	24.0	12.4	52.2	54.2
Total international countries	2,421.3	1,814.2	5,699.3	4,534.4
United States	997.3	567.3	2,817.1	1,689.9
Consolidated	$3,418.6	$2,381.5	$8,516.4	$6,224.3
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Sales by product type:
Phosphate Crop Nutrients	$950.7	$677.0	$2,453.1	$1,783.8
Potash Crop Nutrients	942.2	727.3	2,304.5	1,856.3
Crop Nutrient Blends	572.1	376.5	1,220.7	915.8
Performance Products(a)	523.3	361.3	1,378.1	914.2
Phosphate Rock	21.1	14.5	56.4	28.5
Other(b)	409.2	224.9	1,103.6	725.7
	$3,418.6	$2,381.5	$8,516.4	$6,224.3
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag, Aspire and Sus-Terra.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.
18. Esterhazy Closure Costs
Due to increased brine inflows, on June 4, 2021, the Company made the decision to accelerate the timing of the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine. Closing the K1 and K2 shafts are key pieces of the transition to the K3 shaft, but the timeline for the closure was accelerated by approximately nine months. In the second quarter of 2021, we had pre-tax costs of $158.1 million related to the permanent closure of these facilities. These costs consisted of $109.9 million related to the write-off of fixed assets, $37.1 million related to AROs, and $11.1 million related to inventory and other reserves. No additional costs were recorded during the three months ended September 30, 2021.

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
On October 31, 2018, the U.S. Securities and Exchange Commission adopted Subpart 1300 of Regulation S-K (“Regulation
SK-1300”) to modernize the property disclosure requirements for mining registrants. Beginning with our annual report on Form 10-K for the year ended December 31, 2021, we will be reporting in compliance with Regulation SK-1300 instead of Industry Guide 7. Regulation SK-1300 uses the Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”) based classification scheme for mineral resources and mineral reserves, that includes definitions for inferred, indicated, and measured mineral resources.

Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three months ended				Nine months ended
	September 30,		2021-2020		September 30,		2021-2020
(in millions, except per share data)	2021	2020	Change	Percent	2021	2020	Change	Percent
Net sales	$3,418.6	$2,381.5	$1,037.1	44%	$8,516.4	$6,224.3	$2,292.1	37%
Cost of goods sold	2,554.1	2,026.4	527.7	26%	6,464.7	5,570.8	893.9	16%
Gross margin	864.5	355.1	509.4	143%	2,051.7	653.5	1,398.2	NM
Gross margin percentage	25%	15%			24%	10%
Selling, general and administrative expenses	97.7	97.6	0.1	—%	307.0	260.6	46.4	18%
Mine closure costs	—	—	—	NM	158.1	—	158.1	NM
Other operating expense	65.2	159.0	(93.8)	(59)%	87.8	274.8	(187.0)	(68)%
Operating earnings	701.6	98.5	603.1	NM	1,498.8	118.1	1,380.7	NM
Interest expense, net	(47.8)	(43.0)	(4.8)	11%	(130.1)	(133.4)	3.3	(2)%
Foreign currency transaction gain (loss)	(100.1)	5.8	(105.9)	NM	(34.8)	(174.3)	139.5	(80)%
Other income	0.6	4.7	(4.1)	(87)%	5.0	11.6	(6.6)	(57)%
Earnings (loss) from consolidated companies before income taxes	554.3	66.0	488.3	NM	1,338.9	(178.0)	1,516.9	NM
Provision for (benefit from) income taxes	176.6	38.1	138.5	NM	352.2	(97.6)	449.8	NM
Earnings (loss) from consolidated companies	377.7	27.9	349.8	NM	986.7	(80.4)	1,067.1	NM
Equity in net (loss) of nonconsolidated companies	(1.2)	(32.5)	31.3	(96)%	(13.2)	(82.3)	69.1	(84)%
Net earnings (loss) including noncontrolling interests	376.5	(4.6)	381.1	NM	973.5	(162.7)	1,136.2	NM
Less: Net earnings (loss) attributable to noncontrolling interests	4.6	1.6	3.0	188%	7.7	(0.9)	8.6	NM
Net earnings (loss) attributable to Mosaic	$371.9	$(6.2)	$378.1	NM	$965.8	$(161.8)	$1,127.6	NM
Diluted net earnings (loss) per share attributable to Mosaic	$0.97	$(0.02)	$0.99	NM	$2.52	$(0.43)	$2.95	NM
Diluted weighted average number of shares outstanding	383.2	379.1			383.0	379.0

Overview of Consolidated Results for the three months ended September 30, 2021 and 2020
For the three months ended September 30, 2021, Mosaic had net income of $371.9 million, or $0.97 per diluted share, compared to a net loss of $(6.2) million, or $(0.02) per diluted share, for the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our operating results for the three months ended September 30, 2021 were favorably impacted our Phosphates segment by significantly higher average selling prices than the prior year period. Sales prices have continued to rise, after reaching a low in the first quarter of 2020, driven by tightness in global supply and demand, strong farmer economics and improved grain prices. The benefit from higher sales prices was partially offset by higher raw material costs, primarily sulfur and ammonia, in the current year period compared to the prior year period. The purchase prices of these raw materials are driven by global supply and demand. Operating results in the current year period were unfavorably impacted by: (i) a lack of inventory, (ii) production challenges experienced as a result of Hurricane Ida, which damaged our facilities in Louisiana, and (iii) an equipment failure at our New Wales, Florida site, which resulted in lower sales volumes compared to the prior year period.
Our operating results during the three months ended September 30, 2021, were favorably impacted in our Potash segment by higher average sales prices compared to the prior year period. Prices began to strengthen in North America and Brazil in the fourth quarter of 2020, due to increased demand, tight supply and improved farmer economics. Prices have continued to increase in 2021. Current period operating results were unfavorably impacted by lower sales volumes caused by low MOP inventory. MOP inventory was lower due to decreased production volumes associated with the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine in the second quarter of 2021. We have we reopened our previously idled Colonsay potash mine and ramped up production at our K3 mine shaft which has partially replaced this lost production.
For the three months ended September 30, 2021, our operating results were favorably impacted in our Mosaic Fertilizantes segment. Sales prices increased compared to the same period in the prior year due to tight global supply and demand. The favorable results were partially offset by lower sales volumes due to lower product availability used by our distribution business, low inventory and increased raw materials costs, as global prices of sulfur and ammonia were higher in the current year period.
In addition to the items noted above, our current period results were negatively impacted by a total of $168 million pre-tax, or $0.38 per diluted share, related to the following notable items:
•Foreign currency transaction loss of $100 million, or $(0.19) per diluted share
•Unrealized loss on derivatives of $26 million, or $(0.05) per diluted share
•Expense related to the impacts of Hurricane Ida on our Louisiana operations of $18 million, or $(0.03) per diluted share
•Asset retirement obligation costs of $13 million, or $(0.03) per diluted share, related to upwards revisions in the estimated costs of our asset retirement obligations
•Other operating expenses of $11 million, or $(0.03) per diluted share, related to maintaining closed and indefinitely idled facilities and asset retirement obligations
•Other operating expense of $3 million, or $(0.01) per diluted share, for an increase in a reserve related to the acquisition of Vale Fertilizantes S.A. (now known as Mosaic Fetilizantes P&K S.A. or the “Acquired Business”)
•Discrete income tax expense of $19 million, or $(0.05) per diluted share
•Functional currency benefit in cost of goods sold of $3 million, or $0.01 per diluted share
Other Highlights
During the quarter we completed a number of actions to strengthen and optimize our capital base which included:
•Completing the previously announced early redemption of our $450 million, 3.75 percent senior notes that were due November 2021, without premium or penalty.
•Entering into a new unsecured five-year credit facility of up to $2.5 billion, with a maturity date of August 19, 2026, which replaces our prior $2.2 billion line of credit. This increase in size provides additional security and flexibility and reflects the growth in our business.
•Approving a new $1 billion share repurchase authorization, which replaces the previous $1.5 billion authorization that had $700 million remaining. This new expanded authorization reflects our unchanged commitment to a balanced deployment of excess capital that includes returning capital to shareholders. During the quarter ended September 30, we repurchased 629,822 shares at an average price of $33.34, for a total of approximately $21 million.
Subsequent to quarter end, our Board of Directors approved a 50% increase to our annual dividend to $0.45 per share beginning in 2022.
Overview of Consolidated Results for the nine months ended September 30, 2021 and 2020
Net earnings attributable to Mosaic for the nine months ended September 30, 2021 was $965.8 million, or $2.52 per diluted share, compared to a net loss of $(161.8) million, or $(0.43) per diluted share, for the same period a year ago.

Results for the nine months ended September 30, 2021 and 2020 reflected the factors discussed above in the discussion for the three months ended September 30, 2021 and 2020, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Phosphates segment for the nine months ended September 30, 2021 were favorably impacted by higher phosphate average selling prices compared to the prior year period. These results were driven by the factors mentioned above in the three-month discussion. Operating results in the current year period were unfavorably impacted by lower finished product sales volumes, and higher raw material costs in the current year period, as discussed above in the three-month discussion. In addition, during the first half of 2021, availability of molten sulfur was impacted by refinery closures in 2020 and 2021, due to lower fuel demand and extreme cold weather in the first quarter of 2021 in the southern United States, where several refineries are located. The low sulfur availability constrained our production in the first half of 2021. Current year operating results were also unfavorably impacted by higher idle plant and maintenance turnaround costs compared to the prior year.
Operating results in our Potash segment for the nine months ended September 30, 2021 were favorably impacted by an increase in the average selling price of potash compared to the prior year period, partially offset by lower sales volumes. These results were driven by the factors mentioned above in the three-month discussion.
For the nine months ended September 30, 2021, operating results in our Mosaic Fertilizantes segment were favorably impacted by an increase in average sales prices in the current year compared to the prior year period, driven by strong market demand and tight supply. These results were partially offset by the unfavorable impact of lower sales volumes and increased raw materials costs, as discussed above in the three-month discussion.
In addition to the items noted above, the results for the nine months ended September 30, 2021 were negatively impacted by $272 million pre-tax, or $0.57 per share due to the following notable items:
•Expense related to the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine of $158 million, or $(0.30) per diluted share, as further explained below in Other Highlights
•Other operating expenses of $41 million, or $(0.08) per diluted share, related to maintaining closed and indefinitely idled facilities and asset retirement obligations
•Depreciation expense of $37 million, or $(0.08) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Foreign currency transaction loss of $35 million, or $(0.07) per diluted share
•Expense related to the impacts of Hurricane Ida on our Louisiana operations of $18 million, or $(0.03) per diluted share
•Discrete income tax expense of $17 million, or $(0.05) per diluted share
•Asset retirement obligation costs of $16 million, or $(0.03) per diluted share, related to upward revisions in the estimated costs of our asset retirement obligations
•Functional currency impact in cost of goods sold of $3 million
•Other operating income of $20 million, or $0.04 per diluted share, related to the sale of our warehouse in Houston, Texas
•Other operating income of $8 million, or $0.01 per diluted share, for recovery of a reserve related to the Acquired Business
•Unrealized gain on derivatives of $4 million, or $0.01 per diluted share
•Other non-operating income of $4 million, or $0.01 per diluted share, related to a realized gain on RCRA trust securities
Other Highlights
•Due to increased brine inflows, on June 4, 2021, the Company made the decision to accelerate the timing of the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine, which was an acceleration of approximately nine months. In the second quarter of 2021, we recognized pre-tax costs of $158.1 million related to the permanent closure of these facilities. In the third quarter, we resumed production at our previously idled Colonsay potash mine to offset a portion of the production lost by the early closure of the K1 and K2 shafts at Esterhazy. We expect the K1 and K2 closures, as partially offset by the reopening of the Colonsay mine and ramp up of the K3 shaft, will result in lower net sales volumes of approximately 600,000 tonnes of potash in 2021.
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
•In March 2021, we announced an increase in our annual dividend target to $0.30 from $0.20 per share.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2021-2020		September 30,		2021-2020
(in millions, except price per tonne or unit)	2021	2020	Change	Percent	2021	2020	Change	Percent
Net sales:
North America	$800.2	$439.9	$360.3	82%	$2,272.4	$1,204.6	$1,067.8	89%
International	481.1	304.6	176.5	58%	1,184.7	921.7	263.0	29%
Total	1,281.3	744.5	536.8	72%	3,457.1	2,126.3	1,330.8	63%
Cost of goods sold	917.1	722.7	194.4	27%	2,611.8	2,169.7	442.1	20%
Gross margin	$364.2	$21.8	$342.4	NM	$845.3	$(43.4)	$888.7	NM
Gross margin as a percentage of net sales	28%	3%			24%	(2)%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	907	1,134	(227)	(20)%	2,997	3,632	(635)	(17)%
Performance and Other(b)	929	930	(1)	0%	2,883	2,586	297	11%
Total finished product tonnes	1,836	2,064	(228)	(11)%	5,880	6,218	(338)	(5)%
Rock	450	238	212	89%	1,256	526	730	139%
Total Phosphates Segment Tonnes(a)	2,286	2,302	(16)	(1)%	7,136	6,744	392	6%
Realized prices ($/tonne)
Average finished product selling price (destination)(a)	$681	$354	$327	92%	$575	$337	$238	71%
DAP selling price (fob plant)	$605	$307	$298	97%	$524	$289	$235	81%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$424	$273	$151	55%	$371	$290	$81	28%
Sulfur (long ton)	$214	$86	$128	149%	$167	$80	$87	109%
Blended rock (metric tonne)	$59	$60	$(1)	(2)%	$60	$61	$(1)	(2)%
Production volume (in thousands of metric tonnes) - North America	1,738	2,038	(300)	(15)%	5,476	6,015	(539)	(9)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended September 30, 2021 and September 30, 2020
The Phosphates segment’s net sales were $1.3 billion for the three months ended September 30, 2021, compared to $0.7 billion for the three months ended September 30, 2020. The increase in net sales in the current year period was primarily due to favorable sales prices, which had an impact of approximately $550 million compared to the prior year period. Increased sales of ammonia and sulfur favorably impacted net sales by approximately $30 million. This was partially offset by lower phosphate sales volumes, which had an unfavorable impact on net sales of approximately $50 million compared to the prior year period.
Our average finished product selling price increased 92% to $681 per tonne for the three months ended September 30, 2021, compared to $354 per tonne in the prior year period, due to the factors discussed in the Overview.

The Phosphates segment’s sales volumes of finished products decreased by 11% for the three months ended September 30, 2021, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment increased to $364.2 million for the three months ended September 30, 2021, from $21.8 million for the three months ended September 30, 2020. The increase in gross margin in the current year period was primarily due to significantly higher sales prices, which favorably impacted gross margin by approximately $550 million compared to the prior year period. This was partially offset by an unfavorable impact of approximately $140 million from increased raw material prices, largely driven by sulfur. Lower sales volumes unfavorably impacted gross margin by approximately $40 million due to factors discussed in the Overview. The increase in gross margin was also partially offset by the unfavorable impact of approximately $30 million due to idle and turnaround costs caused by the impacts of equipment damage at our New Wales, Florida site and Hurricane Ida on our Louisiana operations.
The average consumed price for ammonia for our North American operations increased to $424 per tonne for the three months ended September 30, 2021, from $273 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. However, in the current period, our internal production was impacted by downtime from Hurricane Ida. The average consumed sulfur price for our North American operations increased by more than 100% to $214 per long ton for the three months ended September 30, 2021, from $86 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
The average consumed cost of purchased and produced phosphate rock decreased slightly to $59 per tonne for the three months ended September 30, 2021, compared to $60 per tonne for the three months ended September 30, 2020. For the three months ended September 30, 2021, our North American phosphate rock production decreased to 2.8 million tonnes from 3.0 million tonnes for the same period of the prior year, due to geology of rock and operational challenges as we transition into new mining areas.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased to 1.7 million tonnes for the three months ended September 30, 2021, compared to 2.0 million for the three months ended September 30, 2020. The lower production volume in the current year period reflects impacts from downtime at our New Wales, Florida site due to equipment damage and at our Louisiana location related to Hurricane Ida. Our operating rate for processed phosphate production decreased to 70% for the three months ended September 30, 2021, from 82% for the same period in 2020.
Nine months ended September 30, 2021 and September 30, 2020
The Phosphates segment’s net sales were $3.5 billion for the nine months ended September 30, 2021, compared to $2.1 billion for the nine months ended September 30, 2020. The increase in net sales was primarily due to higher finished product selling prices in the current year period, which favorably impacted net sales by approximately $1.3 billion compared to the prior year period. Net sales were also favorably impacted by approximately $100 million due to sales of rock in our Miski Mayo operation and sales of excess ammonia and sulfur in the current year period. These increases were partially offset by lower sales volumes of finished goods, which unfavorably impacted net sales by approximately $40 million.
Our average finished product selling price was $575 per tonne for the nine months ended September 30, 2021, an increase of 71% per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 5% for the nine months ended September 30, 2021, compared to the same period in the prior year ago, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment increased to $845.3 million for the nine months ended September 30, 2021, from $(43.4) million for the nine months ended September 30, 2020. The increase in gross margin in the current year period was primarily due to the impact of higher finished product prices of approximately $1.3 billion compared to the prior year, and an increase in rock and excess ammonia and sulfur sales of approximately $40 million. These increases were partially offset by higher raw material costs as discussed below, which impacted gross margin by approximately $280 million, and higher costs of approximately $70 million related to the timing of idle plant and turnaround costs in the current year period. Gross margin was also unfavorably impacted by approximately $50 million, due to lower sales volumes, and higher conversion costs of approximately $20 million.

The average consumed price for ammonia for our North American operations was $371 per tonne for the nine months ended September 30, 2021, compared to $290 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $167 per long ton for the nine months ended September 30, 2021, from $80 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.
The average consumed cost of purchased and produced phosphate rock decreased slightly to $60 per tonne for the nine months ended September 30, 2021, compared to $61 per tonne for the prior year period. Our North American phosphate rock production decreased to 8.6 million tonnes for the nine months ended September 30, 2021, compared to 9.8 million for the nine months ended September 30, 2020. The decrease from the prior year is due to the challenges noted above in the three-month discussion.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased to 5.5 million tonnes for the nine months ended September 30, 2021, compared to 6.0 million tonnes in the prior year period, due to sulfur availability issues in the current year, as well as the items mentioned above in the three-month discussion. For the nine months ended September 30, 2021, our operating rate for processed phosphate production decreased to 73%, compared to 81% in the same period of the prior year.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2021-2020		September 30,		2021-2020
(in millions, except price per tonne or unit)	2021	2020	Change	Percent	2021	2020	Change	Percent
Net sales:
North America	$297.5	$251.8	$45.7	18%	$1,067.9	$849.5	$218.4	26%
International	291.8	212.0	79.8	38%	661.8	611.3	50.5	8%
Total	589.3	463.8	125.5	27%	1,729.7	1,460.8	268.9	18%
Cost of goods sold	353.3	356.2	(2.9)	(1)%	1,136.3	1,112.5	23.8	2%
Gross margin	$236.0	$107.6	$128.4	119%	$593.4	$348.3	$245.1	70%
Gross margin as a percentage of net sales	40%	23%			34%	24%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,547	2,030	(483)	(24)%	5,358	6,021	(663)	(11)%
Performance and Other(b)	261	234	27	12%	756	701	55	8%
Total Potash Segment Tonnes	1,808	2,264	(456)	(20)%	6,114	6,722	(608)	(9)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$326	$205	$121	59%	$283	$217	$66	30%
MOP selling price (fob mine)	$290	$170	$120	71%	$242	$181	$61	34%
Production volume (in thousands of metric tonnes)	1,580	2,111	(531)	(25)%	5,996	6,377	(381)	(6)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended September 30, 2021 and September 30, 2020
The Potash segment’s net sales increased to $589.3 million for the three months ended September 30, 2021, compared to $463.8 million in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $220 million, compared to the same period in the prior year. This was partially offset by lower sales volumes compared to the prior year, which unfavorably impacted net sales by approximately $95 million.

Our average finished product selling price was $326 per tonne for the three months ended September 30, 2021, compared to $205 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products decreased to 1.8 million tonnes for the three months ended September 30, 2021, compared to 2.3 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $236.0 million for the three months ended September 30, 2021, from $107.6 million in the same period of the prior year. The increase in gross margin in the current year period is primarily due to an increase in selling prices, which contributed approximately $220 million to gross margin, compared to the prior year period. This was partially offset by an unfavorable impact of approximately $30 million due to lower sales volumes in the current year period. In addition, the current year period was unfavorably impacted by approximately $30 million from higher Canadian resource taxes, as discussed below. Gross margin was also unfavorably impacted by higher idle costs of approximately $20 million compared to the prior year period.
We had expense of $57.3 million from Canadian resource taxes for the three months ended September 30, 2021, compared to $26.1 million in the same period a year ago. Canadian royalty expense increased to $8.2 million for the three months ended September 30, 2021, compared to $6.9 million for the three months ended September 30, 2020. The fluctuations in Canadian resource taxes and royalties are a result of an increase in sales revenue and margins.
On June 4, 2021, due to increased brine inflows, we made the decision to immediately close the K1 and K2 shafts at our Esterhazy mine, which eliminated future brine inflow management expenses. Therefore, we did not incur any brine inflow management expenses for the three months ended September 30, 2021, compared to $28 million in brine inflow management expenses, including depreciation on brine assets, during the three months ended September 30, 2020. We remain on track in our development of the K3 shaft at our Esterhazy mine, which is expected to reach full operational capacity by the end of the first quarter of 2022.
Our operating rate for potash production was 65% for the current year period, compared to 87% in the prior year period. The decreased operating rate in the current year period reflects the shutdown of our K1 and K2 shafts at our Esterhazy mine.
Nine months ended September 30, 2021 and September 30, 2020
The Potash segment’s net sales increased to $1.7 billion for the nine months ended September 30, 2021, compared to $1.5 billion in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $375 million, and favorable foreign currency impacts of approximately $10 million. This was partially offset by lower sales volumes, which had an unfavorable impact on net sales of approximately $120 million.
Our average selling price was $283 per tonne for the nine months ended September 30, 2021, compared to $217 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes decreased to 6.1 million tonnes for the nine months ended September 30, 2021, compared to 6.7 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $593.4 million for the nine months ended September 30, 2021, from $348.3 million for the same period in the prior year. Gross margin was favorably impacted by approximately $375 million, due to the increase in average selling prices, partially offset by approximately $50 million, due to the impact of lower sales volumes. Gross margin was unfavorably impacted by higher maintenance turnaround costs of approximately $30 million, due to restarting operations at our Colonsay mine, higher Canadian resource taxes of approximately $35 million in the current year period, and approximately $20 million of additional foreign currency impacts in the current year period, compared to the prior year period.
We incurred $146.5 million in Canadian resource taxes for the nine months ended September 30, 2021, compared to $109.9 million in the same period a year ago. Canadian royalty expense increased to $26.7 million for the nine months ended September 30, 2021, compared to $22.9 million for the nine months ended September 30, 2020. The fluctuations in Canadian resource taxes and royalties are due to higher average selling prices and margins in the current year period compared to the prior year.

We incurred expense of $28 million, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the nine months ended September 30, 2021, compared to $54 million in the prior year period.
Our operating rate was 82% for the current year period, compared to 88% in the prior year period, due to the closure of our K1 and K2 shafts.
Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Nine months ended
	September 30,		2021-2020		September 30,		2021-2020
(in millions, except price per tonne or unit)	2021	2020	Change	Percent	2021	2020	Change	Percent
Net Sales	$1,754.7	$1,140.5	$614.2	54%	$3,553.8	$2,658.6	$895.2	34%
Cost of goods sold	1,422.5	963.6	458.9	48%	2,933.4	2,314.5	618.9	27%
Gross margin	$332.2	$176.9	$155.3	88%	$620.4	$344.1	$276.3	80%
Gross margin as a percent of net sales	19%	16%			17%	13%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	722	1,343	(621)	(46)%	1,944	3,203	(1,259)	(39)%
Potash produced in Brazil	56	85	(29)	(34)%	185	231	(46)	(20)%
Purchased nutrients for distribution	2,572	2,160	412	19%	5,626	4,789	837	17%
Total Mosaic Fertilizantes Segment Tonnes	3,350	3,588	(238)	(7)%	7,755	8,223	(468)	(6)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$524	$318	$206	65%	$458	$323	$135	42%
Brazil MAP price (delivered price to third party)	$622	$366	$256	70%	$543	$337	$206	61%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	62	82	(20)	(24)%	222	429	(207)	(48)%
MicroEssentials® from Mosaic	343	373	(30)	(8)%	964	897	67	7%
Potash from Mosaic/Canpotex	1,024	622	402	65%	1,986	1,623	363	22%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$640	$329	$311	95%	$524	$368	$156	42%
Sulfur (long ton)	$222	$107	$115	107%	$179	$119	$60	50%
Blended rock (metric tonne)	$81	$65	$16	25%	$79	$69	$10	14%
Production volume (in thousands of metric tonnes)	982	1,025	(43)	(4)%	2,760	3,057	(297)	(10)%
______________________________
(a) excludes internally produced volumes used in purchased nutrients for distribution
Three months ended September 30, 2021 and September 30, 2020
The Mosaic Fertilizantes segment’s net sales increased to $1.8 billion for the three months ended September 30, 2021, from $1.1 billion in the same period a year ago. The increase in net sales was due to higher finished product sales prices, which favorably impacted net sales by approximately $570 million. This was partially offset by lower finished goods sales volumes, which had an unfavorable impact of approximately $60 million. Net sales were also favorably impacted by increased sales prices and volumes of other products, primarily gypsum and sulfuric acid, of approximately $100 million.

Our average finished product selling price was $524 per tonne for the three months ended September 30, 2021, compared to $318 per tonne for the same period a year ago, due to the increase in global sales prices, favorable market conditions and the mix of products sold.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 7% for the three months ended September 30, 2021, compared to the same period a year ago. Sales volumes were impacted by limited available inventories combined with lower operating rates.
Gross margin for the Mosaic Fertilizantes segment increased to $332.2 million for the three months ended September 30, 2021, from $176.9 million in the same period of the prior year. The increase in gross margin was primarily due to a favorable impact of approximately $570 million related to the increase in selling prices during the current year period compared to the prior year period. Increased sales prices and volumes of other products, primarily gypsum and sulfuric acid, also favorably impacted gross margin by approximately $40 million. Lower finished goods sales volumes unfavorably impacted gross margin by approximately $20 million compared to the prior year period. An increase in raw material costs, primarily material purchases by our distribution business, rock, ammonia and sulfur, had an unfavorable impact on gross margin of approximately $430 million, compared to the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 4% for the three months ended September 30, 2021, compared to the prior year period. For the three months ended September 30, 2021, our phosphate operating rate decreased to 91%, compared to 94% in the same period of the prior year. Current year production was impacted by unplanned maintenance downtime in the current year period.
For the three months ended September 30, 2021, our Brazilian phosphate rock production decreased slightly to 1.0 million tonnes, from 1.1 million tonnes for the prior year period.
Nine months ended September 30, 2021 and 2020
The Mosaic Fertilizantes segment’s net sales were $3.6 billion for the nine months ended September 30, 2021, compared to $2.7 billion in the prior year period. In the current period, net sales were favorably impacted by approximately $860 million due to higher finished goods sales prices, partially offset by the impact of lower finished goods sales volumes of approximately $115 million, and foreign currency impacts of approximately $35 million. Net sales were also favorably impacted by higher sales prices and volumes of other product, primarily gypsum and sulfur acid, of approximately $185 million, compared to the prior year period.
The average finished product selling price increased $135 per tonne to $458 per tonne for the nine months ended September 30, 2021, compared to $323 per tonne in the prior year period, primarily due to the increase in global prices mentioned in the Overview.
The Mosaic Fertilizantes segment’s sales volume decreased to 7.8 million tonnes for the nine months ended September 30, 2021, from 8.2 million tonnes in the same period a year ago, due to factors discussed above in the three-month discussion.
Total gross margin for the nine months ended September 30, 2021, increased to $620.4 million from $344.1 million in the same period in the prior year. In the current year period, gross margin was favorably impacted by favorable sales prices in the aggregate amount of approximately $860 million. Gross margin was negatively impacted by lower sales volumes of approximately $35 million and higher raw materials costs of approximately $610 million in the current year period compared to the prior year. Higher production costs at our facilities, due to lower production volumes and higher maintenance costs, resulted in an unfavorable gross margin impact of approximately $50 million. Idle costs unfavorably impacted gross margin by approximately $20 million compared to the prior year period. Gross margin was also positively impacted by favorable foreign currency impacts of approximately $30 million, sales of other product, primarily gypsum and sulfur acid, of approximately $85 million compared to the prior year period, and favorable product mix of approximately $10 million.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 10% to 2.8 million tonnes for the nine months ended September 30, 2021, from 3.1 million tonnes in the prior year period. The lower production in the current year was due to the unplanned maintenance down time and lower quality ore compared to the prior year period. For the nine months ended September 30, 2021, our phosphate operating rate was 85%, compared to 93% in the same period of the prior year.

For the nine month period ended September 30, 2021, our Brazilian phosphate rock production decreased slightly to 2.9 million tonnes, from 3.2 million tonnes in the prior year period.
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
For the three months ended September 30, 2021, gross margin for Corporate, Eliminations and Other was $(67.9) million, compared to $48.8 million for the same period in the prior year. Results were negatively impacted by a higher elimination of profit on intersegment sales in the current year period, which changed from the prior year by approximately $73.7 million. Gross margin was also negatively impacted by a net unrealized loss of $26.3 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $24.6 million in the prior year period. Gross margin was positively impacted by distribution operations in India and China, which had revenue of $136.2 million and gross margin of $22.9 million in the current year period, compared to revenue of $200.9 million and gross margin of $18.4 million in the prior year period.
For the nine months ended September 30, 2021, gross margin for Corporate, Eliminations and Other was $(7.4) million, compared to $4.5 million for the same period in the prior year. Results were negatively impacted by a higher elimination of profit on intersegment sales in the current year period of $101.3 million which is a change of $104.7 from the same period in the prior year. This was partially offset by distribution operations in India and China, which had revenue of $475.8 million and gross margin of $95.9 million in the current year period, compared to revenue of $439.2 million and gross margin of $40.4 million in the prior year period. The increases in revenue and gross margin were due higher agriculture commodity prices and tight supply of phosphate and potash in the current year period. Gross margin was also positively impacted by a net unrealized gain of $3.6 million in the current year period compared to a net unrealized loss of $17.0 million in the prior year period, primarily on foreign currency derivatives.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2021-2020		September 30,		2021-2020
(in millions)	2021	2020	Change	Percent	2021	2020	Change	Percent
Selling, general and administrative expenses	$97.7	$97.6	$0.1	—%	$307.0	$260.6	$46.4	18%
Mine closure costs	—	—	—	NM	158.1	—	158.1	NM
Other operating expense	65.2	159.0	(93.8)	(59)%	87.8	274.8	(187.0)	(68)%
Interest expense	(54.6)	(50.8)	(3.8)	7%	(147.8)	(158.6)	10.8	(7)%
Interest income	6.8	7.8	(1.0)	(13)%	17.7	25.2	(7.5)	(30)%
Interest expense, net	(47.8)	(43.0)	(4.8)	11%	(130.1)	(133.4)	3.3	(2)%
Foreign currency transaction gain (loss)	(100.1)	5.8	(105.9)	NM	(34.8)	(174.3)	139.5	(80)%
Other income	0.6	4.7	(4.1)	(87)%	5.0	11.6	(6.6)	(57)%
Provision for (benefit from) income taxes	176.6	38.1	138.5	NM	352.2	(97.6)	449.8	NM
Equity in net (loss) of nonconsolidated companies	(1.2)	(32.5)	31.3	(96)%	(13.2)	(82.3)	69.1	(84)%

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $97.7 million for the three months ended September 30, 2021, were essentially flat, compared to $97.6 million in the same period of the prior year.
Selling, general and administrative expenses were $307.0 million for the nine months ended September 30, 2021 compared to $260.6 million in the same period of the prior year. The increase was due primarily to approximately $37 million of compensation expense related to long-term incentive awards and approximately $5 million of higher consulting and professional fees, related to executing on our strategic priorities,compared to the prior year period.
Mine Closure Costs
On June 4, 2021, due to increased brine inflow, we made the decision to accelerate the timing of the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine. For the nine months ended September 30, 2021, we recognized pre-tax costs of $158.1 million related to the permanent closure of these facilities. These costs consisted of $110.0 million related to the write-off of fixed assets, $37.1 million related to asset retirement obligations, and $11.0 million related to inventory and other reserves.
Other Operating Expense
For the three months ended September 30, 2021, we had other operating expenses of $65.2 million, compared to $159.0 million for the same period in the prior year. The three months ended September 30, 2021 include approximately $13 million related to revisions in estimated closure costs for our asset retirement obligations at our closed facilities compared to approximately $76 million in the prior year period. Environmental reserves in the current year period were approximately $20 million compared to $35 million in the period year period. Costs for closed and indefinitely idled facilities were approximately $6 million lower in the current year period compared to the same period in the prior year. The prior year also included approximately $8 million for reserves for legal matters and approximately $7 million related to integration costs of our North American business operations.
For the nine months ended September 30, 2021, we had other operating expenses of $87.8 million, compared to $274.8 million for the same period in the prior year. The nine months ended September 30, 2021 include approximately $16 million related to revisions in estimated closure costs for our asset retirement obligations at our closed facilities compared to approximately $126 million in the prior year period. In addition to the items mentioned above in the three-month discussion, the current year period includes income of approximately $20 million related to a gain on selling a warehouse and approximately $8 million related to the recovery of a reserve for the Acquired Business.

Foreign Currency Transaction Gain (Loss)
We recorded foreign currency transaction losses of $(100.1) million and $(34.8) million for the three and nine months ended September 30, 2021, respectively, compared to a gain of $5.8 million and a loss of $(174.3) million for the three and nine months ended September 30, 2020. For the three months ended September 30, 2021, the loss was the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries and the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans.
For the nine months ended September 30, 2021, the loss was the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries. This was partially offset by the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans and the weakening of the Peruvian sol relative to the U.S. dollar on deferred tax liabilities in the Miski Mayo operations in Peru.
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the three and nine months ended September 30, 2021, we had equity in net loss of nonconsolidated companies of $1.2 million and $13.2 million, respectively, compared to equity in net loss of nonconsolidated companies of $32.5 million and $82.3 million for the same periods in the prior year. All of these losses are primarily related to operations at MWSPC.

Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
September 30, 2021	31.9%	$176.6
September 30, 2020	57.7%	$38.1

Nine months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
September 30, 2021	26.3%	$352.2
September 30, 2020	54.8%	$(97.6)
Income tax expense was $176.6 million and $352.2 million, and the effective tax rate was 31.9% and 26.3% for the three and nine months ended September 30, 2021.
For the three months ended September 30, 2021, tax expense specific to the period was a cost of approximately $20.0 million. This consisted primarily of net tax cost related to true up of estimates related to our U.S. tax return provision, a benefit for withholding taxes related to undistributed earnings, and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
For the nine months ended September 30, 2021, tax expense specific to the period was a benefit of approximately $25.2 million. This relates to various items including benefits for the following items: $42.7 million benefit related to the pretax Esterhazy mine closure costs, and $2.8 million benefit recorded related to prior year non-U.S. reserves. These tax benefits are partially offset by net tax costs of $20.3 million primarily related to true up of estimates related to our U.S. tax return provision, a benefit for withholding taxes related to undistributed earnings, and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $0.8 billion, short-term debt of $0.1 million, long-term debt, including current maturities, of approximately $4.0 billion, and stockholders’ equity of approximately $10.6 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the nine months ended September 30, 2021, we invested $925.8 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of September 30, 2021, we had $2.49 billion available under our $2.50 billion committed revolving credit facility and approximately $500 million available under uncommitted facilities. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of September 30, 2021.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2021. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2021 and September 30, 2020:

(in millions)	Nine months ended
	September 30, 2021		2021-2020
Cash Flow	2021	2020	Change	Percent
Net cash provided by operating activities	$1,756.6	$1,344.2	$412.4	31%
Net cash used in investing activities	(930.6)	(794.7)	(135.9)	17%
Net cash used in financing activities	(578.7)	(50.9)	(527.8)	NM
Operating Activities
During the nine months ended September 30, 2021, net cash provided by operating activities was $1.8 billion, compared to $1.3 billion for the nine months ended September 30, 2020. Our results of operations, after non-cash adjustments to net earnings, contributed $1.9 billion to cash flows from operating activities during the nine months ended September 30, 2021, compared to $670.9 million as computed on the same basis for the prior year period. During the nine months ended September 30, 2021, we had an unfavorable working capital change of $173.9 million, compared to a favorable change of $673.3 million during the nine months ended September 30, 2020.
The change in working capital for the nine months ended September 30, 2021, was primarily driven by, an increase in accounts receivable of $221.7 million, an increase in inventories of $574.7 million and an increase in accounts payable and accrued expenses of $669.8 million. The increase in accounts receivables is primarily due to the increase in sales prices during 2021. The increase in inventories was primarily due to higher raw material costs and building inventory volumes, primarily in Brazil, as they prepare for their high season. The increase in accounts payable and accrued liabilities was primarily related to an increase in customer prepayments in Brazil and higher raw material costs.
Investing Activities
Net cash used in investing activities was $930.6 million for the nine months ended September 30, 2021, compared to $794.7 million for the same period a year ago. Capital expenditures increased to $925.8 million for the nine months ended September 30, 2021, compared to $785.8 million in the prior year period, primarily due to the timing of payments and an increase in expansion projects in the current year. In addition, in the prior year, we deferred certain projects until later in the year due to the Covid-19 outbreak.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021, was $578.7 million, compared to $50.9 million for the same period in the prior year. During the nine months ended September 30, 2021, we made payments on long-term debt of $594.7 million, which included the early redemption of our $450 million 3.75 percent senior notes that were due November 2021. We also paid dividends of $75.9 million and made repurchases of our common stock of $20.0 million. For the nine months ended September 30, 2021, we had net proceeds from structured accounts payable of $87 million, compared to net payments of $127 million in the prior year period. We also had net collections on behalf of the bank under our Receivable Purchasing Agreement of $47.5 million, which had not yet been remitted to them as of September 30, 2021.
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
Environmental, Health, Safety and Security Matters

Waters of the United States. On March 2, 2021, the 10th Circuit Court of Appeals determined that the district court abused its discretion when it granted the State of Colorado's request to stay the effective date of the Navigable Waters Protection Rule (the “NWPR”) in Colorado. In reversing and vacating the district court's decision, the court ruled that Colorado was not entitled to a preliminary injunction because it did not show it would suffer irreparable injury if the rule went into effect. As a result, the NWPR remains in effect in all states.

On June 10, 2021, EPA and the Corps of Engineers (the “Corps”) filed a “Motion to Remand to Agency” and supporting legal memorandum with the U.S. District Court for the District of Massachusetts in Conservation Law Foundation (CLF) v. EPA, et al. asking the court to remand the NWPR, so they can “commence a new rulemaking to revise or replace the rule.” The Agencies state they intend to initiate a new rulemaking process that restores the protections in place prior to the 2015 Waters of the United States (WOTUS) implementation. They propose developing a new rule that defines WOTUS, informed by a “robust” engagement process as well as the experience of implementing the pre-2015 rule and prior administrations’ NWPR.

On August 30, 2021, a federal judge in the U.S. District Court for Arizona issued an order vacating the prior administration’s NWPR, and remanded the rule back to EPA and the Corps. EPA is currently in the process of initiating a rulemaking to replace the NWPR, and it is unclear how this recent decision will affect that formal rulemaking effort. The U.S District Court ordered a reversion back to the pre-2015 standard.

On the same day, the EPA announced that, in light of the District Court’s vacating of the prior administration's NWPR, the EPA and Corps have halted implementation of the NWPR and are interpreting WOTUS consistent with the pre-2015 standard.
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
• the potential drop in oil demand/production and its impact on the availability and price of sulfur;
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
As of September 30, 2021, and December 31, 2020, the fair value of our major foreign currency exchange contracts was ($0.5) million and $10.0 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2021					As of December 31, 2020
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Years ending December 31,
	2021	2022	2023	2024		2021	2022	2023
Foreign Currency Exchange Forwards
Canadian Dollar					$3.1				$31.9
Notional (million US$) - short Canadian dollars	$168.3	$230.6	$57.2	$6.3		$170.0	$48.4	$6.0
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2714	1.2703	1.2598	1.2794		1.3089	1.3285	1.3304
Notional (million US$) - long Canadian dollars	$307.9	$732.7	$121.7	$35.2		$670.5	$196.5	$59.4
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2798	1.2685	1.2946	1.2346		1.3291	1.3153	1.3299
Foreign Currency Exchange Collars
Canadian Dollar					$0.4				$0.4
Notional (million US$) - long Canadian dollars	$—	$15.5	$—	$—		$—	$30.3	$—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	1.2875	—	—		—	1.3432	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	1.3433	—	—		—	1.2874	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$(2.7)				$(19.4)
Notional (million US$) - short Brazilian real	$455.1	$22.0	$—	$—		$582.4	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.3113	5.5367	—	—		5.2160	—	—
Notional (million US$) - long Brazilian real	$276.9	$325.2	$—	$—		$924.6	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.3473	5.4909	—	—		5.3068	—	—
Indian Rupee					$(0.4)				$(2.1)
Notional (million US$) - short Indian rupee	$111.0	$25.0	$—	$—		$146.0	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	75.0494	74.7212	—	—		74.5083	—	—
China Renminbi					$(0.9)				$(0.8)
Notional (million US$) - short China renminbi	$81.0	$3.0	$—	$—		$78.0	$—	$—
Weighted Average Rate - China renminbi to U.S. dollar	6.5895	6.6025	—	—		6.6211	—	—
Total Fair Value					$(0.5)				$10.0
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated

Financial Statements in this report.
Commodities
As of September 30, 2021, and December 31, 2020, the fair value of our natural gas commodities contracts was $36.6 million and $5.3 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2021					As of December 31, 2020
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2021	2022	2023	2024	Fair Value	2021	2022	2023	2024	Fair Value
Natural Gas Swaps					$36.6					$5.3
Notional (million MMBtu) - long	2.8	9.9	9.4	4.8		17.7	8.5	1.2	—
Weighted Average Rate (US$/MMBtu)	$1.88	$2.23	$2.34	$2.72		$1.93	$2.16	$2.88	$—
Total Fair Value					$36.6					$5.3

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2021.

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 16 of our Condensed Consolidated Financial Statements in this report:
Waters of the United States. In June 2015, EPA and the U.S. Army Corps of Engineers (the “Corps”) jointly issued a final rule that proposed to clarify the scope of waters regulated under the federal Clean Water Act (the “CWA”). The final rule (the “2015 Clean Water Rule”) became effective in August 2015, but has been challenged through numerous lawsuits.
In January 2018, the U.S. Supreme Court unanimously held all challenges to the 2015 Clean Water Rule must be heard in federal district courts rather than in the federal courts of appeal, overruling a decision by the Sixth Circuit's Court of Appeals. Since then, a number of U.S. District Courts revived dormant litigation that challenged the 2015 Clean Water Rule.
On December 11, 2018, EPA and the Corps issued a proposed rule to replace the 2015 Clean Water Rule, referred to as the “Navigable Waters Protection Rule” (the “NWPR”). The agencies’ stated interpretation for the proposed rule is to provide clarity, predictability and consistency so that the regulated community can better understand where the Clean Water Act applies and where it does not.
On September 12, 2019, EPA and the Corps jointly issued a final regulation that repealed the 2015 Clean Water Rule and restored the previous regulatory regime. This regulation re-established national consistency by returning all jurisdictions to the longstanding regulatory framework that existed prior to the 2015 Clean Water Rule.
The repeal of the 2015 Clean Water Rule was the first step in a two-step rulemaking process to define the scope of “waters of the United States” that are regulated under the CWA. The second step was completed in April 2020, when EPA and the Corps jointly issued the final NWPR which became effective on June 22, 2020. By defining what constitutes WOTUS under the federal CWA, the new rule distinguishes between federal waters and waters under the sole control of the States. The new NWPR revised the definition of WOTUS under the CWA to include: (i) territorial seas and traditional navigable waters; (ii) perennial and intermittent tributaries to those waters; (iii) certain lakes, ponds, and impoundments; (iv) and wetlands adjacent to jurisdictional waters.
The new NWPR is in effect in every state except for Colorado. To date, there have been 13 complaints filed in 11 different U.S. District Courts seeking to challenge final rule.
In August 2020, the Justice Department, an industry coalition, and individual landowners filed a Notice of Appeal with the U.S. Court of Appeals for the 10th Circuit to challenge the injunction entered by the District Court for Colorado.
On March 2, 2021, the 10th Circuit Court of Appeals determined that the District Court abused its discretion when it granted the State of Colorado's request to stay the effective date of the NWPR in Colorado. In reversing and vacating the District Court's decision, the 10th Circuit ruled that Colorado was not entitled to a preliminary injunction because it did not show it would suffer irreparable injury if the rule went into effect. As a result, the NWPR remains in effect in all states.
On June 10, 2021, EPA and the Corps filed a “Motion to Remand to Agency” and supporting legal memorandum with the U.S. District Court for the District of Massachusetts in Conservation Law Foundation (“CLF”) v. EPA, et al. asking the court to remand the NWPR, so they can “commence a new rulemaking to revise or replace the rule.” The agencies state they intend to initiate a new rulemaking process that restores the protections in place prior to the 2015 Clean Water Rule implementation. They propose developing a new rule that defines WOTUS, informed by a “robust” engagement process as well as the experience of implementing the pre-2015 rule and prior administrations’ NWPR.
On August 30, 2021, a federal judge in the U.S. District Court for the District of Arizona issued an order vacating the prior administration’s NWPR, and remanded the rule back to EPA and the Corps . EPA is currently in the process of initiating a rulemaking to replace the NWPR. It is unclear how this recent decision will affect that formal rulemaking effort, or the Company's future operations.

The U.S. District Court for the District of Arizona reverted back to the pre-2015 standard.
On Friday August 30, 2021, the EPA announced that in light of the Arizona Court’s vacating of the NWPR, the EPA and Corps have halted implementation of the NWPR and are interpreting WOTUS consistent with the pre-2015 standard.
Countervailing Duty Petitions. In 2020, we filed petitions with the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions was to remedy the distortions that we believe foreign subsidies have caused or are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition. On February 16, 2021, the DOC made final affirmative determinations that countervailable subsidies were being provided by those governments. On March 11, 2021 the ITC made final affirmative determinations that the U.S. phosphate fertilizer industry is materially injured by reason of subsidized phosphate fertilizer imports from Morocco and Russia. As a result of these determinations, the DOC issued countervailing duty orders on phosphate fertilizer imports from Russia and Morocco, which are scheduled to remain in place for at least five years. Currently, the cash deposit rates for such imports are approximately 20 percent for Moroccan producer OCP, 9 percent and 47 percent for Russian producers PhosAgro and Eurochem, respectively, and 17 percent for all other/Russian producers. The final determinations in the DOC and ITC investigations are subject to challenge before U.S. federal courts and the World Trade Organization. Mosaic has initiated actions at the U.S. Court of International Trade contesting certain aspects of the DOC's final determinations that, we believe, failed to capture the full extent of Moroccan and Russian phosphate fertilizer subsidies. Moroccan and Russian producers have also initiated U.S. Court of International Trade actions, seeking lower cash deposit rates and revocation of the countervailing duty orders. Further, the cash deposit rates and the amount of countervailing duties owed by importers on such imports could change based on the results of the litigation as well as DOC's annual administrative review proceedings.
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
Cruz Litigation. On August 27, 2020, a putative class action complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, FL against our wholly owned subsidiary, Mosaic Global Operations Inc., and two unrelated co-defendants. The complaint alleges claims related to elevated levels of radiation at two manufactured housing communities located on reclaimed mining land in Mulberry, Polk County, Florida, allegedly due to phosphate mining and reclamation activities occurring decades ago. Plaintiffs seek monetary damages, including punitive damages, injunctive relief requiring remediation of their properties, and a medical monitoring program funded by the defendants. On October 14, 2021, the court substantially granted a motion to dismiss we filed late in 2020, with leave for the plaintiffs to amend their complaint. We intend to vigorously defend this matter.

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

We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, China, India and Paraguay are a fundamental part of our business. We have a majority interest in the joint venture entity operating the Miski Mayo mine in Peru that supplies phosphate rock to us. We also have a minority joint venture investment in MWSPC, which operates a mine and chemical complexes that produce phosphate fertilizers and other downstream products in the Kingdom of Saudi Arabia. Volatile economic, market and political conditions, including the recent election of Peru's president, may have a negative impact on our operations, operating results and financial condition. In addition, unfavorable changes in trade protection laws, policies and measures, or governmental actions and policies and other regulatory requirements affecting trade and the pricing and sourcing of our raw materials, may also have a negative impact on our operations, operating results and financial condition.

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
On August 23, 2021, our Board of Directors authorized the 2021 Repurchase Program, which replaces the previous authorization that had $700 million of the original $1.5 billion remaining. The 2021 Repurchase Program allows us to repurchase up to $1.0 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. During the three months ended September 30, 2021, we repurchased 629,822 shares of Common Stock in the open market under the 2021 Repurchase Program for approximately $21.0 million.

Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended September 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
July 1, 2021- July 31, 2021	—	—	—	—
August 1, 2021- August 31, 2021	—	—	—	—
September 1, 2021- September 30, 2021	629,822	$33.34	629,822	$979,000,227
Total	629,822	$33.34	629,822	$979,000,227
______________________________

(a)    On August 23, 2021, we announced our 2021 Repurchase program, replacing our 2015 Repurchase Program, which allows us to repurchase up to $1.0 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2021 Repurchase Program has no set expiration date.
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

4.i
Credit Agreement, dated as of August 19, 2021, among The Mosaic Company, Bank of America, N.A., as administrative agent, Swing Line Lender and an L/C Issuer, and the lenders and other L/C Issuers party thereto
Exhibit 4.i to Mosaic's Current Report on Form 8-K dated August 23, 2021, and filed on August 23, 2021

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
November 2, 2021