Form 10-Q
period 2022-03-31
MOSAIC CO
filed 2022-05-03
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 361,993,312 shares of Common Stock as of April 29, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Net sales	$3,922.3	$2,297.1
Cost of goods sold	2,483.2	1,862.2
Gross margin	1,439.1	434.9
Selling, general and administrative expenses	132.4	101.7
Other operating expense	50.9	20.0
Operating earnings	1,255.8	313.2
Interest expense, net	(39.3)	(45.0)
Foreign currency transaction gain (loss)	310.7	(45.8)
Other income	0.2	3.0
Earnings from consolidated companies before income taxes	1,527.4	225.4
Provision for income taxes	372.4	59.7
Earnings from consolidated companies	1,155.0	165.7
Equity in net earnings (loss) of nonconsolidated companies	30.7	(7.5)
Net earnings including noncontrolling interests	1,185.7	158.2
Less: Net earnings attributable to noncontrolling interests	3.7	1.5
Net earnings attributable to Mosaic	$1,182.0	$156.7
Basic net earnings per share attributable to Mosaic	$3.23	$0.41
Basic weighted average number of shares outstanding	366.1	379.2
Diluted net earnings per share attributable to Mosaic	$3.19	$0.41
Diluted weighted average number of shares outstanding	370.1	382.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Net earnings including noncontrolling interest	$1,185.7	$158.2
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	305.3	(106.1)
Net actuarial gain and prior service cost	0.4	3.8
Realized gain on interest rate swap	0.5	0.5
Net (loss) on marketable securities held in trust fund	(28.4)	(17.8)
Other comprehensive income (loss)	277.8	(119.6)
Comprehensive income	1,463.5	38.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	8.0	(0.8)
Comprehensive income attributable to Mosaic	$1,455.5	$39.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$881.9	$769.5
Receivables, net, including affiliate receivables of $340.6 and $390.1, respectively	1,530.1	1,531.9
Inventories	3,326.5	2,741.4
Other current assets	486.9	282.5
Total current assets	6,225.4	5,325.3
Property, plant and equipment, net of accumulated depreciation of $8,579.6 and $8,238.1, respectively	12,837.6	12,475.3
Investments in nonconsolidated companies	727.2	691.8
Goodwill	1,196.4	1,172.2
Deferred income taxes	1,012.6	997.1
Other assets	1,423.9	1,374.7
Total assets	$23,423.1	$22,036.4
Liabilities and Equity
Current liabilities:
Short-term debt	$480.5	$302.8
Current maturities of long-term debt	599.7	596.6
Structured accounts payable arrangements	850.1	743.7
Accounts payable	848.7	1,260.7
Accrued liabilities	2,272.7	1,883.6
Total current liabilities	5,051.7	4,787.4
Long-term debt, less current maturities	3,377.6	3,382.2
Deferred income taxes	1,070.7	1,016.2
Other noncurrent liabilities	2,132.3	2,102.1
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 391,681,516 shares issued and 362,008,984 shares outstanding as of March 31, 2022, 390,815,099 shares issued and 368,732,231 shares outstanding as of December 31, 2021	3.6	3.7
Capital in excess of par value	56.6	478.0
Retained earnings	13,196.5	12,014.2
Accumulated other comprehensive loss	(1,618.3)	(1,891.8)
Total Mosaic stockholders' equity	11,638.4	10,604.1
Noncontrolling interests	152.4	144.4
Total equity	11,790.8	10,748.5
Total liabilities and equity	$23,423.1	$22,036.4
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,185.7	$158.2
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	226.7	209.1
Deferred and other income taxes	130.2	(37.0)
Equity in net (earnings) loss of nonconsolidated companies, net of dividends	(30.7)	7.5
Accretion expense for asset retirement obligations	19.6	17.1
Accretion expense for leases	3.2	3.8
Share-based compensation expense	16.4	14.9
Unrealized (gain) loss on derivatives	(98.8)	(7.1)
Foreign currency adjustments	(318.9)	34.5
Other	11.8	0.8
Changes in assets and liabilities:
Receivables, net	87.0	(1.5)
Inventories	(281.6)	(180.7)
Other current and noncurrent assets	(88.1)	14.0
Accounts payable and accrued liabilities	(296.9)	64.6
Other noncurrent liabilities	(59.4)	20.6
Net cash provided by operating activities	506.2	318.8
Cash Flows from Investing Activities:
Capital expenditures	(290.5)	(288.6)
Purchases of available-for-sale securities - restricted	(57.8)	(123.7)
Proceeds from sale of available-for-sale securities - restricted	51.9	110.8
Purchases of held-to-maturity securities	—	(0.8)
Proceeds from sale of held-to-maturity securities	1.7	0.8
Other	(2.5)	(7.0)
Net cash used in investing activities	(297.2)	(308.5)
Cash Flows from Financing Activities:
Payments of short-term debt	(643.3)	—
Proceeds from issuance of short-term debt	814.4	15.0
Payments of structured accounts payable arrangements	(462.5)	(161.0)
Proceeds from structured accounts payable arrangements	563.6	314.7
Collections of transferred receivables	446.9	86.6
Payments of transferred receivables	(375.6)	—
Payments of long-term debt	(14.1)	(114.5)
Repurchases of stock	(422.1)	—
Cash dividends paid	(40.6)	(18.9)
Other	8.3	(0.2)
Net cash (used in) provided by financing activities	(125.0)	121.7
Effect of exchange rate changes on cash	31.1	(20.1)
Net change in cash, cash equivalents and restricted cash	115.1	111.9
Cash, cash equivalents and restricted cash - December 31	786.3	594.4
Cash, cash equivalents and restricted cash - March 31	$901.4	$706.3
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$881.9	$692.0
Restricted cash in other current assets	10.1	10.0
Restricted cash in other assets	9.4	4.3
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$901.4	$706.3

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $6.4 and $10.2 for the three months ended March 31, 2022 and 2021, respectively)	$4.2	$0.6
Income taxes (net of refunds)	258.5	82.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	379.1	$3.8	$872.8	$10,511.0	$(1,806.2)	$173.8	$9,755.2
Total comprehensive income (loss)	—	—	—	156.7	(117.3)	(0.8)	38.6
Vesting of restricted stock units	0.6	—	(7.6)	—	—	—	(7.6)
Stock based compensation	—	—	11.0	—	—	—	11.0
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2021	379.7	$3.8	$876.2	$10,667.7	$(1,923.5)	$172.8	$9,797.0

Balance as of December 31, 2021	368.7	$3.7	$478.0	$12,014.2	$(1,891.8)	$144.4	$10,748.5
Total comprehensive income (loss)	—	—	—	1,182.0	273.5	8.0	1,463.5
Stock option exercises	—	—	8.3	—	—	—	8.3
Vesting of restricted stock units	0.9	—	(19.5)	—	—	—	(19.5)
Stock based compensation	—	—	11.8	—	—	—	11.8
Share repurchases	(7.6)	(0.1)	(422.0)	—	—	—	(422.1)
Dividends	—	—	—	0.3	—	—	0.3
Balance as of March 31, 2022	362.0	$3.6	$56.6	$13,196.5	$(1,618.3)	$152.4	$11,790.8

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
We are organized into the following business segments:
•Our Phosphate business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. The Phosphate segment includes our 75% interest in the Miski Mayo Phosphate Mine in Peru. These results are consolidated in the Phosphate segment. The Phosphate segment also includes our 25% interest in the Ma’aden Wa’ad Al Shamal Phosphate Company (“MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We market approximately 25% of MWSPC phosphate production. We recognize our equity in the net earnings or losses relating to MWSPC on a one-quarter lag in our Condensed Consolidated Statements of Earnings.
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
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
3. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2022	December 31, 2021
Other current assets
Income and other taxes receivable	$185.6	$126.1
Prepaid expenses	163.5	107.3
Other	137.8	49.1
	$486.9	$282.5

Other assets
Restricted cash	$9.4	$8.5
MRO inventory	148.7	144.7
Marketable securities held in trust	695.8	731.5
Operating lease right-of-use assets	154.8	120.2
Indemnification asset	24.9	21.0
Long-term receivable	46.4	41.5
Other	343.9	307.3
	$1,423.9	$1,374.7

Accrued liabilities
Accrued dividends	$1.9	$43.6
Payroll and employee benefits	169.0	235.9
Asset retirement obligations	218.0	222.4
Customer prepayments (a)	818.4	437.7
Accrued income and other taxes	250.4	184.3
Operating lease obligation	56.1	59.7
Servicing liability	152.4	81.1
Other	606.5	618.9
	$2,272.7	$1,883.6

Other noncurrent liabilities
Asset retirement obligations	$1,553.4	$1,526.9
Accrued pension and postretirement benefits	127.9	64.3
Operating lease obligation	101.6	114.4
Unrecognized tax benefits	29.6	156.6
Other	319.8	239.9
	$2,132.3	$2,102.1
______________________________
(a) The timing of recognition of revenue related to our performance obligations may be different than the timing of collection of cash related to those performance obligations. Specifically, we collect prepayments from certain customers in Brazil. In addition, cash collection from

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2022	2021
Net income attributable to Mosaic	$1,182.0	$156.7
Basic weighted average number of shares outstanding	366.1	379.2
Dilutive impact of share-based awards	4.0	3.6
Diluted weighted average number of shares outstanding	370.1	382.8
Basic net income per share attributable to Mosaic	$3.23	$0.41
Diluted net income per share attributable to Mosaic	$3.19	$0.41
A total of 0.4 million and 0.7 million shares of common stock subject to issuance related to share-based awards for the three months ended March 31, 2022 and March 31, 2021, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
5. Inventories
Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$373.7	$296.6
Work in process	749.6	741.1
Finished goods	2,001.6	1,534.3
Final price deferred(a)	47.4	31.4
Operating materials and supplies	154.2	138.0
	$3,326.5	$2,741.4
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
6. Goodwill
Mosaic had goodwill of $1.2 billion as of March 31, 2022 and December 31, 2021, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2021	$1,064.2	$95.9	$12.1	$1,172.2
Foreign currency translation	19.9	4.3	—	24.2
Balance as of March 31, 2022	$1,084.1	$100.2	$12.1	$1,196.4

We are required to perform our next annual goodwill impairment analysis as of October 31, 2022. It is possible that future business conditions could deteriorate from the current state, raw material or product price projections could decline significantly from current estimates, or our common stock price could decline significantly. If our net sales and cash flow projections are not achieved or our common stock price significantly declines from current levels, book values of certain operations could exceed their fair values, which may result in goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of March 31, 2022, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$7.1	$—	$—	$7.1
Level 2
Corporate debt securities	198.6	0.8	(7.3)	192.1
Municipal bonds	201.0	0.9	(5.8)	196.1
U.S. government bonds	306.2	—	(21.6)	284.6
Total	$712.9	$1.7	$(34.7)	$679.9

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$8.1	$—	$—	$8.1
Level 2
Corporate debt securities	198.8	5.6	(0.9)	203.5
Municipal bonds	198.1	6.5	(0.5)	204.1
U.S. government bonds	305.3	—	(6.1)	299.2
Total	$710.3	$12.1	$(7.5)	$714.9

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$143.8	$(6.6)	$67.1	$(0.8)
Municipal bonds	127.2	(5.0)	39.9	(0.4)
U.S. government bonds	116.5	(8.3)	152.2	(2.5)
	$387.5	$(19.9)	$259.2	$(3.7)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$6.5	$(0.7)	$3.6	$(0.1)
Municipal bonds	10.3	(0.8)	4.5	(0.1)
U.S. government bonds	165.7	(13.3)	143.4	(3.6)
	$182.5	$(14.8)	$151.5	$(3.8)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2022. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

March 31, 2022
Due in one year or less	$17.7
Due after one year through five years	348.4
Due after five years through ten years	280.7
Due after ten years	26.0
Total debt securities	$672.8
For the three months ended March 31, 2022, realized gains were $0.8 million and there were no realized losses. For the three months ended March 31, 2021, realized gains were $2.9 million and realized losses were $0.3 million.

8. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of March 31, 2022 and December 31, 2021, $452.8 million and $302.7 million, respectively, of inventory was financed under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Receivable Purchasing Arrangement
We finance certain accounts receivable through a Receivable Purchasing Agreement (“RPA”), with a bank whereby, from time-to-time, we sell the receivables. The net face value of the purchased receivables may not exceed $400 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. The receivables sold under the RPA are accounted for as a true sale. Upon sale, these receivables are removed from the Condensed Consolidated Balance Sheets. Cash received is presented as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
During the three months ended March 31, 2022 and March 31, 2021, the Company sold approximately $549.3 million, and $86.6 million, respectively, of accounts receivable under this arrangement. Discounts on sold receivables were not material for any period presented. Following the sale to the bank, we continue to service the collection of the receivable on behalf of the bank without further consideration. As of March 31, 2022 and December 31, 2021, $152.4 million and $81.1 million, respectively, had been collected but not yet remitted to the bank. This amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. As of March 31, 2022 and December 31, 2021, the total structured accounts payable arrangements were $850.1 million and $743.7 million, respectively.
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
Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in Gypstacks to neutralize acidity; (iii) close and monitor Gypstacks at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for five years after closing our Carlsbad, New Mexico facility; (vi) decommission facilities, manage tailings and execute site reclamation at our Saskatchewan potash mines at the end of their useful lives; (vii) de-commission mines in Brazil and Peru; and (viii) decommission plant sites and close Gypstacks in Brazil. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations, which is discounted using a credit-adjusted risk-free rate.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of our AROs is as follows:

(in millions)	March 31, 2022	December 31, 2021
AROs, beginning of period	$1,749.3	$1,393.9
Liabilities incurred	4.6	20.2
Liabilities settled	(54.1)	(163.1)
Accretion expense	19.6	71.9
Revisions in estimated cash flows	12.1	443.3
Foreign currency translation	39.9	(16.9)
AROs, end of period	1,771.4	1,749.3
Less current portion	218.0	222.4
Non-current portion of AROs	$1,553.4	$1,526.9
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
As of December 31, 2021, the undiscounted amount of our Gypstack Closure Costs ARO associated with the facilities covered by the 2015 Consent Decrees, determined using the assumptions used for financial reporting purposes, was approximately $1.8 billion, and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet for those facilities was approximately $603 million.
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities. Pursuant to federal or state laws, the applicable government entities are permitted to draw against such amounts in the event we cannot perform such closure activities. One of the financial assurance arrangements was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City. The Plant City Trust also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for the Plant City Facility in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $249.7 million, which reflects our closure cost estimates as of December 31, 2021. The other financial assurance arrangement was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In July 2018, we received $21.0 million from the Bonnie Facility Trust by substituting for the trust fund a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
As of March 31, 2022 and December 31, 2021, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $249.7 million and $262.9 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
10. Income Taxes
During the three months ended March 31, 2022, gross unrecognized tax benefits decreased by $100.4 million to $24.2 million. The decrease is primarily related to the effective settlement of unrecognized tax benefits during the quarter. If recognized, approximately $23.8 million of the $24.2 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $4.4 million and $31.1 million as of March 31, 2022 and December 31, 2021, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended March 31, 2022, tax expense was a benefit of approximately $9.0 million. This consisted primarily of a share-based excess benefit, which was partially offset by changes in valuation allowances and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
than including them in the consolidated effective tax rate. For the three months ended March 31, 2022, income tax expense was not impacted by this set of rules.
For the three months ended March 31, 2021, discrete tax expense was a benefit of approximately $4.4 million. This consisted primarily of tax cost related to non-U.S. prior year adjustments, write-off of expired stock options, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of March 31, 2022 and December 31, 2021.
As of March 31, 2022 and December 31, 2021, the gross asset position of our derivative instruments was $144.2 million and $45.3 million, respectively, and the gross liability position of our liability instruments was $47.9 million and $45.5 million, respectively.
As of March 31, 2022 and December 31, 2021, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2022	December 31, 2021
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	3,215.4	3,185.8
Natural gas derivatives	Commodity	MMbtu	20.8	23.6
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2022 and December 31, 2021, was $13.3 million and $8.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2022, we would have been

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
required to post an additional $1.8 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
12. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2022 and December 31, 2021, the gross asset position of our foreign currency derivative instruments was $103.2 million and $27.0 million, respectively, and the gross liability position of our foreign currency derivative instruments was $47.9 million and $45.4 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of March 31, 2022 and December 31, 2021, the gross asset position of our commodity derivative instruments was $41.0 million and $18.3 million, respectively, and the gross liability position of our commodity instruments was zero and $0.1 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of March 31, 2022.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$881.9	$881.9	$769.5	$769.5
Accounts receivable	1,530.1	1,530.1	1,531.9	1,531.9
Accounts payable	848.7	848.7	1,260.7	1,260.7
Structured accounts payable arrangements	850.1	850.1	743.7	743.7
Short-term debt	480.5	480.5	302.8	302.8
Long-term debt, including current portion	3,977.3	4,261.0	3,978.8	4,516.1
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
13. Share Repurchases
On August 23, 2021, our Board of Directors authorized a $1.0 billion share repurchase program (the “2021 Repurchase Program”), replacing our 2015 Repurchase Program. The 2021 Repurchase Program allows the Company to repurchase shares of our Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise and has no set expiration date. In connection with this authorization, the remaining amount of $700 million authorized under 2015 Repurchase Program was terminated.
On February 24, 2022, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $400 million of our Common Stock. At inception, we paid the financial institution $400 million and took initial delivery of 7,056,229 shares of our Common Stock. Under the terms of the ASR agreement, upon settlement, we would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution. In the second quarter of 2022, the ASR agreement was completed and we paid the financial institution an additional $54.2 million. When combining the initial $400 million paid at the inception of the ASR agreement and the cash settlement of $54.2 million at the termination of the ASR agreement, we repurchased approximately 7,056,229 shares at an average repurchase price of $64.37 per share. This ASR will exhaust most of the remaining share repurchase authorization established in the 2021 Repurchase Program. Following the completion of the current authorization, our Board of Director has approved the establishment of a new $1.0 billion share repurchase authorization.
During the quarter ended March 31, 2022, we repurchased 7,589,664 shares of Common Stock in the open market under the 2021 Repurchase Program for approximately $422.1 million. This includes 7,056,229 shares purchased under the ASR agreement.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in AOCI, net of tax, by component during the three months ended March 31, 2022 and March 31, 2021:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended March 31, 2022
Balance at December 31, 2021	$(1,825.5)	$(72.8)	$5.2	$1.3	$(1,891.8)
Other comprehensive income (loss)	302.5	0.7	0.5	(37.0)	266.7
Tax (expense) benefit	2.8	(0.3)	—	8.6	11.1
Other comprehensive income (loss), net of tax	305.3	0.4	0.5	(28.4)	277.8
Other comprehensive income (loss) attributable to noncontrolling interest	(4.3)	—	—	—	(4.3)
Balance as of March 31, 2022	$(1,524.5)	$(72.4)	$5.7	$(27.1)	$(1,618.3)

Three Months Ended March 31, 2021
Balance at December 31, 2020	$(1,719.1)	$(109.7)	$3.7	$18.9	$(1,806.2)
Other comprehensive income (loss)	(114.4)	1.3	0.5	(17.8)	(130.4)
Tax (expense) benefit	8.3	2.5	—	—	10.8
Other comprehensive income (loss), net of tax	(106.1)	3.8	0.5	(17.8)	(119.6)
Other comprehensive income (loss) attributable to noncontrolling interest	2.3	—	—	—	2.3
Balance as of March 31, 2021	$(1,822.9)	$(105.9)	$4.2	$1.1	$(1,923.5)
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of March 31, 2022 and December 31, 2021, the net amount due from our non-consolidated companies totaled $156.8 million and $63.0 million, respectively. These amounts include a long-term indemnification asset from Vale S.A. for reimbursement of pension plan obligations. This asset had a balance of $24.9 million and $21.0 million as of March 31, 2022 and December 31, 2021, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended March 31,
	2022	2021
Transactions with related parties included in net sales	$513.0	$157.4
Transactions with related parties included in cost of goods sold	511.1	217.7
As part of the MWSPC joint venture, we market approximately 25% of MWSPC production. Marketing fees of approximately $3.3 million and $1.6 million, are included in revenue for the three months ended March 31, 2022 and 2021, respectively.
In 2015, we agreed to provide funds to finance the purchase and construction of two articulated tug and barge units, intended to transport anhydrous ammonia for our operations, through a bridge loan agreement with Gulf Marine Solutions, LLC (“GMS”). GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), an entity in which we and a joint venture partner, Savage Companies (“Savage”), each indirectly own a 50% equity interest and for which a subsidiary of Savage provides operating and management services. GMS provided these funds through draws on the Mosaic bridge loan and

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
through additional loans from Gulf Sulphur Services. We are the primary beneficiary of GMS, a variable interest entity, and consolidate GMS’s operations in our Phosphate segment.
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of March 31, 2022 and December 31, 2021, there were outstanding bridge loans of $74.7 million relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
16. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $56.2 million and $57.3 million as of March 31, 2022 and December 31, 2021, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of March 31, 2022, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, the FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material. In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.

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
We have been engaged in settlement discussions with U.S. EPA and the Department of Justice, originating with the allegations of violations of Clean Air Act Prevention of Significant Deterioration (“PSD”) permitting requirements at the Plant City sulfuric acid plants and encompassing injunctive relief regarding sulfur dioxide emissions across Mosaic’s Florida sulfuric acid plant fleet. With the closure of the Plant City Facility fertilizer operations, there is no longer a need to reach resolution with the government on injunctive relief (i.e., reduction of sulfur dioxide emissions) at that facility. Furthermore, the Department of Justice has determined that there is no basis for proceeding with a settlement, as EPA and the Department have not currently alleged any violations of the Clean Air Act PSD permitting requirements at any other of Mosaic’s Florida sulfuric acid plants. On July 24, 2020, the DOJ filed a complaint against CF and stipulation of settlement, including a $550,000 civil penalty, concluding enforcement against CF related to the CF NOV.
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
North America Phosphate Operations
Denial of the permits sought, issuance of the permits with cost-prohibitive conditions, substantial delays in issuing the permits, legal actions that prevent us from relying on permits or revocation of permits may create challenges for us to mine the phosphate rock or to operate our Florida and Louisiana phosphate plants at desired levels or increase our costs in the future.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $843.1 million. We estimate that our probable aggregate loss with respect to these claims is approximately $69.2 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2022.
Approximately $653.3 million of the maximum potential loss relates to labor claims, such as in-house and third-party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $61.2 million, which has been accrued as of March 31, 2022.
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
The environmental, judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $23.1 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $5.9 million, which has been accrued as of March 31, 2022.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real estate disputes, regulatory issues and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $166.6 million. We estimate that the probable aggregate loss with respect to these matters is approximately $2.1 million.

Uberaba Judicial Settlement
In 2013, the Federal Public Prosecutor filed a public civil action requesting that the Company adopt several measures to mitigate soil and water contamination related to the Gypstack at our Uberaba facility, located in the State of Minas Gerais, including compensation for the alleged social and environmental damages. In 2014, our predecessor subsidiary in Brazil entered into a judicial settlement with the Federal Public Prosecutor, the State of Minas Gerais public prosecutor and the federal

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
environmental agency. Under this agreement, we agreed to implement remediation measures such as: constructing a liner under the Gypstack water ponds and lagoons, and monitoring the groundwater and soil quality. We also agreed to create a private reserve of natural heritage and to pay compensation in the amount of approximately $0.3 million, which was paid in July 2018. We are currently acting in compliance with our obligations under the judicial settlement and expect them to be completed by December 31, 2025.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $468.3 million, of which $218.7 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $280.3 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three months ended March 31, 2022 and 2021 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended March 31, 2022
Net sales to external customers	$1,152.8	$1,035.7	$1,488.6	$245.2	$3,922.3
Intersegment net sales	343.2	24.1	—	(367.3)	—
Net sales	1,496.0	1,059.8	1,488.6	(122.1)	3,922.3
Gross margin	527.7	578.9	219.3	113.2	1,439.1
Canadian resource taxes	—	157.2	—	—	157.2
Gross margin (excluding Canadian resource taxes)	527.7	736.1	219.3	113.2	1,596.3
Operating earnings	492.5	563.3	186.7	13.3	1,255.8
Capital expenditures	147.7	65.1	75.1	2.6	290.5
Depreciation, depletion and amortization expense	120.5	77.0	25.2	4.0	226.7
Three months ended March 31, 2021
Net sales to external customers	$884.6	$473.1	$763.4	$176.0	$2,297.1
Intersegment net sales	116.4	4.3	—	(120.7)	—
Net sales	1,001.0	477.4	763.4	55.3	2,297.1
Gross margin	172.6	140.2	103.1	19.0	434.9
Canadian resource taxes	—	35.0	—	—	35.0
Gross margin (excluding Canadian resource taxes)	172.6	175.2	103.1	19.0	469.9
Operating earnings (loss)	152.9	124.9	90.5	(55.1)	313.2
Capital expenditures	152.5	96.5	38.8	0.8	288.6
Depreciation, depletion and amortization expense	102.4	79.5	23.2	4.0	209.1
Total Assets
As of March 31, 2022	$8,901.3	$8,887.6	$5,984.8	$(350.6)	$23,423.1
As of December 31, 2021	8,776.4	8,312.8	4,908.2	39.0	22,036.4

______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three months ended March 31, 2022, distribution operations in India and China had revenue of $220.9 million, and gross margin of $87.0 million. For the three months ended March 31, 2021, distribution operations in India and China had revenue of $159.6 million, and gross margin of $30.3 million.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Net sales(a):
Brazil	$1,448.5	$767.8
Canpotex(b)	492.5	150.2
Canada	230.5	190.4
China	220.8	125.7
Mexico	67.9	50.2
Argentina	53.6	17.3
Paraguay	35.0	19.0
Colombia	32.2	27.8
Japan	26.5	21.7
Australia	24.9	23.8
Honduras	3.4	2.8
Thailand	2.3	3.1
Dominican Republic	2.2	6.6
India	—	29.5
Other	20.2	13.2
Total international countries	2,660.5	1,449.1
United States	1,261.8	848.0
Consolidated	$3,922.3	$2,297.1
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex is the export association of two Saskatchewan potash producers. The net sales of potash from Mosaic to Canpotex included in our consolidated financial statements in the Net Sales line represent Mosaic’s sales of potash to Canpotex, and are recognized upon delivery to the unrelated third-party customer. Canpotex annual sales to the ultimate third-party customers are approximately: 30% to customers based in Brazil, 14% to customers based in Indonesia, 11% to customers based in China, 6% to customers based in India, and 39% to customers based in the rest of the world.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Sales by product type:
Phosphate Crop Nutrients	$958.8	$666.6
Potash Crop Nutrients	1,194.8	557.5
Crop Nutrient Blends	553.0	314.7
Performance Products(a)	616.4	399.4
Phosphate Rock	27.1	16.9
Other(b)	572.2	342.0
	$3,922.3	$2,297.1
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag, Aspire and Sus-Terra.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2021 (the “10-K Report”) and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”

Results of Operations
The following table shows the results of operations for the three months ended March 31, 2022 and March 31, 2021:

	Three months ended
	March 31,		2022-2021
(in millions, except per share data)	2022	2021	Change	Percent
Net sales	$3,922.3	$2,297.1	$1,625.2	71%
Cost of goods sold	2,483.2	1,862.2	621.0	33%
Gross margin	1,439.1	434.9	1,004.2	NM
Gross margin percentage	37%	19%
Selling, general and administrative expenses	132.4	101.7	30.7	30%
Other operating expense	50.9	20.0	30.9	155%
Operating earnings	1,255.8	313.2	942.6	NM
Interest expense, net	(39.3)	(45.0)	5.7	(13)%
Foreign currency transaction gain (loss)	310.7	(45.8)	356.5	NM
Other income	0.2	3.0	(2.8)	(93)%
Earnings from consolidated companies before income taxes	1,527.4	225.4	1,302.0	NM
Provision for income taxes	372.4	59.7	312.7	NM
Earnings from consolidated companies	1,155.0	165.7	989.3	NM
Equity in net earnings (loss) of nonconsolidated companies	30.7	(7.5)	38.2	NM
Net earnings including noncontrolling interests	1,185.7	158.2	1,027.5	NM
Less: Net earnings attributable to noncontrolling interests	3.7	1.5	2.2	147%
Net earnings attributable to Mosaic	$1,182.0	$156.7	$1,025.3	NM
Diluted net earnings per share attributable to Mosaic	$3.19	$0.41	$2.78	NM
Diluted weighted average number of shares outstanding	370.1	382.8
Overview of Consolidated Results for the three months ended March 31, 2022 and 2021
For the three months ended March 31, 2022, Mosaic had net income of $1.2 billion, or $3.19 per diluted share, compared to net income of $0.2 billion, or $0.41 per diluted share, for the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three months ended March 31, 2022, operating results in all of our segments benefited from higher average sales prices compared to the prior year period. Average selling prices rose throughout 2021 and into 2022, driven by tightness in global supply and demand and improved grain prices. In addition, the Russian invasion of Ukraine in February 2022 has resulted in instability in global commodities markets and significantly reduced the physical supply of fertilizer and agricultural commodities produced in those geographies, which has contributed to rising fertilizer prices globally.
Our operating results for the three months ended March 31, 2022 were favorably impacted in our Phosphate segment by significantly higher average selling prices than the prior year period, driven by the factors described above. The benefit from higher sales prices was partially offset by higher raw material costs, primarily sulfur and ammonia, in the current year period compared to the prior year period. The purchase prices of these raw materials are driven by global supply and demand. Operating results in the current year period were unfavorably impacted by lower sales volumes. Sales volumes were lower due to low inventory levels and longer rail cycle times in North America that were primarily driven by adverse weather conditions and third-party labor issues.

Our operating results during the three months ended March 31, 2022 were favorably impacted in our Potash segment by higher average sales prices compared to the prior year period as discussed above. Current period operating results were unfavorably impacted by lower sales volumes. Similar to Phosphate, the lower sales volumes were primarily caused by logistical constraints, resulting in longer rail cycle times in North America driven by weather conditions in Canada and third-party labor issues.
For the three months ended March 31, 2022, our operating results were favorably impacted in our Mosaic Fertilizantes segment. Sales prices increased compared to the same period in the prior year as discussed above. The favorable results were partially offset by lower sales volumes. The lower sales volumes were primarily due to adverse climate conditions in certain areas of Brazil, inflationary pressure on production costs and increased raw materials costs, as global prices of sulfur and ammonia were higher in the current year period.
In addition to the items noted above, our current period results were positively impacted by a total of $371 million pre-tax, or $0.78 per diluted share, related to the following notable items:
•Foreign currency transaction gain of $311 million, or $0.62 per diluted share
•Unrealized gain on derivatives of $100 million, or $0.21 per diluted share
•Discrete income tax benefit of $9 million, or $0.03 per diluted share
•Functional currency impact in cost of goods sold of $18 million, or $(0.03) per diluted share
•Other operating expenses of $13 million, or $(0.03) per diluted share, related to maintaining closed and indefinitely idled facilities in Florida, and fixed asset write-offs
•Asset retirement obligation costs of $9 million, or $(0.02) per diluted share, related to upwards revisions in the estimated costs of our asset retirement obligations for closed facilities
Other Highlights
•On February 24, 2022, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $400 million of our Common Stock. During the quarter ended March 31, 2022, we repurchased 7,589,664 shares of Common Stock in the open market under the 2021 Repurchase Program for approximately $422.1 million. This includes 7,056,229 shares we purchased under the ASR agreement. In the second quarter of 2022, the ASR agreement was completed and we paid the financial institution an additional $54.2 million, bringing the total amount paid by us under the ASR to $454.2 million, for an average purchase price of $64.37 per share.
•In the first quarter of 2022, our Board of Directors approved the establishment of a new $1 billion share repurchase authorization, which will go into effect following completion of the current program.
•Our Board of Directors approved a regular dividend increase to $0.60 per share annually from $0.45, beginning with the second quarter of 2022.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2022-2021
(in millions, except price per tonne or unit)	2022	2021	Change	Percent
Net sales:
North America	$1,004.4	$725.7	$278.7	38%
International	491.6	275.3	216.3	79%
Total	1,496.0	1,001.0	495.0	49%
Cost of goods sold	968.3	828.4	139.9	17%
Gross margin	$527.7	$172.6	$355.1	NM
Gross margin as a percentage of net sales	35%	17%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	917	1,210	(293)	(24)%
Performance and Other(b)	744	852	(108)	(13)%
Total finished product tonnes	1,661	2,062	(401)	(19)%
Rock	460	265	195	74%
Total Phosphate Segment Tonnes(a)	2,121	2,327	(206)	(9)%
Realized prices ($/tonne)
Average finished product selling price (destination)(c)	$877	$477	$400	84%
DAP selling price (fob plant)	$785	$426	$359	84%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$532	$316	$216	68%
Sulfur (long ton)	$281	$119	$162	136%
Blended rock (metric tonne)	$61	$61	$—	0%
Production volume (in thousands of metric tonnes) - North America	1,745	1,911	(166)	(9)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales.
Three months ended March 31, 2022 and March 31, 2021
The Phosphate segment’s net sales were $1.5 billion for the three months ended March 31, 2022, compared to $1.0 billion for the three months ended March 31, 2021. The increase in net sales in the current year period was primarily due to favorable sales prices, which had an impact of approximately $600 million compared to the prior year period. Increased sales of other products, primarily ammonia and sulfur, favorably impacted net sales by approximately $60 million. This was partially offset by lower phosphate sales volumes, which had an unfavorable impact on net sales of approximately $160 million compared to the prior year period.
Our average finished product selling price increased 84% to $877 per tonne for the three months ended March 31, 2022, compared to $477 per tonne in the prior year period, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased by 19% for the three months ended March 31, 2022, compared to the same period in the prior year, due to the factors discussed in the Overview.

Gross margin for the Phosphate segment increased to $527.7 million for the three months ended March 31, 2022, from $172.6 million for the three months ended March 31, 2021. The increase in gross margin in the current year period was primarily due to significantly higher sales prices, which favorably impacted gross margin by approximately $590 million, increased sales of sulfur and ammonia of approximately $30 million and increased margin on Miski Mayo sales of approximately $10 million, compared to the prior year period. This was partially offset by an unfavorable impact of approximately $160 million from increased raw material prices, largely driven by sulfur and ammonia. Lower sales volumes unfavorably impacted gross margin by approximately $60 million due to factors discussed in the Overview. The increase in gross margin was also partially offset by the unfavorable impact of approximately $30 million due to increased conversion costs which were caused by the composition of rock and higher maintenance costs.
The average consumed price for ammonia for our North America operations increased to $532 per tonne for the three months ended March 31, 2022, from $316 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. The average consumed sulfur price for our North America operations increased by more than 100% to $281 per long ton for the three months ended March 31, 2022, from $119 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock was $61 per tonne for the three months ended March 31, 2022, and March 31, 2021. For the three months ended March 31, 2022, our North America phosphate rock production decreased to 2.1 million tonnes from 3.0 million tonnes during the same period of the prior year, due to geology of rock and operational challenges.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased to 1.7 million tonnes for the three months ended March 31, 2022, compared to 1.9 million for the three months ended March 31, 2021. Our operating rate for processed phosphate production decreased to 70% for the three months ended March 31, 2022, from 77% for the same period in 2021.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2022-2021
(in millions, except price per tonne or unit)	2022	2021	Change	Percent
Net sales:
North America	$530.1	$313.9	$216.2	69%
International	529.7	163.5	366.2	NM
Total	1,059.8	477.4	582.4	122%
Cost of goods sold	480.9	337.2	143.7	43%
Gross margin	$578.9	$140.2	$438.7	NM
Gross margin as a percentage of net sales	55%	29%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,532	1,747	(215)	(12)%
Performance and Other(b)	260	233	27	12%
Total Potash Segment Tonnes	1,792	1,980	(188)	(9)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$591	$241	$350	145%
MOP selling price (fob mine)	$582	$200	$382	191%
Production volume (in thousands of metric tonnes)	2,200	2,285	(85)	(4)%

______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended March 31, 2022 and March 31, 2021
The Potash segment’s net sales increased to $1,059.8 million for the three months ended March 31, 2022, compared to $477.4 million in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $620 million, compared to the same period in the prior year. This was partially offset by lower sales volumes compared to the prior year, which unfavorably impacted net sales by approximately $40 million.
Our average finished product selling price was $591 per tonne for the three months ended March 31, 2022, compared to $241 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products decreased to 1.8 million tonnes for the three months ended March 31, 2022, compared to 2.0 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $578.9 million for the three months ended March 31, 2022, from $140.2 million in the same period of the prior year. The increase in gross margin in the current year period is primarily due to an increase in selling prices, which contributed approximately $620 million to gross margin, compared to the prior year period. This was partially offset by an unfavorable impact of approximately $20 million due to lower sales volumes in the current year period. In addition, the current year period was unfavorably impacted by higher Canadian resource taxes and royalties, as discussed below. Gross margin was also unfavorably impacted by higher idle costs and other plant spending, due to maintenance and repairs, of approximately $20 million, compared to the prior year period.
We had expense of $157.2 million from Canadian resource taxes for the three months ended March 31, 2022, compared to $35.0 million in the same period a year ago. Canadian royalty expense increased to $27.0 million for the three months ended March 31, 2022, compared to $8.5 million for the three months ended March 31, 2021. The fluctuations in Canadian resource taxes and royalties are a result of an increase in our sales revenue and margins.
On June 4, 2021, due to increased brine inflows, we made the decision to immediately close the K1 and K2 shafts at our Esterhazy mine, which eliminated future brine inflow management expenses. Therefore, we did not incur any brine inflow management expenses for the three months ended March 31, 2022, compared to $23 million in brine inflow management expenses, including depreciation on brine assets, during the three months ended March 31, 2021.
Our operating rate for potash production was 80% for the current year period, compared to 94% in the prior year period. The decreased operating rate in the current year period reflects the shutdown of our K1 and K2 shafts at our Esterhazy mine and forced containment at our Belle Plaine and Colonsay mines, due to logistical challenges caused by rail cycle times. Production is expected to increase during the remainder of 2022, as the K3 shaft at our Esterhazy mine reached full operational capacity in early April 2022 and as containment is alleviated at our Belle Plaine and Colonsay mines.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended
	March 31,		2022-2021
(in millions, except price per tonne or unit)	2022	2021	Change	Percent
Net Sales	$1,488.6	$763.4	$725.2	95%
Cost of goods sold	1,269.3	660.3	609.0	92%
Gross margin	$219.3	$103.1	$116.2	113%
Gross margin as a percent of net sales	15%	14%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	737	536	201	38%
Potash produced in Brazil	46	63	(17)	(27)%
Purchased nutrients for distribution	1,039	1,465	(426)	(29)%
Total Mosaic Fertilizantes Segment Tonnes	1,822	2,064	(242)	(12)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$817	$370	$447	121%
Brazil MAP price (delivered price to third party)	$882	$421	$461	110%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	102	64	38	59%
MicroEssentials® from Mosaic	248	203	45	22%
Potash from Mosaic/Canpotex	398	489	(91)	(19)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$1,145	$381	$764	201%
Sulfur (long ton)	$337	$124	$213	172%
Blended rock (metric tonne)	$105	$73	$32	44%
Production volume (in thousands of metric tonnes)	989	885	104	12%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
Three months ended March 31, 2022 and March 31, 2021
The Mosaic Fertilizantes segment’s net sales increased to $1.5 billion for the three months ended March 31, 2022, from $0.8 billion in the same period a year ago. The increase in net sales was due to higher finished product sales prices, which favorably impacted net sales by approximately $690 million. This was partially offset by lower finished goods sales volumes, which had an unfavorable impact of approximately $80 million. Net sales were also favorably impacted by increased sales prices and volumes of other products, primarily gypsum, magnetite and sulfuric acid, of approximately $110 million.
Our average finished product selling price was $817 per tonne for the three months ended March 31, 2022, compared to $370 per tonne for the same period a year ago, due to the increase in global sales prices as discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 12% for the three months ended March 31, 2022, compared to the same period a year ago. Sales volumes were impacted by lower demand primarily caused by adverse weather conditions in certain areas of Brazil.
Gross margin for the Mosaic Fertilizantes segment increased to $219.3 million for the three months ended March 31, 2022, from $103.1 million in the same period of the prior year. The increase in gross margin was primarily due to a favorable impact of approximately $690 million related to the increase in selling prices during the current year period compared to the prior year period. Increased sales prices and volumes of other products, primarily sulfuric acid, also favorably impacted gross margin by approximately $30 million. An increase in product costs, primarily material purchases by our distribution business, and increases in other production costs had an unfavorable impact on gross margin of approximately $590 million, compared to the prior year period. Lower finished goods sales volumes also unfavorably impacted gross margin by approximately $10 million compared to the prior year period.
The average consumed price for ammonia for our Brazilian operations increased 201% to $1,145 per tonne for the three months ended March 31, 2022, compared to $381 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $337 per long ton for the three months ended March 31, 2022, compared to $124 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients increased 12% for the three months ended March 31, 2022, compared to the prior year period. For the three months ended March 31, 2022, our phosphate operating rate increased to 92%, compared to 82% in the same period of the prior year. Current year production was favorably impacted by stable operating conditions.
For the three months ended March 31, 2022, our Brazilian phosphate rock production decreased slightly to 0.9 million tonnes, from 1.0 million tonnes for the prior year period.
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
For the three months ended March 31, 2022, gross margin for Corporate, Eliminations and Other was $113.2 million, compared to $19.0 million for the same period in the prior year. Gross margin was favorably impacted by a net unrealized gain of $99.8 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized loss of $8.1 million in the prior year period. Gross margin was also positively impacted by distribution operations in China and India, which had revenue of $220.9 million and gross margin of $87.0 million in the current year period, compared to revenue of $159.6 million and gross margin of $30.3 million in the prior year period. These impacts were partially offset by higher elimination of profit on intersegment sales in the current year period, which changed from the prior year period by approximately $73.5 million.
Other Income Statement Items

	Three months ended
	March 31,		2022-2021
(in millions)	2022	2021	Change	Percent
Selling, general and administrative expenses	$132.4	$101.7	$30.7	30%
Other operating expense	50.9	20.0	30.9	155%
Interest expense	(43.9)	(49.4)	5.5	(11)%
Interest income	4.6	4.4	0.2	5%
Interest expense, net	(39.3)	(45.0)	5.7	(13)%
Foreign currency transaction gain (loss)	310.7	(45.8)	356.5	NM
Other income	0.2	3.0	(2.8)	(93)%
Provision for income taxes	372.4	59.7	312.7	NM
Equity in net earnings (loss) of nonconsolidated companies	30.7	(7.5)	38.2	NM

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $132.4 million for the three months ended March 31, 2022, compared to $101.7 million in the same period of the prior year. The increase was due to approximately $20 million of share based payments in the current year period, and approximately $10 million in other costs, primarily related to consulting and professional services related to executing on our strategic initiatives.
Other Operating Expense
For the three months ended March 31, 2022, we had other operating expenses of $50.9 million, compared to $20.0 million for the same period in the prior year. The three months ended March 31, 2022 included an increase of approximately $9 million related to revisions in estimated closure costs for our asset retirement obligations at our closed facilities and an increase of approximately $10 million related to environmental reserves compared to the prior year period . The current year period also included a loss on fixed asset disposals of approximately $11 million.

Foreign Currency Transaction Gain (Loss)
We recorded foreign currency transaction gains of $310.7 million for the three months ended March 31, 2022, compared to a loss of $45.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real on U.S. dollar-denominated payables held by our Brazilian subsidiaries and on significant intercompany loans.
Equity in Net Earnings (Loss) of Nonconsolidated Companies
For the three months ended March 31, 2022, we had equity in net earnings of nonconsolidated companies of $30.7 million compared to equity in net loss of nonconsolidated companies of $7.5 million for the same period in the prior year. The current year gain was primarily related to the operations of MWSPC, which were favorably impacted by higher phosphate selling prices, and the continued ramp-up of its operations.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
March 31, 2022	24.4%	$372.4
March 31, 2021	26.5%	$59.7
Income tax expense was $372.4 million and the effective tax rate was 24.4% for the three months ended March 31, 2022.
For the three months ended March 31, 2022, discrete tax expense was a benefit of approximately $9.0 million. This consisted primarily of a share-based excess benefit, which was partially offset by changes in valuation allowances and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $0.9 billion, short-term debt of $480.5 million, long-term debt, including current maturities, of approximately $4.0 billion, and stockholders’ equity of approximately $11.8 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the three months ended March 31, 2022, we invested $290.5 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of March 31, 2022, we had $2.49 billion available under our $2.50 billion committed revolving credit facility and approximately $200 million available under our $1.08 billion uncommitted facilities. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of March 31, 2022.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2022. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in or provided by financing activities for the three months ended March 31, 2022 and March 31, 2021:

(in millions)	Three months ended
	March 31, 2022		2022-2021
Cash Flow	2022	2021	Change	Percent
Net cash provided by operating activities	$506.2	$318.8	$187.4	59%
Net cash used in investing activities	(297.2)	(308.5)	11.3	(4)%
Net cash (used in) provided by financing activities	(125.0)	121.7	(246.7)	NM
Operating Activities
During the three months ended March 31, 2022, net cash provided by operating activities was $506.2 million, compared to $318.8 million for the three months ended March 31, 2021. Our results of operations, after non-cash adjustments to net earnings, contributed $1,145.2 million to cash flows from operating activities during the three months ended March 31, 2022, compared to $401.8 million as computed on the same basis for the prior year period. During the three months ended March 31, 2022, we had an unfavorable working capital change of $639 million, compared to an unfavorable change of $83.0 million during the three months ended March 31, 2021.

The change in working capital for the three months ended March 31, 2022, was primarily driven by a decrease in accounts payable and accrued expenses of $296.9 million and an increase in inventories of $281.6 million. The decrease in accounts payable and accrued liabilities was primarily related to the timing of payments for inventory purchases in Mosaic Fertilizantes partially offset by an increase in customer prepayments in Brazil. The increase in inventories was primarily due to higher raw material costs in Phosphate and Mosaic Fertilizantes and building inventory volumes, primarily in Brazil, as they prepare for their high season.
Investing Activities
Net cash used in investing activities was $297.2 million for the three months ended March 31, 2022, compared to $308.5 million for the same period a year ago. We had capital expenditures of $290.5 million for the three months ended March 31, 2022, compared to $288.6 million in the prior year period.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022, was $125.0 million, compared to net cash provided by financing activities of $121.7 million for the same period in the prior year. During the three months ended March 31, 2022, we made repurchases of our Common Stock of $422.1 million and paid dividends of $40.6 million. We also made payments on long-term debt of $14.1 million. We received net proceeds from short-term borrowings of $171.1 million, and had net proceeds from structured accounts payable arrangements of $101.1 million. In addition, we had net collections on behalf of the bank under our Receivable Purchasing Agreement of $71.3 million, which had not yet been remitted to them as of March 31, 2022.
Debt Instruments, Guarantees and Related Covenants
See Notes 10 and 16 to the Consolidated Financial Statements in our 10-K Report.
Financial Assurance Requirements
In addition to various operational and environmental regulations related to our Phosphate segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit, certificates of deposit or trust funds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report, under “EPA RCRA Initiative,” and in Note 7 to our Condensed Consolidated Financial Statements in this report.
Environmental, Health, Safety and Security Matters

Waters of the United States. On March 2, 2021, the 10th Circuit Court of Appeals determined that the district court abused its discretion when it granted the State of Colorado’s request to stay the effective date of the Navigable Waters Protection Rule (the “NWPR”) in Colorado. In reversing and vacating the district court’s decision, the court ruled that Colorado was not entitled to a preliminary injunction because it did not show it would suffer irreparable injury if the rule went into effect. As a result, the NWPR remains in effect in all states.

On June 10, 2021, EPA and the Corps of Engineers (the “Corps”) filed a “Motion to Remand to Agency” and supporting legal memorandum with the U.S. District Court for the District of Massachusetts in Conservation Law Foundation (“CLF”) v. EPA, et al. asking the court to remand the NWPR, so they can “commence a new rulemaking to revise or replace the rule.” The Agencies state they intend to initiate a new rulemaking process that restores the protections in place prior to the 2015 Waters of the United States (“WOTUS”) implementation. They propose developing a new rule that defines WOTUS, informed by a “robust” engagement process as well as the experience of implementing the pre-2015 rule and prior administrations’ NWPR.

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

On the same day, the EPA announced that, in light of the District Court’s vacating of the prior administration’s NWPR, the EPA and the Corps have halted implementation of the NWPR and are interpreting WOTUS consistent with the pre-2015 standard.
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
Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•the impact of the novel coronavirus Covid-19 pandemic on the global economy and our business, suppliers, customers, employees and the communities in which we operate, as further described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
•business and economic conditions and governmental policies affecting the agricultural industry where we or our customers operate, including price and demand volatility resulting from periodic imbalances of supply and demand;
•the potential drop in oil demand, which could lead to a significant decline in production, and its impact on the availability and price of sulfur, a key raw material input for our Phosphate segment operations;
•because of political and economic instability, civil unrest or changes in government policies in Brazil, Saudi Arabia, Peru or other countries in which we do business, our operations could be disrupted as higher costs of doing business could result, including those associated with implementation of new freight tables and new mining legislation;
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
•disruptions of our operations at any of our key production, distribution, transportation or terminaling facilities, including those of Canpotex or any joint venture in which we participate;
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
•risks associated with our international operations, including any potential and actual adverse effects related to the Miski Mayo Mine;
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
•brine inflows at our potash mines;
•accidents or other incidents involving our properties or operations, including potential fires, explosions, seismic events, sinkholes, unsuccessful tailings management, ineffective mine safety procedures, or releases of hazardous or volatile chemicals;

•terrorism, armed conflict or other malicious intentional acts, including cybersecurity risks such as attempts to gain unauthorized access to, or disable, our information technology systems, or our costs of addressing malicious intentional acts;
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
•difficulties in realizing benefits under our long-term natural gas based pricing ammonia supply agreement with CF Industries, Inc., including the risks that the cost savings initially anticipated from the agreement may not be fully realized over the term of the agreement or that the price of natural gas or the market price for ammonia during the agreement’s term are at levels at which the agreement’s natural gas based pricing is disadvantageous to us, compared with purchases in the spot market; and
•other risk factors reported from time to time in our SEC reports.
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
As of March 31, 2022, and December 31, 2021, the fair value of our major foreign currency exchange contracts was $55.2 million and $(18.6) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2022					As of December 31, 2021
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Years ending December 31,
	2022	2023	2024	2025		2022	2023	2024
Foreign Currency Exchange Forwards
Canadian Dollar					$16.8				$3.8
Notional (million US$) - short Canadian dollars	$373.6	$94.0	$28.2	$—		$421.2	$78.3	$28.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2716	1.2675	1.2874	—		1.2731	1.2665	1.2874
Notional (million US$) - long Canadian dollars	$1,027.6	$350.7	$36.0	$—		$1,030.7	$192.0	$35.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2714	1.2820	1.2354	—		1.2708	1.2893	1.2346
Foreign Currency Exchange Collars
Canadian Dollar					$0.3				$0.4
Notional (million US$) - long Canadian dollars	$7.7	$—	$—	$—		$15.5	$—	$—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	1.2950	—	—	—		1.3433	—	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	1.3382	—	—	—		1.2875	—	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$39.3				$(20.8)
Notional (million US$) - short Brazilian real	$753.7	$—	$—	$—		$531.5	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.9559	—	—	—		5.7121	—	—
Notional (million US$) - long Brazilian real	$374.6	$—	$—	$—		$679.2	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.7272	—	—	—		5.6748	—	—
Indian Rupee					$(0.3)				$(1.5)
Notional (million US$) - short Indian rupee	$97.0	$—	$—	$—		$125.0	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	77.1729	—	—	—		75.7627	—	—
China Renminbi					$(0.9)				$(0.5)
Notional (million US$) - short China renminbi	$88.0	$—	$—	$—		$68.0	$—	$—
Weighted Average Rate - China renminbi to U.S. dollar	6.4624	—	—	—		6.4750	—	—
Total Fair Value					$55.2				$(18.6)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated

Financial Statements in this report.
Commodities
As of March 31, 2022, and December 31, 2021, the fair value of our natural gas commodities contracts was $42.1 million and $18.8 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2022					As of December 31, 2021
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2022	2023	2024	2025	Fair Value	2022	2023	2024	2025	Fair Value
Natural Gas Swaps					$42.1					$18.8
Notional (million MMBtu) - long	6.6	9.4	4.8	—		9.4	9.4	4.8	—
Weighted Average Rate (US$/MMBtu)	$2.27	$2.35	$2.73	$—		$2.21	$2.34	$2.72	$—
Total Fair Value					$42.1					$18.8

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2022.

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 16 of our Condensed Consolidated Financial Statements in this report:
Waters of the United States (“WOTUS”). In June 2015, EPA and the U.S. Army Corps of Engineers (the “Corps”) jointly issued a final rule that proposed to clarify the scope of waters regulated under the federal Clean Water Act (the “CWA”). The final rule (the “2015 Clean Water Rule”) became effective in August 2015, but has been challenged through numerous lawsuits.
In January 2018, the U.S. Supreme Court unanimously held all challenges to the 2015 Clean Water Rule must be heard in federal district courts rather than in the federal courts of appeal, overruling a decision by the Sixth Circuit’s Court of Appeals. Since then, a number of U.S. District Courts revived dormant litigation that challenged the 2015 Clean Water Rule.
On December 11, 2018, EPA and the Corps issued a proposed rule to replace the 2015 Clean Water Rule, referred to as the “Navigable Waters Protection Rule” (the “NWPR”). The agencies’ stated interpretation for the proposed rule is to provide clarity, predictability and consistency so that the regulated community can better understand where the CWA applies and where it does not.
On September 12, 2019, EPA and the Corps jointly issued a final regulation that repealed the 2015 Clean Water Rule and restored the previous regulatory regime. This regulation re-established national consistency by returning all jurisdictions to the longstanding regulatory framework that existed prior to the 2015 Clean Water Rule.
The repeal of the 2015 Clean Water Rule was the first step in a two-step rulemaking process to define the scope of “waters of the United States” that are regulated under the CWA. The second step was completed in April 2020, when EPA and the Corps jointly issued the final NWPR which became effective on June 22, 2020. By defining what constitutes WOTUS under the federal CWA, the new rule distinguishes between federal waters and waters under the sole control of the States. The new NWPR revised the definition of WOTUS under the CWA to include: (i) territorial seas and traditional navigable waters; (ii) perennial and intermittent tributaries to those waters; (iii) certain lakes, ponds, and impoundments; and (iv) wetlands adjacent to jurisdictional waters.
The new NWPR is in effect in every state except Colorado. To date, there have been 13 complaints filed in 11 different U.S. District Courts seeking to challenge final rule.
In August 2020, the Justice Department, an industry coalition, and individual landowners filed a Notice of Appeal with the U.S. Court of Appeals for the 10th Circuit to challenge the injunction entered by the District Court for Colorado.
On March 2, 2021, the 10th Circuit Court of Appeals determined that the District Court abused its discretion when it granted the State of Colorado’s request to stay the effective date of the NWPR in Colorado. In reversing and vacating the District Court’s decision, the 10th Circuit ruled that Colorado was not entitled to a preliminary injunction because it did not show it would suffer irreparable injury if the rule went into effect. As a result, the NWPR remains in effect in all states.
On June 10, 2021, EPA and the Corps filed a “Motion to Remand to Agency” and supporting legal memorandum with the U.S. District Court for the District of Massachusetts in Conservation Law Foundation (“CLF”) v. EPA, et al. asking the court to remand the NWPR so they can “commence a new rulemaking to revise or replace the rule”. The agencies state they intend to initiate a new rulemaking process that restores the protections in place prior to the 2015 Clean Water Rule implementation. They propose developing a new rule that defines WOTUS, informed by a “robust” engagement process as well as the experience of implementing the pre-2015 rule and prior administrations’ NWPR.
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
On August 30, 2021, the EPA announced that in light of the Arizona Court’s vacating of the NWPR, the EPA and Corps have halted implementation of the NWPR and are interpreting WOTUS consistent with the pre-2015 standard.
Countervailing Duty Petitions. In 2020, we filed petitions with the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. As a result of subsequent DOC and ITC determinations, the DOC issued countervailing duty orders on phosphate fertilizer imports from Russia and Morocco, which are scheduled to remain in place until at least April 2026. Currently, the cash deposit rates for such imports are approximately 20 percent for Moroccan producer OCP, 9 percent and 47 percent for Russian producers PhosAgro and Eurochem, respectively, and 17 percent for all other Russian producers. The final determinations in the DOC and ITC investigations are subject to challenge before U.S. federal courts and the World Trade Organization. Mosaic has initiated actions at the U.S. Court of International Trade contesting certain aspects of the DOC's final determinations that, we believe, failed to capture the full extent of Moroccan and Russian phosphate fertilizer subsidies. Moroccan and Russian producers have also initiated U.S. Court of International Trade actions, seeking lower cash deposit rates and revocation of the countervailing duty orders. Further, the cash deposit rates and the amount of countervailing duties owed by importers on such imports could change based on the results of the litigation, as well as DOC's annual administrative review proceedings.
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
Cruz Litigation. On August 27, 2020, a putative class action complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida against our wholly-owned subsidiary, Mosaic Global Operations Inc., and two unrelated co-defendants. The complaint alleges claims related to elevated levels of radiation at two manufactured housing communities located on reclaimed mining land in Mulberry, Polk County, Florida, allegedly due to phosphate mining and reclamation activities occurring decades ago. Plaintiffs seek monetary damages, including punitive damages, injunctive relief requiring remediation of their properties, and a medical monitoring program funded by the defendants. On October 14, 2021, the court substantially granted a motion to dismiss that Mosaic filed late in 2020, with leave for the plaintiffs to amend their complaint.
On November 3, 2021, plaintiffs filed an amended complaint and in response, Mosaic filed a motion to dismiss that complaint with prejudice on November 15, 2021. On December 23, 2021, plaintiffs opposed that motion and Mosaic replied to that opposition on January 26, 2022. On April 6, 2022, the court heard argument on the motions to dismiss filed by Mosaic and each other co-defendant.
We intend to vigorously defend this matter.

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “10-K Report”). In addition to these risk factors, we include the following updates:
Operational Risks
Key inputs for the production of our finished goods, including fertilizer, sulfur and ammonia, and energy used in our businesses in the past have been and may in the future be the subject of volatile pricing and availability. Changes in the price or availability of these key inputs for production of finished goods have had, and could again have, a material adverse impact on our businesses.

From time to time, our profitability has been and may in the future be adversely impacted by the price and availability of key inputs and energy costs. For example, the ongoing conflict between Russia and Ukraine and the related sanctions have led, and may continue to lead, to disruption and instability in global markets, supply chains and volatile pricing and availability of these key inputs. A significant increase in the price or availability of these key inputs or energy costs could have a material adverse impact on our business, financial condition and results of operations.
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
On August 23, 2021, our Board of Directors authorized the 2021 Repurchase Program, which replaces the previous authorization that had $700 million of the original $1.5 billion remaining. The 2021 Repurchase Program allows us to repurchase up to $1.0 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. On February 24, 2022, pursuant to existing stock repurchase authorizations, we entered into an ASR agreement with a third-party financial institution to repurchase $400 million of our Common Stock. Following the completion of the current authorization, our Board of Directors has approved the establishment of a new $1.0 billion share repurchase authorization.
Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
January 1, 2022- January 31, 2022	377,591	$40.09	377,591	$573,936,173
February 1, 2022- February 28, 2022(c)	7,212,073	56.42	7,212,073	167,000,619
March 1, 2022- March 31, 2022	—	—	—	—
Total	7,589,664	$55.61	7,589,664	$167,000,619
______________________________

(a)    On August 23, 2021, we announced our 2021 Repurchase Program, replacing our 2015 Repurchase Program, which allows us to repurchase up to $1.0 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2021 Repurchase Program has no set expiration date.
(b) At the end of the month shown.
(c)     Includes 7,056,229 shares purchased through the ASR.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.
ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.d	Form of expatriate agreement dated February 5, 2016 between Mosaic and an executive officer		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ CLINT C. FREELAND
Clint C. Freeland
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)
May 3, 2022