Form 10-Q
period 2022-06-30
MOSAIC CO
filed 2022-08-02
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 345,267,189 shares of Common Stock as of July 29, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$5,373.1	$2,800.7	$9,295.4	$5,097.8
Cost of goods sold	3,526.8	2,048.4	6,010.0	3,910.6
Gross margin	1,846.3	752.3	3,285.4	1,187.2
Selling, general and administrative expenses	108.2	107.6	240.6	209.3
Mine closure costs	—	158.1	—	158.1
Other operating expense	63.9	2.6	114.8	22.6
Operating earnings	1,674.2	484.0	2,930.0	797.2
Interest expense, net	(34.1)	(37.3)	(73.4)	(82.3)
Foreign currency transaction gain (loss)	(227.2)	111.1	83.5	65.3
Other income (expense)	(35.7)	1.4	(35.5)	4.4
Earnings from consolidated companies before income taxes	1,377.2	559.2	2,904.6	784.6
Provision for income taxes	369.3	115.9	741.7	175.6
Earnings from consolidated companies	1,007.9	443.3	2,162.9	609.0
Equity in net earnings (loss) of nonconsolidated companies	35.9	(4.5)	66.6	(12.0)
Net earnings including noncontrolling interests	1,043.8	438.8	2,229.5	597.0
Less: Net earnings attributable to noncontrolling interests	7.9	1.6	11.6	3.1
Net earnings attributable to Mosaic	$1,035.9	$437.2	$2,217.9	$593.9
Basic net earnings per share attributable to Mosaic	$2.88	$1.15	$6.11	$1.56
Basic weighted average number of shares outstanding	359.5	379.8	362.8	379.5
Diluted net earnings per share attributable to Mosaic	$2.85	$1.14	$6.05	$1.55
Diluted weighted average number of shares outstanding	363.1	383.3	366.5	383.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net earnings including noncontrolling interest	$1,043.8	$438.8	$2,229.5	$597.0
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	(275.3)	297.2	30.0	191.1
Net actuarial gain and prior service cost	0.4	1.2	0.8	5.0
Realized gain on interest rate swap	0.3	0.5	0.8	1.0
Net gain (loss) on marketable securities held in trust fund	3.2	3.6	(25.2)	(14.2)
Other comprehensive income (loss)	(271.4)	302.5	6.4	182.9
Comprehensive income	772.4	741.3	2,235.9	779.9
Less: Comprehensive income attributable to noncontrolling interest	5.3	4.9	13.3	4.1
Comprehensive income attributable to Mosaic	$767.1	$736.4	$2,222.6	$775.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$839.1	$769.5
Receivables, net, including affiliate receivables of $898.6 and $445.0, respectively	2,251.9	1,531.9
Inventories	3,640.9	2,741.4
Other current assets	566.8	282.5
Total current assets	7,298.7	5,325.3
Property, plant and equipment, net of accumulated depreciation of $8,688.4 and $8,238.1, respectively	12,569.4	12,475.3
Investments in nonconsolidated companies	756.8	691.8
Goodwill	1,162.1	1,172.2
Deferred income taxes	818.2	997.1
Other assets	1,380.4	1,374.7
Total assets	$23,985.6	$22,036.4
Liabilities and Equity
Current liabilities:
Short-term debt	$17.0	$302.8
Current maturities of long-term debt	607.7	596.6
Structured accounts payable arrangements	777.7	743.7
Accounts payable	1,505.7	1,260.7
Accrued liabilities	2,723.9	1,883.6
Total current liabilities	5,632.0	4,787.4
Long-term debt, less current maturities	3,351.9	3,382.2
Deferred income taxes	1,075.6	1,016.2
Other noncurrent liabilities	2,017.1	2,102.1
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 391,869,304 shares issued and 352,052,452 shares outstanding as of June 30, 2022, 390,815,099 shares issued and 368,732,231 shares outstanding as of December 31, 2021	3.5	3.7
Capital in excess of par value	—	478.0
Retained earnings	13,634.9	12,014.2
Accumulated other comprehensive loss	(1,887.1)	(1,891.8)
Total Mosaic stockholders' equity	11,751.3	10,604.1
Noncontrolling interests	157.7	144.4
Total equity	11,909.0	10,748.5
Total liabilities and equity	$23,985.6	$22,036.4
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$2,229.5	$597.0
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	471.7	412.6
Deferred and other income taxes	297.3	38.9
Equity in net (earnings) loss of nonconsolidated companies, net of dividends	(66.6)	15.1
Accretion expense for asset retirement obligations	39.6	35.1
Accretion expense for leases	6.5	7.2
Share-based compensation expense	15.5	19.2
Unrealized (gain) loss on derivatives	(66.4)	(45.5)
Foreign currency adjustments	(76.3)	(116.4)
Mine closure costs	—	158.1
Other	49.9	(17.1)
Changes in assets and liabilities:
Receivables, net	(721.3)	(46.4)
Inventories	(818.4)	(402.0)
Other current and noncurrent assets	(227.1)	(53.1)
Accounts payable and accrued liabilities	1,072.9	724.0
Other noncurrent liabilities	(115.5)	7.2
Net cash provided by operating activities	2,091.3	1,333.9
Cash Flows from Investing Activities:
Capital expenditures	(553.1)	(585.8)
Purchases of available-for-sale securities - restricted	(425.9)	(200.5)
Proceeds from sale of available-for-sale securities - restricted	415.2	186.1
Other	1.9	20.6
Net cash used in investing activities	(561.9)	(579.6)
Cash Flows from Financing Activities:
Payments of short-term debt	(119.3)	(25.0)
Proceeds from issuance of short-term debt	130.3	25.0
Payments of inventory financing arrangement	(1,250.4)	—
Proceeds from inventory financing arrangement	947.7	—
Payments of structured accounts payable arrangements	(770.7)	(342.7)
Proceeds from structured accounts payable arrangements	796.4	527.5
Collections of transferred receivables	683.5	188.7
Payments of transferred receivables	(764.6)	(160.6)
Payments of long-term debt	(28.6)	(128.7)
Repurchases of stock	(999.4)	—
Cash dividends paid	(94.5)	(47.5)
Other	13.4	2.9
Net cash (used in) provided by financing activities	(1,456.2)	39.6
Effect of exchange rate changes on cash	(2.1)	49.1
Net change in cash, cash equivalents and restricted cash	71.1	843.0
Cash, cash equivalents and restricted cash - December 31	786.3	594.4
Cash, cash equivalents and restricted cash - June 30	$857.4	$1,437.4
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six months ended
	June 30, 2022	June 30, 2021

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$839.1	$1,417.6
Restricted cash in other current assets	9.4	10.6
Restricted cash in other assets	8.9	9.2
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$857.4	$1,437.4

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $12.1 and $18.4 for the six months ended June 30, 2022 and 2021, respectively)	$84.1	$89.6
Income taxes (net of refunds)	492.0	118.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of March 31, 2021	379.7	$3.8	$876.2	$10,667.7	$(1,923.5)	$172.8	$9,797.0
Total comprehensive income (loss)	—	—	—	437.2	299.2	4.9	741.3
Stock option exercises	—	—	3.2	—	—	—	3.2
Vesting of restricted stock units	0.2	—	(3.3)	—	—	—	(3.3)
Stock based compensation	—	—	6.5	—	—	—	6.5
Dividends ($0.075 per share)	—	—	—	(29.0)	—	—	(29.0)
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2021	379.9	$3.8	$882.6	$11,075.9	$(1,624.3)	$177.6	$10,515.6

Balance as of December 31, 2020	379.1	$3.8	$872.8	$10,511.0	$(1,806.2)	$173.8	$9,755.2
Total comprehensive income (loss)	—	—	—	593.9	181.9	4.1	779.9
Stock option exercises	—	—	3.2	—	—	—	3.2
Vesting of restricted stock units	0.8	—	(10.9)	—	—	—	(10.9)
Stock based compensation	—	—	17.5	—	—	—	17.5
Dividends ($0.075 per share)	—	—	—	(29.0)	—	—	(29.0)
Dividends for noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance as of June 30, 2021	379.9	$3.8	$882.6	$11,075.9	$(1,624.3)	$177.6	$10,515.6

Balance as of March 31, 2022	362.0	$3.6	$56.6	$13,196.5	$(1,618.3)	$152.4	$11,790.8
Total comprehensive income (loss)	—	—	—	1,035.9	(268.8)	5.3	772.4
Stock option exercises	—	—	5.1	—	—	—	5.1
Vesting of restricted stock units	0.2	—	0.3	—	—	—	0.3
Stock based compensation	—	—	7.3	—	—	—	7.3
Share repurchases	(10.1)	(0.1)	(69.3)	(542.9)	—	—	(612.3)
Dividends ($0.15 per share)	—	—	—	(54.6)	—	—	(54.6)
Balance as of June 30, 2022	352.1	$3.5	$—	$13,634.9	$(1,887.1)	$157.7	$11,909.0

Balance as of December 31, 2021	368.7	$3.7	$478.0	$12,014.2	$(1,891.8)	$144.4	$10,748.5
Total comprehensive income (loss)	—	—	—	2,217.9	4.7	13.3	2,235.9
Stock option exercises	—	—	13.4	—	—	—	13.4
Vesting of restricted stock units	1.1	—	(19.2)	—	—	—	(19.2)
Stock based compensation	—	—	19.1	—	—	—	19.1
Share repurchases	(17.7)	(0.2)	(491.3)	(542.9)	—	—	(1,034.4)
Dividends ($0.15 per share)	—	—	—	(54.3)	—	—	(54.3)
Balance as of June 30, 2022	352.1	$3.5	$—	$13,634.9	$(1,887.1)	$157.7	$11,909.0

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
•Our Mosaic Fertilizantes business segment includes the assets in Brazil that we acquired in the 2018 acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A. or the “Acquired Business”), which consist of five phosphate rock mines, four phosphate chemical plants and a potash mine. The segment also includes our legacy distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water port and throughput warehouse terminal facility in Brazil.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
3. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	June 30, 2022	December 31, 2021
Other current assets
Income and other taxes receivable	$305.1	$126.1
Prepaid expenses	167.3	107.3
Other	94.4	49.1
	$566.8	$282.5

Other assets
Restricted cash	$8.9	$8.5
MRO inventory	141.2	144.7
Marketable securities held in trust	679.5	731.5
Operating lease right-of-use assets	154.0	120.2
Indemnification asset	24.2	21.0
Long-term receivable	38.0	41.5
Other	334.6	307.3
	$1,380.4	$1,374.7

Accrued liabilities
Accrued dividends	$2.5	$43.6
Payroll and employee benefits	200.4	235.9
Asset retirement obligations	200.0	222.4
Customer prepayments(a)	1,268.0	437.7
Accrued income and other taxes	285.6	184.3
Operating lease obligation	56.6	59.7
Servicing liability	—	81.1
Other	710.8	618.9
	$2,723.9	$1,883.6

Other noncurrent liabilities
Asset retirement obligations	$1,524.1	$1,526.9
Accrued pension and postretirement benefits	121.7	114.4
Operating lease obligation	100.8	64.3
Unrecognized tax benefits	30.5	156.6
Other	240.0	239.9
	$2,017.1	$2,102.1
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Mosaic	$1,035.9	$437.2	$2,217.9	$593.9
Basic weighted average number of shares outstanding	359.5	379.8	362.8	379.5
Dilutive impact of share-based awards	3.6	3.5	3.7	3.5
Diluted weighted average number of shares outstanding	363.1	383.3	366.5	383.0
Basic net income per share attributable to Mosaic	$2.88	$1.15	$6.11	$1.56
Diluted net income per share attributable to Mosaic	$2.85	$1.14	$6.05	$1.55
A total of zero and 0.1 million shares of common stock subject to issuance related to share-based awards for the three and six months ended June 30, 2022, respectively, and 0.5 million for the three and six months ended June 30, 2021, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
5. Inventories
Inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$398.9	$296.6
Work in process	849.4	741.1
Finished goods	2,085.3	1,534.3
Final price deferred(a)	144.2	31.4
Operating materials and supplies	163.1	138.0
	$3,640.9	$2,741.4
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
6. Goodwill
Mosaic had goodwill of $1.2 billion as of June 30, 2022 and December 31, 2021. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2021	$1,064.2	$95.9	$12.1	$1,172.2
Foreign currency translation	(11.7)	1.6	—	(10.1)
Balance as of June 30, 2022	$1,052.5	$97.5	$12.1	$1,162.1

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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of June 30, 2022, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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
The estimated fair value of the investments in the RCRA Trusts as of June 30, 2022 and December 31, 2021 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$6.2	$—	$—	$6.2
Level 2
Corporate debt securities	200.1	—	(14.3)	185.8
Municipal bonds	200.4	0.5	(7.7)	193.2
U.S. government bonds	284.1	—	(6.9)	277.2
Total	$690.8	$0.5	$(28.9)	$662.4

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$8.1	$—	$—	$8.1
Level 2
Corporate debt securities	198.8	5.6	(0.9)	203.5
Municipal bonds	198.1	6.5	(0.5)	204.1
U.S. government bonds	305.3	—	(6.1)	299.2
Total	$710.3	$12.1	$(7.5)	$714.9

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$169.0	$(13.2)	$67.1	$(0.8)
Municipal bonds	134.7	(7.0)	39.9	(0.4)
U.S. government bonds	277.2	(6.7)	152.2	(2.5)
	$580.9	$(26.9)	$259.2	$(3.7)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$7.9	$(1.1)	$3.6	$(0.1)
Municipal bonds	9.4	(0.9)	4.5	(0.1)
U.S. government bonds	—	—	143.4	(3.6)
	$17.3	$(2.0)	$151.5	$(3.8)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of June 30, 2022. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

June 30, 2022
Due in one year or less	$17.7
Due after one year through five years	343.8
Due after five years through ten years	272.7
Due after ten years	22.0
Total debt securities	$656.2
For the three and six months ended June 30, 2022, realized gains were $0.1 million and $0.2 million, respectively, and realized losses were $24.9 million and $25.9 million, respectively. For the three and six months ended June 30, 2021, realized gains were $1.5 million and $4.4 million, respectively, and realized losses were $0.1 million and $0.4 million, respectively.

8. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of June 30, 2022, the amount outstanding under this arrangement was $0.0. As of December 31, 2021, $302.7 million of inventory was financed under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.
Receivable Purchasing Arrangement

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We finance certain accounts receivable through a Receivable Purchasing Agreement (“RPA”) with a bank whereby, from time-to-time, we sell the receivables. The net face value of the purchased receivables may not exceed $400 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. The receivables sold under the RPA are accounted for as a true sale. Upon sale, these receivables are removed from the Condensed Consolidated Balance Sheets. Cash received is presented as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
During the three and six months ended June 30, 2022 and June 30, 2021, the Company sold approximately $15.0 million and $564.3 million, and $102.1 million and $188.7 million, respectively, of accounts receivable under this arrangement. Discounts on sold receivables were not material for any period presented. Following the sale to the bank, we continue to service the collection of the receivable on behalf of the bank without further consideration. As of June 30, 2022, all amounts had been remitted to the bank. As of December 31, 2021, $81.1 million, had been collected but not yet remitted to the bank. This amount was classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash (used in) provided by financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. As of June 30, 2022 and December 31, 2021, the total structured accounts payable arrangements were $777.7 million and $743.7 million, respectively.
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
A reconciliation of our AROs is as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in millions)	June 30, 2022	December 31, 2021
AROs, beginning of period	$1,749.3	$1,393.9
Liabilities incurred	9.9	20.2
Liabilities settled	(97.8)	(163.1)
Accretion expense	39.6	71.9
Revisions in estimated cash flows	12.8	443.3
Foreign currency translation	10.3	(16.9)
AROs, end of period	1,724.1	1,749.3
Less current portion	200.0	222.4
Non-current portion of AROs	$1,524.1	$1,526.9
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
As of June 30, 2022 and December 31, 2021, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $246.0 million and $262.9 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
10. Income Taxes
During the six months ended June 30, 2022, gross unrecognized tax benefits decreased by $97.8 million to $26.8 million. The decrease is primarily related to the effective settlement of unrecognized tax benefits during the quarter. If recognized, approximately $26.7 million of the $26.8 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $4.5 million and $31.1 million as of June 30, 2022 and December 31, 2021, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended June 30, 2022, discrete tax expense was approximately $13.7 million. This consisted primarily of tax cost related to prior year estimates, interest of effectively settled unrecognized tax benefits and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended June 30, 2022, income tax expense was not impacted by this set of rules.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the six months ended June 30, 2022, discrete tax expense was approximately $4.7 million. This consisted primarily of tax cost related to prior year estimates, interest of effectively settled unrecognized tax benefits, shared-based excess benefit, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of June 30, 2022 and December 31, 2021.
As of June 30, 2022 and December 31, 2021, the gross asset position of our derivative instruments was $94.9 million and $45.3 million, respectively, and the gross liability position of our liability instruments was $33.5 million and $45.5 million, respectively.
As of June 30, 2022 and December 31, 2021, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2022	December 31, 2021
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	3,636.9	3,185.8
Natural gas derivatives	Commodity	MMbtu	20.2	23.6
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2022 and December 31, 2021 was $13.5 million and $8.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2022, we would have been required to post an additional $6.2 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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
12. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of June 30, 2022 and December 31, 2021, the gross asset position of our foreign currency derivative instruments was $57.4 million and $27.0 million, respectively, and the gross liability position of our foreign currency derivative instruments was $32.1 million and $45.4 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of June 30, 2022 and December 31, 2021, the gross asset position of our commodity derivative instruments was $37.5 million and $18.3 million, respectively, and the gross liability position of our commodity instruments was $1.4 million and $0.1 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of June 30, 2022.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$839.1	$839.1	$769.5	$769.5
Accounts receivable	2,251.9	2,251.9	1,531.9	1,531.9
Accounts payable	1,505.7	1,505.7	1,260.7	1,260.7
Structured accounts payable arrangements	777.7	777.7	743.7	743.7
Short-term debt	17.0	17.0	302.8	302.8
Long-term debt, including current portion	3,959.6	3,982.1	3,978.8	4,516.1
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
13. Share Repurchases
On August 23, 2021, our Board of Directors authorized a $1.0 billion share repurchase program (the “2021 Repurchase Program”), replacing our 2015 Repurchase Program. The 2021 Repurchase Program allowed the Company to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise and has no set expiration date. In connection with this authorization, the remaining amount of $700 million authorized under the 2015 Repurchase Program was terminated.
On February 24, 2022, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $400 million of our Common Stock. At inception, we paid the financial institution $400 million and took initial delivery of 7,056,229 shares of our Common Stock. Under the terms of the ASR agreement, upon settlement, we would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution. In the second quarter of 2022, the ASR agreement was completed and we paid the financial institution an additional $54.2 million. When combining the initial $400 million paid at the inception of the ASR agreement and the cash settlement of $54.2 million at the termination of the ASR agreement, we repurchased approximately 7,056,229 shares at an average repurchase price of $64.37 per share. Following the completion of the 2021 Repurchase Program, our Board of Directors approved the establishment of a new $1.0 billion share repurchase authorization (the “2022 Repurchase Program”).
During the three and six months ended June 30, 2022, we repurchased 10,144,320 and 17,733,984 shares of Common Stock in the open market under the 2021 Repurchase Program and 2022 Repurchase Program for approximately $558.0 million and $1.0 billion. This includes 7,056,229 shares purchased under the ASR agreement. Subsequent to quarter end, our Board of Directors approved a new $2.0 billion share repurchase authorization which will be effective upon completion of the 2022 Repurchase Program.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three and six months ended June 30, 2022 and June 30, 2021:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended June 30, 2022
Balance at March 31, 2022	$(1,524.5)	$(72.4)	$5.7	$(27.1)	$(1,618.3)
Other comprehensive income (loss)	(272.2)	0.7	0.5	4.2	(266.8)
Tax (expense) benefit	(3.1)	(0.3)	(0.2)	(1.0)	(4.6)
Other comprehensive income (loss), net of tax	(275.3)	0.4	0.3	3.2	(271.4)
Other comprehensive income (loss) attributable to noncontrolling interest	2.6	—	—	—	2.6
Balance as of June 30, 2022	$(1,797.2)	$(72.0)	$6.0	$(23.9)	$(1,887.1)

Three Months Ended June 30, 2021
Balance at March 31, 2021	$(1,822.9)	$(105.9)	$4.2	$1.1	$(1,923.5)
Other comprehensive income (loss)	287.9	1.3	0.5	3.6	293.3
Tax (expense) benefit	9.3	(0.1)	—	—	9.2
Other comprehensive income (loss), net of tax	297.2	1.2	0.5	3.6	302.5
Other comprehensive income (loss) attributable to noncontrolling interest	(3.3)	—	—	—	(3.3)
Balance as of June 30, 2021	$(1,529.0)	$(104.7)	$4.7	$4.7	$(1,624.3)

Six Months Ended June 30, 2022
Balance at December 31, 2021	$(1,825.5)	$(72.8)	$5.2	$1.3	$(1,891.8)
Other comprehensive income (loss)	30.3	1.4	1.0	(32.8)	(0.1)
Tax (expense) benefit	(0.3)	(0.6)	(0.2)	7.6	6.5
Other comprehensive income (loss), net of tax	30.0	0.8	0.8	(25.2)	6.4
Other comprehensive income (loss) attributable to noncontrolling interest	(1.7)	—	—	—	(1.7)
Balance as of June 30, 2022	$(1,797.2)	$(72.0)	$6.0	$(23.9)	$(1,887.1)

Six Months Ended June 30, 2021
Balance at December 31, 2020	$(1,719.1)	$(109.7)	$3.7	$18.9	$(1,806.2)
Other comprehensive income (loss)	173.5	2.6	1.0	(14.2)	162.9
Tax (expense) benefit	17.6	2.4	—	—	20.0
Other comprehensive income (loss), net of tax	191.1	5.0	1.0	(14.2)	182.9
Other comprehensive income (loss) attributable to noncontrolling interest	(1.0)	—	—	—	(1.0)
Balance as of June 30, 2021	$(1,529.0)	$(104.7)	$4.7	$4.7	$(1,624.3)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of June 30, 2022 and December 31, 2021, the net amount due from our non-consolidated companies totaled $311.7 million and $63.0 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Transactions with related parties included in net sales(a)	$900.0	$196.4	$1,413.0	$353.8
Transactions with related parties included in cost of goods sold(b)	961.3	239.6	1,469.4	489.4
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex and MWSPC by our Mosaic Fertilizantes segment and India and China distribution businesses.
As part of the MWSPC joint venture, we market approximately 25% of MWSPC production. Marketing fees of approximately $5.7 million and $9.0 million, and $3.0 million and $4.6 million are included in revenue for the three and six months ended June 30, 2022 and 2021, respectively.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of June 30, 2022 and December 31, 2021, there were outstanding bridge loans of $74.7 million relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
16. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $66.9 million and $57.3 million as of June 30, 2022 and December 31, 2021, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of June 30, 2022, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, the FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material. In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
New Wales Phase II East Stack. In April 2022, we confirmed the presence of a cavity in and liner tear beneath the southern part of the active phosphogypsum stack at the Company’s New Wales facility in Florida which resulted in process water draining beneath the stack. The circumstances were reported to FDEP and the EPA. While the evaluation of the cavity continues, we have begun repairs, which are expected to occur in two phases. Phase I, which we have started, will stabilize the cavity by depositing low pressure grout into it. Phase II will then inject high pressure grout beneath the stack to restore the geological confining layer beneath it.

As of June 30,2022, we recorded a reserve of $30.0 million for the estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $769.9 million. We estimate that our probable aggregate loss with respect to these claims is approximately $65.8 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2022.
Approximately $593.7 million of the aggregate alleged damages relates to labor claims, such as in-house and third-party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $57.1 million, which has been accrued as of June 30, 2022.
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
The environmental, judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $21.2 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $5.6 million, which has been accrued as of June 30, 2022.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real estate disputes, regulatory issues and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $155.0 million. We estimate that the probable aggregate loss with respect to these matters is approximately $3.1 million.

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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $415.5 million, of which $192.4 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $271.1 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.

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
Segment information for the three and six months ended June 30, 2022 and 2021 was as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended June 30, 2022
Net sales to external customers	$1,138.5	$1,563.1	$2,259.7	$411.8	$5,373.1
Intersegment net sales	662.4	17.1	—	(679.5)	—
Net sales	1,800.9	1,580.2	2,259.7	(267.7)	5,373.1
Gross margin	641.6	927.6	450.2	(173.1)	1,846.3
Canadian resource taxes	—	274.5	—	—	274.5
Gross margin (excluding Canadian resource taxes)	641.6	1,202.1	450.2	(173.1)	2,120.8
Operating earnings	578.1	915.1	420.5	(239.5)	1,674.2
Capital expenditures	157.3	66.9	38.4	—	262.6
Depreciation, depletion and amortization expense	133.0	81.1	26.7	4.2	245.0
Three months ended June 30, 2021
Net sales to external customers	$910.2	$659.1	$1,035.7	$195.7	$2,800.7
Intersegment net sales	264.6	3.9	—	(268.5)	—
Net sales	1,174.8	663.0	1,035.7	(72.8)	2,800.7
Gross margin	308.5	217.2	185.1	41.5	752.3
Canadian resource taxes	—	54.2	—	—	54.2
Gross margin (excluding Canadian resource taxes)	308.5	271.4	185.1	41.5	806.5
Mine closure costs	—	158.1	—	—	158.1
Operating earnings (loss)	283.1	48.9	170.5	(18.5)	484.0
Capital expenditures	150.0	98.2	44.3	4.7	297.2
Depreciation, depletion and amortization expense	105.6	70.3	23.8	3.8	203.5
Six months ended June 30, 2022
Net sales to external customers	$2,291.3	$2,598.8	$3,748.3	$657.0	$9,295.4
Intersegment net sales	1,005.6	41.2	—	(1,046.8)	—
Net sales	3,296.9	2,640.0	3,748.3	(389.8)	9,295.4
Gross margin	1,169.3	1,506.5	669.5	(59.9)	3,285.4
Canadian resource taxes	—	431.7	—	—	431.7
Gross margin (excluding Canadian resource taxes)	1,169.3	1,938.2	669.5	(59.9)	3,717.1
Operating earnings (loss)	1,070.6	1,478.4	607.2	(226.2)	2,930.0
Capital expenditures	305.0	132.0	113.5	2.6	553.1
Depreciation, depletion and amortization expense	253.5	158.1	51.9	8.2	471.7
Six months ended June 30, 2021
Net sales to external customers	$1,794.8	$1,132.2	$1,799.1	$371.7	$5,097.8
Intersegment net sales	381.0	8.2	—	(389.2)	—
Net sales	2,175.8	1,140.4	1,799.1	(17.5)	5,097.8
Gross margin	481.1	357.4	288.2	60.5	1,187.2
Canadian resource taxes	—	89.2	—	—	89.2
Gross margin (excluding Canadian resource taxes)	481.1	446.6	288.2	60.5	1,276.4
Mine closure costs	—	158.1	—	—	158.1
Operating earnings (loss)	436.0	173.8	261.0	(73.6)	797.2
Capital expenditures	302.5	194.7	83.1	5.5	585.8
Depreciation, depletion and amortization expense	208.0	149.8	47.0	7.8	412.6
Total Assets
As of June 30, 2022	$9,777.2	$9,886.5	$6,360.2	$(2,038.3)	$23,985.6
As of December 31, 2021	8,776.4	8,312.8	4,908.2	39.0	22,036.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and six months ended June 30, 2022, distribution operations in India and China collectively had revenue of $389.9 million and $610.9 million, respectively, and gross margin of $64.4 million and $151.3 million, respectively. For the three and six months ended June 30, 2021, distribution operations in India and China collectively had revenue of $180.0 million and $339.6 million, respectively, and gross margin of $42.7 million and $72.9 million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net sales(a):
Brazil	$2,195.0	$1,014.4	$3,643.5	$1,782.2
Canpotex(b)	893.8	187.3	1,386.3	337.5
Canada	271.2	228.4	501.7	418.8
China	244.9	116.5	465.7	242.2
India	144.9	73.8	144.9	103.3
Argentina	82.7	27.7	136.3	45.0
Colombia	69.7	38.6	101.9	66.4
Mexico	60.5	31.9	128.4	82.1
Paraguay	59.9	32.6	94.9	51.6
Japan	45.3	30.2	71.8	51.9
Australia	39.4	0.3	64.3	24.1
Honduras	20.8	8.3	24.2	11.1
Dominican Republic	11.1	3.2	13.3	9.8
Peru	10.5	13.6	10.5	14.2
Thailand	0.8	7.7	3.1	10.8
Other	17.8	14.4	38.0	27.0
Total international countries	4,168.3	1,828.9	6,828.8	3,278.0
United States	1,204.8	971.8	2,466.6	1,819.8
Consolidated	$5,373.1	$2,800.7	$9,295.4	$5,097.8
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Sales by product type:
Phosphate Crop Nutrients	$1,329.1	$835.8	$2,287.9	$1,502.4
Potash Crop Nutrients	1,971.4	804.8	3,166.2	1,362.3
Crop Nutrient Blends	737.5	333.9	1,290.5	648.6
Performance Products(a)	753.2	455.4	1,369.6	854.8
Phosphate Rock	22.2	18.4	49.3	35.3
Other(b)	559.7	352.4	1,131.9	694.4
	$5,373.1	$2,800.7	$9,295.4	$5,097.8
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag, Aspire and Sus-Terra.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.
18. Esterhazy Closure Costs
Due to increased brine inflows, on June 4, 2021, the Company made the decision to accelerate the timing of the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine. Closing the K1 and K2 shafts were key pieces of the transition to the K3 shaft, but the timeline for the closure was accelerated by approximately nine months. In the second quarter of 2021, we had pre-tax costs of $158.1 million related to the permanent closure of these facilities. These costs consisted of $109.9 million related to the write-off of fixed assets, $37.1 million related to AROs, and $11.1 million related to inventory and other reserves.

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

Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three months ended				Six months ended
	June 30,		2022-2021		June 30,		2022-2021
(in millions, except per share data)	2022	2021	Change	Percent	2022	2021	Change	Percent
Net sales	$5,373.1	$2,800.7	$2,572.4	92%	$9,295.4	$5,097.8	$4,197.6	82%
Cost of goods sold	3,526.8	2,048.4	1,478.4	72%	6,010.0	3,910.6	2,099.4	54%
Gross margin	1,846.3	752.3	1,094.0	145%	3,285.4	1,187.2	2,098.2	177%
Gross margin percentage	34%	27%			35%	23%
Selling, general and administrative expenses	108.2	107.6	0.6	1%	240.6	209.3	31.3	15%
Mine closure costs	—	158.1	(158.1)	NM	—	158.1	(158.1)	NM
Other operating expense	63.9	2.6	61.3	NM	114.8	22.6	92.2	NM
Operating earnings	1,674.2	484.0	1,190.2	NM	2,930.0	797.2	2,132.8	NM
Interest expense, net	(34.1)	(37.3)	3.2	(9)%	(73.4)	(82.3)	8.9	(11)%
Foreign currency transaction gain (loss)	(227.2)	111.1	(338.3)	NM	83.5	65.3	18.2	28%
Other income (expense)	(35.7)	1.4	(37.1)	NM	(35.5)	4.4	(39.9)	NM
Earnings from consolidated companies before income taxes	1,377.2	559.2	818.0	146%	2,904.6	784.6	2,120.0	NM
Provision for income taxes	369.3	115.9	253.4	NM	741.7	175.6	566.1	NM
Earnings from consolidated companies	1,007.9	443.3	564.6	127%	2,162.9	609.0	1,553.9	NM
Equity in net earnings (loss) of nonconsolidated companies	35.9	(4.5)	40.4	NM	66.6	(12.0)	78.6	NM
Net earnings including noncontrolling interests	1,043.8	438.8	605.0	138%	2,229.5	597.0	1,632.5	NM
Less: Net earnings attributable to noncontrolling interests	7.9	1.6	6.3	NM	11.6	3.1	8.5	NM
Net earnings attributable to Mosaic	$1,035.9	$437.2	$598.7	137%	$2,217.9	$593.9	$1,624.0	NM
Diluted net earnings per share attributable to Mosaic	$2.85	$1.14	$1.71	150%	$6.05	$1.55	$4.50	NM
Diluted weighted average number of shares outstanding	363.1	383.3			366.5	383.0
Overview of Consolidated Results for the three months ended June 30, 2022 and 2021
For the three months ended June 30, 2022, Mosaic had net income of $1.0 billion, or $2.85 per diluted share, compared to net income of $0.4 billion, or $1.14 per diluted share, for the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three months ended June 30, 2022, operating results in all of our segments benefited from higher average sales prices compared to the prior year period. Average selling prices rose throughout 2021 and into the first half of 2022, driven by tightness in global supply and demand and improved grain prices. The Russian invasion of Ukraine in February 2022 has resulted in instability in global commodities markets and significantly reduced the physical supply of fertilizer exported by Belarus and agricultural commodities produced in those geographies, which has contributed to rising fertilizer prices globally. In addition, Chinese export restrictions on phosphates have also impacted the global supply of fertilizer and contributed to tightening in the market.

Our operating results for the three months ended June 30, 2022 were favorably impacted in our Phosphate segment by significantly higher average selling prices than the prior year period, driven by the factors described above. The benefit from higher sales prices was partially offset by higher raw material costs, primarily sulfur and ammonia, in the current year period compared to the prior year period. The purchase prices of these raw materials are driven by global supply and demand. Operating results in the current year period were also unfavorably impacted by slightly lower sales volumes. Sales volumes were lower due to a condensed spring season caused by adverse weather and customers deferring purchases in North America.
Our operating results during the three months ended June 30, 2022 were favorably impacted in our Potash segment by higher average sales prices compared to the prior year period driven by the factors discussed above. Current period operating results were unfavorably impacted by slightly lower sales volumes. Similar to Phosphate, the lower sales volumes were primarily caused by a condensed spring season caused by adverse weather and customers deferring purchases in North America.
For the three months ended June 30, 2022, our operating results were favorably impacted in our Mosaic Fertilizantes segment. Sales prices increased globally compared to the same period in the prior year as discussed above. The favorable results were partially offset by increased product costs, primarily material purchases by our distribution business, inflationary pressure on production costs and higher raw materials costs, as global prices of sulfur and ammonia increased from the prior year period. Sales volumes were also slightly lower in the current year period compared to the same period in the prior year.
In addition to the items noted above, our current period results were impacted by a total of $364 million pre-tax, or $(0.79) per diluted share, related to the following notable items:
•Foreign currency transaction loss of $227 million, or $(0.47) per diluted share
•Unrealized loss on derivatives of $59 million, or $(0.12) per diluted share
•Other operating expense of $30 million, or $(0.06) per diluted share, related to upward revisions in environmental reserves and $9 million, or $(0.03) per diluted share, related to maintaining closed and indefinitely idled facilities in Florida
•Other non-operating expense of $26 million, or $(0.05) per diluted share, related to a realized gain on RCRA trust securities and $12 million, or $(0.02) per diluted share, related to the write-down of an investment
•Discrete income tax expense of $14 million, or $(0.04) per diluted share
•Asset retirement obligation (“ARO”) costs of $5 million, or $(0.01) per diluted share, related to upward revisions in the estimated costs of our asset retirement obligations for closed facilities
•Inventory write-downs of $3 million, or $(0.01) per diluted share
•Other operating income of $7 million, or $0.02 per diluted share, related to a gain on the sale of assets
Other Highlights
•During the three months ended June 30, 2022, we repurchased 10,144,320 shares of Common Stock in the open market under the 2021 and 2022 Repurchase Programs for approximately $558.0 million for an average purchase price of $55.00 per share. We also paid $54.2 million upon completion of the ASR agreement entered in the first quarter of 2022.
Subsequent to quarter end, our Board of Directors approved the establishment of a new $2.0 billion share repurchase authorization.
Overview of Consolidated Results for the six months ended June 30, 2022 and 2021
Net earnings attributable to Mosaic for the six months ended June 30, 2022 was $2.2 billion, or $6.05 per diluted share, compared to net earnings of $593.9 million, or $1.55 per diluted share, for the same period a year ago.
Results for the six months ended June 30, 2022 and 2021 reflected the factors discussed above in the discussion for the three months ended June 30, 2022 and 2021, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Phosphate segment for the six months ended June 30, 2022 were favorably impacted by higher phosphate average selling prices compared to the prior year period. These results were driven by the factors mentioned above in the three-month discussion. Operating results in the current year period were unfavorably impacted by lower finished product sales volumes, and higher raw material costs in the current year period, as discussed above in the three-month discussion. Current year operating results were also unfavorably impacted by higher idle plant and maintenance turnaround costs due to the timing of turnarounds compared to the prior year.
Operating results in our Potash segment for the six months ended June 30, 2022 were favorably impacted by an increase in the average selling price of potash compared to the prior year period, partially offset by lower sales volumes. These results were driven by the factors mentioned above in the three-month discussion.
For the six months ended June 30, 2022, operating results in our Mosaic Fertilizantes segment were favorably impacted by an increase in average sales prices in the current year compared to the prior year period, driven by strong global demand and tight supply. These results were partially offset by the unfavorable impact of increased costs as discussed above in the three-month discussion.
In addition to the items noted above, the results for the six months ended June 30, 2022 were negatively impacted by $7 million pre-tax, or $(0.01) per diluted share due to the following notable items:
•Foreign currency transaction gain of $84 million, or $0.15 per diluted share
•Unrealized gain on derivatives of $41 million, or $0.09 per diluted share
•Other operating income of $7 million, or $0.02 per diluted share, related to the sale of assets
•Other operating expense of $30 million, or $(0.06) per diluted share, related to upwards revisions in environmental reserves of $18 million, or $(0.05) per diluted share, related to maintaining closed and indefinitely idled facilities in Florida, and fixed asset write-offs of $4 million, or $(0.01) per diluted share
•Other non-operating expense of $26 million, or $(0.05) per diluted share, related to a realized gain on RCRA trust securities and $12 million, or $(0.02) per diluted share, for the write-down of an investment
•Functional currency impact in cost of goods sold of $18 million, or $(0.03) per diluted share
•Expense of $14 million, or $(0.03) per diluted share, related to upward revisions in the estimated costs of our AROs
•Discrete income tax expense of $5 million, or $(0.01) per diluted share
•Inventory write-downs of $3 million, or $(0.01) per diluted share
Other Highlights
•During the six months ended June 30, 2022, we repurchased 17,733,984 shares of Common Stock in the open market under the 2021 and 2022 Repurchase Programs for approximately $1.0 billion for an average purchase price of $58.32 per share. This includes 7,056,229 shares we purchased under an ASR agreement in the first quarter of 2022.
•In the first quarter of 2022, our Board of Directors approved the establishment of a new $1 billion share repurchase authorization.
•In the first quarter of 2022, our Board of Directors approved a regular dividend increase to $0.60 per share annually from $0.45, beginning with the second quarter of 2022.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2022-2021		June 30,		2022-2021
(in millions, except price per tonne or unit)	2022	2021	Change	Percent	2022	2021	Change	Percent
Net sales:
North America	$919.1	$746.5	$172.6	23%	$1,923.5	$1,472.2	$451.3	31%
International	881.8	428.3	453.5	106%	1,373.4	703.6	669.8	95%
Total	1,800.9	1,174.8	626.1	53%	3,296.9	2,175.8	1,121.1	52%
Cost of goods sold	1,159.3	866.3	293.0	34%	2,127.6	1,694.7	432.9	26%
Gross margin	$641.6	$308.5	$333.1	108	$1,169.3	$481.1	$688.2	143%
Gross margin as a percentage of net sales	36%	26%			35%	22%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	814	880	(66)	(8)%	1,731	2,090	(359)	(17)%
Performance and Other(b)	861	1,102	(241)	(22)%	1,605	1,954	(349)	(18)%
Total finished product tonnes	1,675	1,982	(307)	(15)%	3,336	4,044	(708)	(18)%
Rock	458	274	184	67%	918	539	379	70%
Total Phosphate Segment Tonnes(a)	2,133	2,256	(123)	(5)%	4,254	4,583	(329)	(7)%
Realized prices ($/tonne)
Average finished product selling price (destination)(c)	$1,048	$584	$464	79%	$963	$530	$433	82%
DAP selling price (fob plant)	$920	$544	$376	69%	$841	$474	$367	77%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$591	$382	$209	55%	$575	$348	$227	65%
Sulfur (long ton)	$385	$172	$213	124%	$302	$145	$157	108%
Blended rock (metric tonne)	$64	$60	$4	7%	$63	$60	$3	5%
Production volume (in thousands of metric tonnes) - North America	1,636	1,827	(191)	(10)%	3,381	3,737	(356)	(10)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales.
Three months ended June 30, 2022 and June 30, 2021
The Phosphate segment’s net sales were $1.8 billion for the three months ended June 30, 2022, compared to $1.2 billion for the three months ended June 30, 2021. The increase in net sales in the current year period was primarily due to favorable sales prices, which had an impact of approximately $720 million compared to the prior year period. This was partially offset by lower phosphate sales volumes in the current period, which had an unfavorable impact on net sales of approximately $160 million compared to the prior year period. In addition, increased sales of other products, primarily ammonia and sulfur, favorably impacted net sales by approximately $70 million.
Our average finished product selling price increased 79% to $1,048 per tonne for the three months ended June 30, 2022, compared to $584 per tonne in the prior year period, due to the factors discussed in the Overview.

The Phosphate segment’s sales volumes of finished products decreased by 15% for the three months ended June 30, 2022, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphate segment increased to $641.6 million for the three months ended June 30, 2022, from $308.5 million for the three months ended June 30, 2021. The increase in gross margin in the current year period was primarily due to higher sales prices, which favorably impacted gross margin by approximately $720 million compared to the prior year period. This was partially offset by an unfavorable impact of approximately $230 million from increased raw material prices, largely driven pricing of sulfur and ammonia. Lower sales volumes unfavorably impacted gross margin by approximately $70 million compared to the prior year period. The increase in gross margin was also partially offset by the unfavorable impact of approximately $50 million due to increased conversion costs, caused by the composition of rock and higher maintenance and turnaround costs of approximately $40 million compared to the prior period due to the timing of turnarounds during the current year period.
The average consumed price for ammonia for our North America operations increased 55% to $591 per tonne for the three months ended June 30, 2022, from $382 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. The average consumed sulfur price for our North America operations increased 124% to $385 per long ton for the three months ended June 30, 2022, from $172 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased slightly to $64 per tonne for the three months ended June 30, 2022, from $60 for the three months ended June 30, 2021. For the three months ended June 30, 2022, our North America phosphate rock production decreased to 2.5 million tonnes from 2.8 million tonnes during the same period of the prior year, due to geology of rock and operational challenges.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased to 1.6 million tonnes for the three months ended June 30, 2022, compared to 1.8 million for the three months ended June 30, 2021. Current period production levels were impacted by the timing of turnarounds. Our operating rate for processed phosphate production decreased to 66% for the three months ended June 30, 2022, from 73% for the same period in 2021.
Six months ended June 30, 2022 and June 30, 2021
The Phosphate segment’s net sales were $3.3 billion for the six months ended June 30, 2022, compared to $2.2 billion for the six months ended June 30, 2021. The increase in net sales was primarily due to higher finished product selling prices in the current year period, which favorably impacted net sales by approximately $1.3 billion compared to the prior year period. This was partially offset by lower sales volumes of finished goods, which unfavorably impacted net sales by approximately $340 million. In addition, net sales were also favorably impacted by approximately $150 million due to sales of rock in our Miski Mayo operation, sales of excess ammonia and sulfur, and other sales in the current year period.
Our average finished product selling price was $963 per tonne for the six months ended June 30, 2022, an increase of $433 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased by 18% for the six months ended June 30, 2022, compared to the same period in the prior year ago, due to the factors discussed in the Overview.
Gross margin for the Phosphate segment increased to $1.2 billion for the six months ended June 30, 2022, from $481.1 million for the six months ended June 30, 2021. The increase in gross margin in the current year period was primarily due to the impact of higher finished product prices of approximately $1.3 billion compared to the prior year, and an increase in rock sales and sales of excess ammonia and sulfur of approximately $40 million. These increases were partially offset by higher raw material costs as discussed below, which impacted gross margin by approximately $400 million. Gross margin was also unfavorably impacted by approximately $150 million, due to lower sales volumes, higher conversion costs of approximately $80 million due to lower production and higher costs of approximately $30 million related to the timing of idle plant and turnaround costs in the current year period.
The average consumed price for ammonia for our North American operations was $575 per tonne for the six months ended June 30, 2022, compared to $348 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $302 per long ton for the six months ended June 30, 2022, from $145 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.
The average consumed cost of purchased and produced phosphate rock increased slightly to $63 per tonne for the six months ended June 30, 2022, compared to $60 per tonne for the prior year period. Our North American phosphate rock production decreased to 4.6 million tonnes for the six months ended June 30, 2022, compared to 5.8 million for the six months ended June 30, 2021. The decrease from the prior year is due to the challenges noted above in the three-month discussion.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased to 3.4 million tonnes for the six months ended June 30, 2022, compared to 3.7 million tonnes in the prior year period. For the six months ended June 30, 2022, our operating rate for processed phosphate production decreased to 68%, compared to 75% in the same period of the prior year.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2022-2021		June 30,		2022-2021
(in millions, except price per tonne or unit)	2022	2021	Change	Percent	2022	2021	Change	Percent
Net sales:
North America	$657.9	$456.6	$201.3	44%	$1,188.0	$770.4	$417.6	54%
International	922.3	206.4	715.9	NM	1,452.0	370.0	1,082.0	NM
Total	1,580.2	663.0	917.2	138%	2,640.0	1,140.4	1,499.6	131%
Cost of goods sold	652.6	445.8	206.8	46%	1,133.5	783.0	350.5	45%
Gross margin	$927.6	$217.2	$710.4	NM	$1,506.5	$357.4	$1,149.1	NM
Gross margin as a percentage of net sales	59%	33%			57%	31%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,045	2,064	(19)	(1)%	3,577	3,811	(234)	(6)%
Performance and Other(b)	259	262	(3)	(1)%	519	495	24	5%
Total Potash Segment Tonnes	2,304	2,326	(22)	(1)%	4,096	4,306	(210)	(5)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$686	$285	$401	141%	$645	$265	$380	143%
MOP selling price (fob mine)	$678	$243	$435	179%	$638	$223	$415	186%
Production volume (in thousands of metric tonnes)	2,436	2,131	305	14%	4,636	4,416	220	5%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag, Aspire and animal feed ingredients.
Three months ended June 30, 2022 and June 30, 2021
The Potash segment’s net sales increased to $1.6 billion for the three months ended June 30, 2022, compared to $663.0 million in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $940 million, compared to the same period in the prior year. This was partially offset by slightly lower sales volumes compared to the prior year, which unfavorably impacted net sales by approximately $25 million.
Our average finished product selling price was $686 per tonne for the three months ended June 30, 2022, compared to $285 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products were 2.3 million tonnes for each of the three months ended June 30, 2022, and 2021.

Gross margin for the Potash segment increased to $927.6 million for the three months ended June 30, 2022, from $217.2 million in the same period of the prior year. The increase in gross margin in the current year period is primarily due to an increase in selling prices, which contributed approximately $940 million to gross margin, compared to the prior year period. This increase was unfavorably impacted by higher Canadian resource taxes and royalties, as discussed below.
We had expense of $274.5 million from Canadian resource taxes for the three months ended June 30, 2022, compared to $54.3 million in the same period a year ago. Canadian royalty expense increased to $31.5 million for the three months ended June 30, 2022, compared to $10.0 million for the three months ended June 30, 2021. The fluctuations in Canadian resource taxes and royalties are a result of an increase in our sales revenue and margins.
On June 4, 2021, due to increased brine inflows, we made the decision to immediately close the K1 and K2 shafts at our Esterhazy mine, which eliminated future brine inflow management expenses at these locations. Therefore, we did not incur any brine inflow management expenses for the three months ended June 30, 2022, compared to $19 million in brine inflow management expenses, including depreciation on brine assets, during the three months ended June 30, 2021.
Our operating rate for potash production was 87% for the current year period, compared to 88% in the prior year period.
Six months ended June 30, 2022 and June 30, 2021
The Potash segment’s net sales increased to $2.6 billion for the six months ended June 30, 2022, compared to $1.1 billion in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $1.6 billion. This was partially offset by lower sales volumes, which had an unfavorable impact on net sales of approximately $70 million.
Our average selling price was $645 per tonne for the six months ended June 30, 2022, compared to $265 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes decreased to 4.1 million tonnes for the six months ended June 30, 2022, compared to 4.3 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $1.5 billion for the six months ended June 30, 2022, from $357.4 million for the same period in the prior year. Gross margin was favorably impacted by approximately $1.6 billion, due to the increase in average selling prices, partially offset by approximately $20 million, due to the impact of lower sales volumes. Gross margin was unfavorably impacted by higher Canadian resource taxes and royalties of approximately $380 million in the current year period, as discussed below. Gross margin was also negatively impacted in the current year period by higher operational plant spending of approximately $50 million, due to higher natural gas costs and costs associated with operating our Colonsay, Saskatchewan mine, which was not operating in the prior year period.
We incurred $431.7 million in Canadian resource taxes for the six months ended June 30, 2022, compared to $89.2 million in the same period a year ago. Canadian royalty expense increased to $58.5 million for the six months ended June 30, 2022, compared to $18.5 million for the six months ended June 30, 2021. The fluctuations in Canadian resource taxes and royalties are due to higher average selling prices and margins in the current year period compared to the prior year.
We did not incur any brine inflow management expenses for the six months ended June 30, 2022, compared to $42 million in brine inflow management expenses, including depreciation on brine assets, during the six months ended June 30, 2021.
Our operating rate was 82% for the current year period, compared to 91% in the prior year period, due to the closure of our K1 and K2 shafts which were operating for most of the prior year period.

    Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Six months ended
	June 30,		2022-2021		June 30,		2022-2021
(in millions, except price per tonne or unit)	2022	2021	Change	Percent	2022	2021	Change	Percent
Net Sales	$2,259.7	$1,035.7	$1,223.9	118%	$3,748.3	$1,799.2	$1,949.1	108%
Cost of goods sold	1,809.5	850.7	958.8	113%	3,078.8	1,511.0	1,567.8	104%
Gross margin	$450.2	$185.1	$265.1	143%	$669.5	$288.2	$381.3	132%
Gross margin as a percent of net sales	20%	18%			18%	16%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	638	686	(48)	(7)%	1,375	1,222	153	13%
Potash produced in Brazil	46	66	(20)	(30)%	92	129	(37)	(29)%
Purchased nutrients for distribution	1,636	1,589	47	3%	2,675	3,054	(379)	(12)%
Total Mosaic Fertilizantes Segment Tonnes	2,320	2,341	(21)	(1)%	4,142	4,405	(263)	(6)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$974	$442	$532	120%	$905	$408	$497	122%
Brazil MAP price (delivered price to third party)	$1,021	$589	$432	73%	$964	$521	$443	85%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	102	96	6	6%	204	160	44	28%
MicroEssentials® from Mosaic	448	418	30	7%	696	621	75	12%
Potash from Mosaic/Canpotex	663	473	190	40%	1,061	962	99	10%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$1,396	$527	$869	165%	$1,296	$453	$843	186%
Sulfur (long ton)	$384	$177	$207	117%	$363	$153	$210	137%
Blended rock (metric tonne)	$102	$80	$22	28%	$103	$77	$26	34%
Production volume (in thousands of metric tonnes)	848	893	(45)	(5)%	1,836	1,778	58	3%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
Three months ended June 30, 2022 and June 30, 2021
The Mosaic Fertilizantes segment’s net sales increased to $2.3 billion for the three months ended June 30, 2022, from $1.0 billion in the same period a year ago. The increase in net sales was due to higher finished product sales prices, which favorably impacted net sales by approximately $1.1 billion. This was partially offset by slightly lower finished goods sales volumes, which had an unfavorable impact of approximately $10 million. Net sales were also favorably impacted by increased sales prices of other products, primarily sulfuric acid, of approximately $100 million.
Our average finished product selling price was $974 per tonne for the three months ended June 30, 2022, compared to $442 per tonne for the same period a year ago, due to the increase in global sales prices as discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 1% for the three months ended June 30, 2022, compared to the same period a year ago. Sales volumes were impacted by shipment delays due to high customer inventories.
Gross margin for the Mosaic Fertilizantes segment increased to $450.2 million for the three months ended June 30, 2022, from $185.1 million in the same period of the prior year. The increase in gross margin was primarily due to a favorable impact of approximately $1.1 billion related to the increase in selling prices during the current year period compared to the prior year period. An increase in product costs, primarily material purchases by our distribution business, and increases in other production costs collectively had an unfavorable impact on gross margin of approximately $840 million, compared to the prior year period.
The average consumed price for ammonia for our Brazilian operations increased to $1,396 per tonne for the three months ended June 30, 2022, compared to $527 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $384 per long ton for the three months ended June 30, 2022, compared to $177 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 5% for the three months ended June 30, 2022, compared to the prior year period. For the three months ended June 30, 2022, our phosphate operating rate increased to 83%, compared to 72% in the same period of the prior year.
For the three months ended June 30, 2022, our Brazilian phosphate rock production increased slightly to 1.1 million tonnes, from 1.0 million tonnes for the prior year period.
Six months ended June 30, 2022 and 2021
The Mosaic Fertilizantes segment’s net sales were $3.7 billion for the six months ended June 30, 2022, compared to $1.8 billion in the prior year period. In the current period, net sales were favorably impacted by approximately $1.8 billion due to higher finished goods sales prices, partially offset by the impact of lower finished goods sales volumes of approximately $100 million. Net sales were also favorably impacted by increased sales prices of other products, primarily sulfur acid, of approximately $210 million.
The average finished product selling price increased $497 per tonne to $905 per tonne for the six months ended June 30, 2022, compared to $408 per tonne in the prior year period, primarily due to the increase in global prices mentioned in the Overview.
The Mosaic Fertilizantes segment’s sales volume decreased to 4.1 million tonnes for the six months ended June 30, 2022, from 4.4 million tonnes in the same period a year ago, impacted by lower demand primarily due to adverse weather conditions in certain areas of Brazil during the first quarter of 2022.
Gross margin for the six months ended June 30, 2022, increased to $669.5 million from $288.2 million in the same period in the prior year. In the current year period, gross margin was favorably impacted by favorable sales prices of approximately $1.8 billion. Gross margin was also positively impacted by favorable sales of other products, primarily sulfuric acid, of approximately $30 million compared to the prior year period. In the current year period, gross margin was negatively impacted by higher raw materials costs of approximately $1.4 billion and higher conversion costs at our facilities of approximately $40 million compared to the prior year.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 3% compared to the prior year period. For the six months ended June 30, 2022, our phosphate operating rate was 87%, compared to 82% in the same period of the prior year.
For the six month period ended June 30, 2022, our Brazilian phosphate rock production remained level at 2.0 million tonnes for the current and prior year period.
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
For the three months ended June 30, 2022, gross margin for Corporate, Eliminations and Other was $(173.1) million, compared to $41.5 million for the same period in the prior year. Gross margin was unfavorably impacted by a net unrealized loss of $58.8 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $38.0 million in the prior year period. Gross margin was also unfavorably impacted by higher elimination of profit on intersegment sales in the current year period, which changed from the prior year period by approximately $141.8 million. Gross margin was positively impacted by distribution operations primarily in China due to increased pricing compared to the prior year period. China and India, collectively had revenue of $389.9 million and gross margin of $64.4 million in the current year period, compared to revenue of $180.0 million and gross margin of $42.7 million in the prior year period.
For the six months ended June 30, 2022, gross margin for Corporate, Eliminations and Other was $(59.9) million, compared to $60.5 million for the same period in the prior year. Gross margin was unfavorably impacted by higher elimination of profit on intersegment sales in the current year period, which changed from the prior year period by approximately $215.3 million. Gross margin was positively impacted by distribution operations primarily in China due to increased pricing. China and India, collectively had revenue of $610.9 million and gross margin of $151.3 million in the current year period, compared to revenue of $339.6 million and gross margin of $72.9 million in the prior year period. Gross margin was also favorably impacted by a net unrealized gain on foreign currency commodity derivatives of $41.0 million in the current year period compared to a net unrealized gain of $29.9 million in the prior year period.
Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2022-2021		June 30,		2022-2021
(in millions)	2022	2021	Change	Percent	2022	2021	Change	Percent
Selling, general and administrative expenses	$108.2	$107.6	$0.6	1%	$240.6	$209.3	$31.3	15%
Mine closure costs	—	158.1	(158.1)	(100)%	—	158.1	(158.1)	(100)%
Other operating expense	63.9	2.6	61.3	NM	114.8	22.6	92.2	NM
Interest expense	(43.1)	(43.8)	0.7	(2)%	(87.0)	(93.2)	6.2	(7)%
Interest income	9.0	6.5	2.5	38%	13.6	10.9	2.7	25%
Interest expense, net	(34.1)	(37.3)	3.2	(9)%	(73.4)	(82.3)	8.9	(11)%
Foreign currency transaction gain (loss)	(227.2)	111.1	(338.3)	NM	83.5	65.3	18.2	28%
Other income (expense)	(35.7)	1.4	(37.1)	NM	(35.5)	4.4	(39.9)	NM
Provision for income taxes	369.3	115.9	253.4	NM	741.7	175.6	566.1	NM
Equity in net earnings (loss) of nonconsolidated companies	35.9	(4.5)	40.4	NM	66.6	(12.0)	78.6	NM

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $108.2 million for the three months ended June 30, 2022, were comparable to that category of costs in the same period of the prior year of $107.6 million.
Selling, general and administrative expenses for the six months ended June 30, 2022 increased $31.3 million compared to the same period of the prior year primarily due to approximately $18 million in consulting and professional services costs related to executing on our strategic initiatives. Costs in Mosaic Fertilizantes also increased approximately $11 million, due to impacts from inflation and higher compensation costs.
Mine Closure Costs
On June 4, 2021, due to increased brine inflow, we decided to accelerate the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine. For the three and six months ended June 30, 2021, we recognized pre-tax costs of $158.1 million related to the permanent closure of these facilities.
Other Operating Expense
For the three months ended June 30, 2022, we had other operating expenses of $63.9 million, compared to $2.6 million for the same period in the prior year. The three months ended June 30, 2022 included an increase of approximately $30 million related to environmental reserves and approximately $5 million related to upward revisions in estimated closure costs for asset retirement obligations at our closed facilities. The prior year period included income of approximately $20 million related to a gain on selling a warehouse.
For the six months ended June 30, 2022, we had other operating expenses of $114.8 million, compared to $22.6 million for the same period in the prior year. The increase from the prior year period was primarily due to approximately $40 million related to an increase in environmental reserves and approximately $15 million related to upward revisions in estimated closure costs for our asset retirement obligations at our closed facilities. The prior year period included income of approximately $20 million related to a gain on the sale of a warehouse and $11 million related to the recovery of a reserve for the Acquired Business.
Foreign Currency Transaction Gain (Loss)
We recorded a foreign currency transaction loss of $(227.2) million and a foreign currency transaction gain of $83.5 million for the three and six months ended June 30, 2022, respectively, compared to gains of $111.1 million and $65.3 million for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2022, the loss was the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on U.S. dollar-denominated payables held by our Brazilian subsidiaries and significant intercompany loans and the strengthening of the U.S. dollar relative to the Canadian dollar on significant intercompany loans.
For the six months ended June 30, 2022, the gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real of U.S. dollar-denominated payables held by our Brazilian subsidiaries and on significant intercompany loans.
Other Income (Expense)
For the three and six months ended June 30, 2022, we had other expense of $(35.7) million and $(35.5) million compared to income of $1.4 million and $4.4 million for the same periods in the prior year. The current year expense primarily related approximately $25 million of realized losses on the marketable securities held in the RCRA Trusts and $12 million related to the write-down of an investment.
Equity in Net Earnings (Loss) of Nonconsolidated Companies
For the three and six months ended June 30, 2022, we had equity in net earnings of nonconsolidated companies of $35.9 million and $66.6 million compared to equity in net losses of nonconsolidated companies of $(4.5) million and $(12.0) million for the same periods in the prior year. The current year gain was primarily related to the operations of MWSPC, which were favorably impacted by higher phosphate selling prices, and the continued ramp-up of its operations.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2022	26.8%	$369.3
June 30, 2021	20.7%	$115.9

Six months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2022	25.5%	$741.7
June 30, 2021	22.4%	$175.6
Income tax expense was $369.3 million and $741.7 million and the effective tax rate was 26.8% and 25.5% for the three and six months ended June 30, 2022.
For the three months ended June 30, 2022, discrete tax expense was approximately $13.7 million. This consisted primarily of tax cost related to prior year adjustments, interest on effectively settled unrecognized tax benefits and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
For the six months ended June 30, 2022, discrete tax expense was approximately $4.7 million. This consisted primarily of tax cost related to prior year adjustments, interest on effectively settled unrecognized tax benefits, share-based excess benefit, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $0.8 billion, short-term debt of $17.0 million, long-term debt, including current maturities, of approximately $4.0 billion, and stockholders’ equity of approximately $11.9 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the six months ended June 30, 2022, we returned cash to shareholders through share repurchases of $999.4 million and cash dividends of $94.5 million and invested $553.1 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for at least the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of June 30, 2022, we had $2.49 billion available under our $2.50 billion committed revolving credit facility and approximately $1.08 billion available under our uncommitted facilities. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of June 30, 2022.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2022. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in or provided by financing activities for the six months ended June 30, 2022 and June 30, 2021:

(in millions)	Six months ended
	June 30,		2022-2021
Cash Flow	2022	2021	Change	Percent
Net cash provided by operating activities	$2,091.3	$1,333.9	$757.4	57%
Net cash used in investing activities	(561.9)	(579.6)	17.7	(3)%
Net cash (used in) provided by financing activities	(1,456.2)	39.6	(1,495.8)	NM
Operating Activities
During the six months ended June 30, 2022, net cash provided by operating activities was $2.1 billion, compared to $1.3 billion for the six months ended June 30, 2021. Our results of operations, after non-cash adjustments to net earnings, contributed $2.9 billion to cash flows from operating activities during the six months ended June 30, 2022, compared to $1.1 billion as computed on the same basis for the prior year period. During the six months ended June 30, 2022, we had an unfavorable working capital change of $809.4 million, compared to a favorable change of $229.7 million during the six months ended June 30, 2021.
The change in working capital for the six months ended June 30, 2022, was primarily driven by unfavorable impacts from increases in accounts receivable of $721.3 million and in inventories of $818.4 million, partially offset by increases in accounts payable and accrued expenses of $1.1 billion. The increase in accounts receivable was primarily related to higher prices at the end of the quarter compared to the end of the prior year. The increase in inventories was primarily due to higher raw material costs and building inventory volumes as our international locations prepare for their high seasons. The increases in accounts payable and accrued liabilities were primarily related to an increase in customer prepayments in Brazil in anticipation of the upcoming high season.
Investing Activities
Net cash used in investing activities was $561.9 million for the six months ended June 30, 2022 compared to $579.6 million for the same period a year ago. We had capital expenditures of $553.1 million for the six months ended June 30, 2022, compared to $585.8 million in the prior year period.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022, was $1.5 billion, compared to net cash provided by financing activities of $39.6 million for the same period in the prior year. During the six months ended June 30, 2022, we made repurchases of our Common Stock of $999.4 million and paid dividends of $94.5 million. We also made payments on our inventory financing arrangement of $302.7 million, payments on long-term debt of $28.6 million and payments of $81.1 million to the bank for amounts collected on their behalf under our Receivable Purchasing Agreement. During the six months ended June 30, 2022, we received net proceeds from short-term borrowings of $11.0 million, and had net proceeds from structured accounts payable arrangements of $25.7 million.
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
•difficulties in realizing benefits under our long-term natural gas based pricing ammonia supply agreement with CF, including the risks that the cost savings initially anticipated from the agreement may not be fully realized over the term of the agreement or that the price of natural gas or the market price for ammonia during the agreement’s term are at levels at which the agreement’s natural gas based pricing is disadvantageous to us, compared with purchases in the spot market; and
•other risk factors reported from time to time in our SEC reports.
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
As of June 30, 2022, and December 31, 2021, the fair value of our major foreign currency exchange contracts was $25.1 million and $(18.6) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2022					As of December 31, 2021
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Years ending December 31,
	2022	2023	2024	2025		2022	2023	2024
Foreign Currency Exchange Forwards
Canadian Dollar					$(2.2)				$3.8
Notional (million US$) - short Canadian dollars	$257.5	$86.4	$—	$—		$421.2	$78.3	$28.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2756	1.2676	—	—		1.2731	1.2665	1.2874
Notional (million US$) - long Canadian dollars	$1,113.4	$607.5	$—	$—		$1,030.7	$192.0	$35.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2818	1.2833	—	—		1.2708	1.2893	1.2346
Foreign Currency Exchange Collars
Canadian Dollar					$0.0				$0.4
Notional (million US$) - long Canadian dollars	$—	$—	$—	$—		$15.5	$—	$—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	—	—	—		1.3433	—	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	—	—	—		1.2875	—	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$21.1				$(20.8)
Notional (million US$) - short Brazilian real	$602.4	$—	$—	$—		$531.5	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.1937	—	—	—		5.7121	—	—
Notional (million US$) - long Brazilian real	$655.0	$—	$—	$—		$679.2	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.3743	—	—	—		5.6748	—	—
Indian Rupee					$3.0				$(1.5)
Notional (million US$) - short Indian rupee	$151.1	$40.1	$—	$—		$125.0	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	78.3687	79.7683	—	—		75.7627	—	—
China Renminbi					$3.2				$(0.5)
Notional (million US$) - short China renminbi	$68.7	$54.7	$—	$—		$68.0	$—	$—
Weighted Average Rate - China renminbi to U.S. dollar	6.4602	6.6368	—	—		6.4750	—	—
Total Fair Value					$25.1				$(18.6)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated

Financial Statements in this report.
Commodities
As of June 30, 2022, and December 31, 2021, the fair value of our natural gas commodities contracts was $37.7 million and $18.8 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2022					As of December 31, 2021
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2022	2023	2024	2025	Fair Value	2022	2023	2024	2025	Fair Value
Natural Gas Swaps					$37.7					$18.8
Notional (million MMBtu) - long	5.1	10.2	4.8	—		9.4	9.4	4.8	—
Weighted Average Rate (US$/MMBtu)	$2.62	$2.56	$2.72	$—		$2.21	$2.34	$2.72	$—
Total Fair Value					$37.7					$18.8

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2022.

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 16 of our Condensed Consolidated Financial Statements in this report:
Countervailing Duty Petitions. In 2020, we filed petitions with the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) that requested the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. As a result of subsequent DOC and ITC determinations, the DOC issued countervailing duty orders on phosphate fertilizer imports from Russia and Morocco, which are scheduled to remain in place until at least April 2026. Currently, the cash deposit rates for such imports are approximately 20 percent for Moroccan producer OCP, 9 percent and 47 percent for Russian producers PhosAgro and Eurochem, respectively, and 17 percent for all other Russian producers. Mosaic has initiated actions at the U.S. Court of International Trade contesting certain aspects of the DOC's final determinations that, we believe, failed to capture the full extent of Moroccan and Russian phosphate fertilizer subsidies. Moroccan and Russian producers have also initiated U.S. Court of International Trade actions, seeking lower duties and revocation of the countervailing duty orders. Further, the cash deposit rates and the amount of countervailing duties owed by importers could change based on DOC's annual administrative review proceedings, including two which are currently underway.
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
On August 23, 2021, our Board of Directors authorized the 2021 Repurchase Program, which allowed us to repurchase up to $1.0 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. Following completion of the 2021 Repurchase Program in the second quarter of 2022, our Board of Directors authorized the establishment of a new $1.0 billion share repurchase authorization (the “2022 Repurchase Program”).
Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
April 1, 2022- April 30, 2022	195,669	$63.86	195,669	$1,100,263,824
May 1, 2022- May 31, 2022	2,982,749	60.35	2,982,749	920,264,825
June 1, 2022- June 30, 2022	6,965,902	52.47	6,965,902	554,780,320
Total	10,144,320	$55.00	10,144,320	$554,780,320
______________________________
(a)    In the second quarter of 2022, we announced our 2022 Repurchase Program, replacing our 2021 Repurchase Program, which allows us to repurchase up to $1.0 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2022 Repurchase Program has no set expiration date.
(b) At the end of the month shown.

ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.
ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.a	Summary of Board of Director Compensation		X

10.iii.k	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2014 Stock and Incentive Plan, as amended, approved May 19, 2022		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ CLINT C. FREELAND
Clint C. Freeland
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)
August 2, 2022