Form 10-Q
period 2022-09-30
MOSAIC CO
filed 2022-11-08
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 340,481,034 shares of Common Stock as of November 4, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$5,348.5	$3,418.6	$14,643.9	$8,516.4
Cost of goods sold	3,846.5	2,554.1	9,856.5	6,464.7
Gross margin	1,502.0	864.5	4,787.4	2,051.7
Selling, general and administrative expenses	124.5	97.7	365.1	307.0
Mine closure costs	—	—	—	158.1
Other operating expense	222.8	65.2	337.6	87.8
Operating earnings	1,154.7	701.6	4,084.7	1,498.8
Interest expense, net	(30.6)	(47.8)	(104.0)	(130.1)
Foreign currency transaction gain (loss)	(61.1)	(100.1)	22.4	(34.8)
Other income (expense)	(2.3)	0.6	(37.8)	5.0
Earnings from consolidated companies before income taxes	1,060.7	554.3	3,965.3	1,338.9
Provision for income taxes	276.6	176.6	1,018.3	352.2
Earnings from consolidated companies	784.1	377.7	2,947.0	986.7
Equity in net earnings (loss) of nonconsolidated companies	72.1	(1.2)	138.7	(13.2)
Net earnings including noncontrolling interests	856.2	376.5	3,085.7	973.5
Less: Net earnings attributable to noncontrolling interests	14.5	4.6	26.1	7.7
Net earnings attributable to Mosaic	$841.7	$371.9	$3,059.6	$965.8
Basic net earnings per share attributable to Mosaic	$2.45	$0.98	$8.58	$2.54
Basic weighted average number of shares outstanding	344.2	379.8	356.5	379.6
Diluted net earnings per share attributable to Mosaic	$2.42	$0.97	$8.50	$2.52
Diluted weighted average number of shares outstanding	347.7	383.2	360.1	383.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net earnings including noncontrolling interest	$856.2	$376.5	$3,085.7	$973.5
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	(375.4)	(244.0)	(345.4)	(52.9)
Net actuarial gain and prior service cost	0.4	(0.1)	1.2	4.9
Realized gain on interest rate swap	0.4	0.5	1.2	1.5
Net gain (loss) on marketable securities held in trust fund	(19.9)	(2.8)	(45.1)	(17.0)
Other comprehensive income (loss)	(394.5)	(246.4)	(388.1)	(63.5)
Comprehensive income	461.7	130.1	2,697.6	910.0
Less: Comprehensive income attributable to noncontrolling interest	13.7	2.4	27.0	6.5
Comprehensive income attributable to Mosaic	$448.0	$127.7	$2,670.6	$903.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$702.8	$769.5
Receivables, net, including affiliate receivables of $658.1 and $445.0, respectively	1,899.8	1,531.9
Inventories	3,781.2	2,741.4
Other current assets	515.9	282.5
Total current assets	6,899.7	5,325.3
Property, plant and equipment, net of accumulated depreciation of $8,753.2 and $8,238.1, respectively	12,462.5	12,475.3
Investments in nonconsolidated companies	831.7	691.8
Goodwill	1,106.3	1,172.2
Deferred income taxes	753.3	997.1
Other assets	1,384.1	1,374.7
Total assets	$23,437.6	$22,036.4
Liabilities and Equity
Current liabilities:
Short-term debt	$200.6	$302.8
Current maturities of long-term debt	630.1	596.6
Structured accounts payable arrangements	632.5	743.7
Accounts payable	1,199.8	1,260.7
Accrued liabilities	2,467.3	1,883.6
Total current liabilities	5,130.3	4,787.4
Long-term debt, less current maturities	3,329.3	3,382.2
Deferred income taxes	1,009.1	1,016.2
Other noncurrent liabilities	2,233.6	2,102.1
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 391,920,657 shares issued and 340,437,227 shares outstanding as of September 30, 2022, 390,815,099 shares issued and 368,732,231 shares outstanding as of December 31, 2021	3.4	3.7
Capital in excess of par value	—	478.0
Retained earnings	13,858.0	12,014.2
Accumulated other comprehensive loss	(2,280.8)	(1,891.8)
Total Mosaic stockholders' equity	11,580.6	10,604.1
Noncontrolling interests	154.7	144.4
Total equity	11,735.3	10,748.5
Total liabilities and equity	$23,437.6	$22,036.4
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$3,085.7	$973.5
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	700.9	598.7
Deferred and other income taxes	332.8	147.9
Equity in net (earnings) loss of nonconsolidated companies, net of dividends	(138.7)	16.4
Accretion expense for asset retirement obligations	59.2	52.8
Accretion expense for leases	11.1	10.3
Share-based compensation expense	22.0	24.3
Unrealized loss (gain) on derivatives	16.5	(24.4)
Foreign currency adjustments	(41.1)	(19.1)
Mine closure costs	—	158.1
Other	69.7	(8.0)
Changes in assets and liabilities:
Receivables, net	(429.1)	(221.7)
Inventories	(1,042.5)	(574.7)
Other current and noncurrent assets	(198.7)	(86.3)
Accounts payable and accrued liabilities	544.2	669.8
Other noncurrent liabilities	(11.9)	39.0
Net cash provided by operating activities	2,980.1	1,756.6
Cash Flows from Investing Activities:
Capital expenditures	(906.8)	(925.8)
Purchases of available-for-sale securities - restricted	(459.6)	(323.3)
Proceeds from sale of available-for-sale securities - restricted	444.6	303.2
Other	5.3	15.3
Net cash used in investing activities	(916.5)	(930.6)
Cash Flows from Financing Activities:
Payments of short-term debt	(158.6)	(25.0)
Proceeds from issuance of short-term debt	152.8	25.0
Payments of inventory financing arrangement	(1,451.0)	—
Proceeds from inventory financing arrangement	1,348.8	—
Payments of structured accounts payable arrangements	(1,144.1)	(675.7)
Proceeds from structured accounts payable arrangements	1,020.6	762.7
Collections of transferred receivables	1,283.6	310.3
Payments of transferred receivables	(1,363.5)	(262.8)
Payments of long-term debt	(44.5)	(594.7)
Repurchases of stock	(1,601.2)	(20.0)
Cash dividends paid	(163.3)	(95.4)
Other	14.7	(3.1)
Net cash used in financing activities	(2,105.7)	(578.7)
Effect of exchange rate changes on cash	(21.7)	17.0
Net change in cash, cash equivalents and restricted cash	(63.8)	264.3
Cash, cash equivalents and restricted cash - December 31	786.3	594.4
Cash, cash equivalents and restricted cash - September 30	$722.5	$858.7
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2022	September 30, 2021

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$702.8	$842.8
Restricted cash in other current assets	8.6	8.6
Restricted cash in other assets	11.1	7.3
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$722.5	$858.7

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $19.2 and $22.4 for the nine months ended September 30, 2022 and 2021, respectively)	$87.0	$107.3
Income taxes (net of refunds)	744.6	172.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of June 30, 2021	379.9	$3.8	$882.6	$11,075.9	$(1,624.3)	$177.6	$10,515.6
Total comprehensive income (loss)	—	—	—	371.9	(244.2)	2.4	130.1
Vesting of restricted stock units	—	—	0.1	—	—	—	0.1
Stock based compensation	—	—	4.3	—	—	—	4.3
Share Repurchase	(0.6)	—	(21.0)	—	—	—	(21.0)
Dividends ($0.075 per share)	—	—	—	(28.7)	—	—	(28.7)
Dividends for noncontrolling interests	—	—	—	—	—	(19.2)	(19.2)
Balance as of September 30, 2021	379.3	$3.8	$866.0	$11,419.1	$(1,868.5)	$160.8	$10,581.2

Balance as of December 31, 2020	379.1	$3.8	$872.8	$10,511.0	$(1,806.2)	$173.8	$9,755.2
Total comprehensive income (loss)	—	—	—	965.8	(62.3)	6.5	910.0
Stock option exercises	—	—	3.2	—	—	—	3.2
Vesting of restricted stock units	0.8	—	(10.8)	—	—	—	(10.8)
Stock based compensation	—	—	21.8	—	—	—	21.8
Share Repurchase	(0.6)	—	(21.0)	—	—	—	(21.0)
Dividends ($0.15 per share)	—	—	—	(57.7)	—	—	(57.7)
Dividends for noncontrolling interests	—	—	—	—	—	(19.5)	(19.5)
Balance as of September 30, 2021	379.3	$3.8	$866.0	$11,419.1	$(1,868.5)	$160.8	$10,581.2

Balance as of June 30, 2022	352.1	$3.5	$—	$13,634.9	$(1,887.1)	$157.7	$11,909.0
Total comprehensive income (loss)	—	—	—	841.7	(393.7)	13.7	461.7
Stock option exercises	—	—	1.3	—	—	—	1.3
Vesting of restricted stock units	—	—	0.3	—	—	—	0.3
Stock based compensation	—	—	6.5	—	—	—	6.5
Share repurchases	(11.7)	(0.1)	(8.1)	(566.6)	—	—	(574.8)
Dividends ($0.15 per share)	—	—	—	(52.0)	—	—	(52.0)
Dividends for noncontrolling interests	—	—	—	—	—	(16.7)	(16.7)
Balance as of September 30, 2022	340.4	$3.4	$—	$13,858.0	$(2,280.8)	$154.7	$11,735.3

Balance as of December 31, 2021	368.7	$3.7	$478.0	$12,014.2	$(1,891.8)	$144.4	$10,748.5
Total comprehensive income (loss)	—	—	—	3,059.6	(389.0)	27.0	2,697.6
Stock option exercises	—	—	14.7	—	—	—	14.7
Vesting of restricted stock units	1.1	—	(18.9)	—	—	—	(18.9)
Stock based compensation	—	—	25.6	—	—	—	25.6
Share repurchases	(29.4)	(0.3)	(499.4)	(1,109.5)	—	—	(1,609.2)
Dividends ($0.30 per share)	—	—	—	(106.3)	—	—	(106.3)
Dividends for noncontrolling interests	—	—	—	—	—	(16.7)	(16.7)
Balance as of September 30, 2022	340.4	$3.4	$—	$13,858.0	$(2,280.8)	$154.7	$11,735.3

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
3. Recently Issued Accounting Guidance

In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a buyer in a supplier financing program make annual disclosures about the program's key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2023), except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023 (fiscal 2024). We are currently evaluating the effect of adopting this new accounting pronouncement but expect the impact to be minimal.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2022	December 31, 2021
Other current assets
Income and other taxes receivable	$293.6	$126.1
Prepaid expenses	131.6	107.3
Other	90.7	49.1
	$515.9	$282.5

Other assets
Restricted cash	$11.1	$8.5
MRO inventory	140.0	144.7
Marketable securities held in trust	653.7	731.5
Operating lease right-of-use assets	188.7	120.2
Indemnification asset	22.8	21.0
Long-term receivable	31.8	41.5
Other	336.0	307.3
	$1,384.1	$1,374.7

Accrued liabilities
Accrued dividends	$3.3	$43.6
Payroll and employee benefits	207.1	235.9
Asset retirement obligations	238.1	222.4
Customer prepayments(a)	737.1	437.7
Accrued income and other taxes	340.6	184.3
Operating lease obligation	53.7	59.7
Servicing liability	1.2	81.1
Other	886.2	618.9
	$2,467.3	$1,883.6

Other noncurrent liabilities
Asset retirement obligations	$1,701.1	$1,526.9
Accrued pension and postretirement benefits	119.8	114.4
Operating lease obligation	138.3	64.3
Unrecognized tax benefits	30.6	156.6
Other	243.8	239.9
	$2,233.6	$2,102.1
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Mosaic	$841.7	$371.9	$3,059.6	$965.8
Basic weighted average number of shares outstanding	344.2	379.8	356.5	379.6
Dilutive impact of share-based awards	3.5	3.4	3.6	3.4
Diluted weighted average number of shares outstanding	347.7	383.2	360.1	383.0
Basic net income per share attributable to Mosaic	$2.45	$0.98	$8.58	$2.54
Diluted net income per share attributable to Mosaic	$2.42	$0.97	$8.50	$2.52
A total of 0.1 million shares of common stock subject to issuance related to share-based awards for the three and nine months ended September 30, 2022, and 0.5 million for the three and nine months ended September 30, 2021, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$335.4	$296.6
Work in process	819.8	741.1
Finished goods	2,308.1	1,534.3
Final price deferred(a)	153.7	31.4
Operating materials and supplies	164.2	138.0
	$3,781.2	$2,741.4
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $1.1 billion and $1.2 billion as of September 30, 2022 and December 31, 2021, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2021	$1,064.2	$95.9	$12.1	$1,172.2
Foreign currency translation	(66.7)	0.8	—	(65.9)
Balance as of September 30, 2022	$997.5	$96.7	$12.1	$1,106.3

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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of September 30, 2022, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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
The estimated fair value of the investments in the RCRA Trusts as of September 30, 2022 and December 31, 2021 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$8.4	$—	$—	$8.4
Level 2
Corporate debt securities	200.2	—	(20.7)	179.5
Municipal bonds	202.1	—	(12.6)	189.5
U.S. government bonds	284.7	—	(21.3)	263.4
Other holdings	0.2	—	—	0.2
Total	$695.6	$—	$(54.6)	$641.0

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$8.1	$—	$—	$8.1
Level 2
Corporate debt securities	198.8	5.6	(0.9)	203.5
Municipal bonds	198.1	6.5	(0.5)	204.1
U.S. government bonds	305.3	—	(6.1)	299.2
Total	$710.3	$12.1	$(7.5)	$714.9

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$140.5	$(14.0)	$67.1	$(0.8)
Municipal bonds	159.1	(9.2)	39.9	(0.4)
U.S. government bonds	262.6	(21.2)	152.2	(2.5)
	$562.2	$(44.4)	$259.2	$(3.7)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$39.0	$(6.8)	$3.6	$(0.1)
Municipal bonds	26.8	(3.3)	4.5	(0.1)
U.S. government bonds	0.8	(0.1)	143.4	(3.6)
	$66.6	$(10.2)	$151.5	$(3.8)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2022. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2022
Due in one year or less	$21.1
Due after one year through five years	341.7
Due after five years through ten years	250.8
Due after ten years	19.0
Total debt securities	$632.6
For the three and nine months ended September 30, 2022, realized gains were $0.1 million and $0.3 million, respectively, and realized losses were $1.0 million and $26.8 million, respectively. For the three and nine months ended September 30, 2021, realized gains were $0.9 million and $5.3 million, respectively, and realized losses were $1.0 million and $1.4 million, respectively.

9. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of September 30, 2022 and December 31, 2021, we had financed inventory of $200.4 million and $302.7 million, respectively, under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Receivable Purchasing Arrangement
We finance certain accounts receivable through a Receivable Purchasing Agreement (“RPA”) with banks whereby, from time-to-time, we sell the receivables. The net face value of the purchased receivables may not exceed $600 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. The receivables sold under the RPA are accounted for as a true sale. Upon sale, these receivables are removed from the Condensed Consolidated Balance Sheets. Cash received is presented as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
During the three and nine months ended September 30, 2022, the Company sold approximately $1.0 billion and $1.6 billion, of accounts receivable under this arrangement. During the three and nine months ended September 30, 2021, the Company sold approximately $101.1 million and $363.9 million. Discounts on sold receivables were not material for any period presented. Following the sale to the bank, we continue to service the collection of the receivable on behalf of the bank without further consideration. As of September 30, 2022 and December 31, 2021, $1.2 million and $81.1 million, respectively, had been collected but not yet remitted to the bank. This amount was classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. As of September 30, 2022 and December 31, 2021, the total structured accounts payable arrangements were $632.5 million and $743.7 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion (none outstanding at September 30, 2022).
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
A reconciliation of our AROs is as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in millions)	September 30, 2022	December 31, 2021
AROs, beginning of period	$1,749.3	$1,393.9
Liabilities incurred	13.7	20.2
Liabilities settled	(146.2)	(163.1)
Accretion expense	59.2	71.9
Revisions in estimated cash flows	272.4	443.3
Foreign currency translation	(9.2)	(16.9)
AROs, end of period	1,939.2	1,749.3
Less current portion	238.1	222.4
Non-current portion of AROs	$1,701.1	$1,526.9
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
As of September 30, 2022 and December 31, 2021, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $335.3 million and $262.9 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the nine months ended September 30, 2022, gross unrecognized tax benefits decreased by $99.7 million to $24.9 million. The decrease is primarily related to the effective settlement of unrecognized tax benefits. If recognized, approximately $25.4 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $4.6 million and $31.1 million as of September 30, 2022 and December 31, 2021, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended September 30, 2022, discrete tax items recorded in tax expense were approximately $12.1 million. This consisted primarily of the net tax cost related to the true up of estimates from our U.S. tax return provision and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended September 30, 2022, income tax expense was not impacted by this set of rules.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the nine months ended September 30, 2022, discrete tax items recorded in tax expense were approximately $16.7 million. This consisted primarily of tax cost related to prior year estimate adjustments, interest of effectively settled unrecognized tax benefits, share-based excess benefit, true up of estimates related to our U.S. tax return provision and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, the gross asset position of our derivative instruments was $93.8 million and $45.3 million, respectively, and the gross liability position of our liability instruments was $114.8 million and $45.5 million, respectively.
As of September 30, 2022 and December 31, 2021, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2022	December 31, 2021
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	2,858.2	3,185.8
Natural gas derivatives	Commodity	MMbtu	18.1	23.6
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2022 and December 31, 2021 was $78.4 million and $8.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2022, we would have been required to post an additional $60.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2022 and December 31, 2021, the gross asset position of our foreign currency derivative instruments was $52.9 million and $27.0 million, respectively, and the gross liability position of our foreign currency derivative instruments was $114.3 million and $45.4 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of September 30, 2022 and December 31, 2021, the gross asset position of our commodity derivative instruments was $40.9 million and $18.3 million, respectively, and the gross liability position of our commodity instruments was $0.5 million and $0.1 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of September 30, 2022.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$702.8	$702.8	$769.5	$769.5
Accounts receivable	1,899.8	1,899.8	1,531.9	1,531.9
Accounts payable	1,199.8	1,199.8	1,260.7	1,260.7
Structured accounts payable arrangements	632.5	632.5	743.7	743.7
Short-term debt	200.6	200.6	302.8	302.8
Long-term debt, including current portion	3,959.4	3,772.7	3,978.8	4,516.1
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
14. Share Repurchases
Following the completion of our $1.0 billion share repurchase program authorized in 2021, our Board of Directors approved the establishment of a new $1.0 billion share repurchase program. Following the exhaustion of this program, our Board of Directors authorized a $2.0 billion share repurchase program in the third quarter of 2022. Our repurchase programs allow the Company to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise and have no set expiration date.
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
During the three and nine months ended September 30, 2022, we repurchased 11,666,578 and 29,400,562 shares of Common Stock, respectively, in the open market for approximately $574.8 million and $1.6 billion, respectively. This includes the 7,056,229 shares purchased under the ASR agreement.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three and nine months ended September 30, 2022 and September 30, 2021:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended September 30, 2022
Balance at June 30, 2022	$(1,797.2)	$(72.0)	$6.0	$(23.9)	$(1,887.1)
Other comprehensive income (loss)	(367.0)	0.7	0.5	(25.9)	(391.7)
Tax (expense) benefit	(8.4)	(0.3)	(0.1)	6.0	(2.8)
Other comprehensive income (loss), net of tax	(375.4)	0.4	0.4	(19.9)	(394.5)
Other comprehensive income (loss) attributable to noncontrolling interest	0.8	—	—	—	0.8
Balance as of September 30, 2022	$(2,171.8)	$(71.6)	$6.4	$(43.8)	$(2,280.8)

Three Months Ended September 30, 2021
Balance at June 30, 2021	$(1,529.0)	$(104.7)	$4.7	$4.7	$(1,624.3)
Other comprehensive income (loss)	(236.2)	1.3	0.5	(3.2)	(237.6)
Tax (expense) benefit	(7.8)	(1.4)	—	0.4	(8.8)
Other comprehensive income (loss), net of tax	(244.0)	(0.1)	0.5	(2.8)	(246.4)
Other comprehensive income (loss) attributable to noncontrolling interest	2.2	—	—	—	2.2
Balance as of September 30, 2021	$(1,770.8)	$(104.8)	$5.2	$1.9	$(1,868.5)

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$(1,825.5)	$(72.8)	$5.2	$1.3	$(1,891.8)
Other comprehensive income (loss)	(336.7)	2.1	1.5	(58.7)	(391.8)
Tax (expense) benefit	(8.7)	(0.9)	(0.3)	13.6	3.7
Other comprehensive income (loss), net of tax	(345.4)	1.2	1.2	(45.1)	(388.1)
Other comprehensive income (loss) attributable to noncontrolling interest	(0.9)	—	—	—	(0.9)
Balance as of September 30, 2022	$(2,171.8)	$(71.6)	$6.4	$(43.8)	$(2,280.8)

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$(1,719.1)	$(109.7)	$3.7	$18.9	$(1,806.2)
Other comprehensive income (loss)	(62.7)	3.9	1.5	(17.4)	(74.7)
Tax (expense) benefit	9.8	1.0	—	0.4	11.2
Other comprehensive income (loss), net of tax	(52.9)	4.9	1.5	(17.0)	(63.5)
Other comprehensive income (loss) attributable to noncontrolling interest	1.2	—	—	—	1.2
Balance as of September 30, 2021	$(1,770.8)	$(104.8)	$5.2	$1.9	$(1,868.5)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of September 30, 2022 and December 31, 2021, the net amount due from our non-consolidated companies totaled $373.4 million and $63.0 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Transactions with related parties included in net sales(a)	$965.0	$273.9	$2,378.0	$627.7
Transactions with related parties included in cost of goods sold(b)	1,198.8	535.1	2,668.2	989.8
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex and MWSPC by our Mosaic Fertilizantes segment and India and China distribution businesses.
As part of the MWSPC joint venture, we market approximately 25% of MWSPC production. Marketing fees of approximately $7.5 million and $16.6 million, and $2.5 million and $7.1 million are included in revenue for the three and nine months ended September 30, 2022 and 2021, respectively.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of September 30, 2022 and December 31, 2021, there were outstanding bridge loans of $74.7 million relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
17. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $128.5 million and

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
$57.3 million as of September 30, 2022 and December 31, 2021, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of September 30, 2022, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, the FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material. In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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
As of September 30, 2022, we have a reserve of $65.0 million for the estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $774.9 million. We estimate that our probable aggregate loss with respect to these claims is approximately $62.0 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2022.
Approximately $585.7 million of the aggregate alleged damages relates to labor claims, such as in-house and third-party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $53.4 million, which has been accrued as of September 30, 2022.
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
The environmental, judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $20.6 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $5.4 million, which has been accrued as of September 30, 2022.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real estate disputes, regulatory issues and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $168.3 million. We estimate that the probable aggregate loss with respect to these matters is approximately $3.2 million, which has been accrued as of September 30, 2022.

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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $394.7 million, of which $194.9 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $265.4 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended September 30, 2022
Net sales to external customers	$1,151.0	$1,399.3	$2,628.7	$169.5	$5,348.5
Intersegment net sales	426.6	32.8	—	(459.4)	—
Net sales	1,577.6	1,432.1	2,628.7	(289.9)	5,348.5
Gross margin	357.9	798.7	348.3	(2.9)	1,502.0
Canadian resource taxes	—	258.4	—	—	258.4
Gross margin (excluding Canadian resource taxes)	357.9	1,057.1	348.3	(2.9)	1,760.4
Operating earnings	131.2	793.0	323.0	(92.5)	1,154.7
Capital expenditures	167.7	77.6	92.5	15.9	353.7
Depreciation, depletion and amortization expense	120.9	76.0	28.5	3.8	229.2
Three months ended September 30, 2021
Net sales to external customers	$943.1	$573.3	$1,754.7	$147.5	$3,418.6
Intersegment net sales	338.2	16.0	—	(354.2)	—
Net sales	1,281.3	589.3	1,754.7	(206.7)	3,418.6
Gross margin	364.2	236.0	332.2	(67.9)	864.5
Canadian resource taxes	—	57.3	—	—	57.3
Gross margin (excluding Canadian resource taxes)	364.2	293.3	332.2	(67.9)	921.8
Operating earnings (loss)	325.5	219.7	290.5	(134.1)	701.6
Capital expenditures	160.5	122.5	52.1	4.9	340.0
Depreciation, depletion and amortization expense	106.1	50.3	26.0	3.7	186.1
Nine months ended September 30, 2022
Net sales to external customers	$3,442.3	$3,998.1	$6,377.0	$826.5	$14,643.9
Intersegment net sales	1,432.2	74.0	—	(1,506.2)	—
Net sales	4,874.5	4,072.1	6,377.0	(679.7)	14,643.9
Gross margin	1,527.2	2,305.2	1,017.8	(62.8)	4,787.4
Canadian resource taxes	—	690.1	—	—	690.1
Gross margin (excluding Canadian resource taxes)	1,527.2	2,995.3	1,017.8	(62.8)	5,477.5
Operating earnings (loss)	1,201.8	2,271.4	930.2	(318.7)	4,084.7
Capital expenditures	472.7	209.6	206.0	18.5	906.8
Depreciation, depletion and amortization expense	374.4	234.1	80.4	12.0	700.9
Nine months ended September 30, 2021
Net sales to external customers	$2,737.9	$1,705.5	$3,553.8	$519.2	$8,516.4
Intersegment net sales	719.2	24.2	—	(743.4)	—
Net sales	3,457.1	1,729.7	3,553.8	(224.2)	8,516.4
Gross margin	845.3	593.4	620.4	(7.4)	2,051.7
Canadian resource taxes	—	146.5	—	—	146.5
Gross margin (excluding Canadian resource taxes)	845.3	739.9	620.4	(7.4)	2,198.2
Mine closure costs	—	158.1	—	—	158.1
Operating earnings (loss)	761.5	393.5	551.5	(207.7)	1,498.8
Capital expenditures	463.0	317.2	135.2	10.4	925.8
Depreciation, depletion and amortization expense	314.1	200.1	73.0	11.5	598.7
Total Assets
As of September 30, 2022	$9,788.5	$10,229.0	$5,714.0	$(2,293.9)	$23,437.6
As of December 31, 2021	8,776.4	8,312.8	4,908.2	39.0	22,036.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and nine months ended September 30, 2022, distribution operations in India and China collectively had revenue of $158.6 million and $769.5 million, respectively, and gross margin of $(13.7) million and $137.6 million, respectively. For the three and nine months ended September 30, 2021, distribution operations in India and China collectively had revenue of $136.2 million and $475.8 million, respectively, and gross margin of $22.9 million and $95.9 million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net sales(a):
Brazil	$2,555.0	$1,714.2	$6,198.5	$3,496.4
Canpotex(b)	968.9	268.4	2,355.2	605.9
Canada	182.2	107.0	683.9	525.8
India	163.3	65.0	308.2	168.3
Argentina	93.0	37.6	229.3	82.6
Paraguay	71.7	36.4	166.6	88.0
China	64.5	70.9	530.2	313.1
Japan	32.8	20.7	104.6	72.6
Mexico	29.4	3.9	157.8	86.0
Peru	17.4	11.1	27.9	25.3
Dominican Republic	11.6	10.1	24.9	19.9
Colombia	7.3	40.9	109.2	107.3
Thailand	1.6	5.1	4.7	15.9
Honduras	1.5	6.0	25.7	17.1
Australia	—	—	63.0	22.9
Other	27.3	24.0	66.6	52.2
Total international countries	4,227.5	2,421.3	11,056.3	5,699.3
United States	1,121.0	997.3	3,587.6	2,817.1
Consolidated	$5,348.5	$3,418.6	$14,643.9	$8,516.4
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Sales by product type:
Phosphate Crop Nutrients	$1,154.6	$950.7	$3,442.5	$2,453.1
Potash Crop Nutrients	1,918.6	942.2	5,084.8	2,304.5
Crop Nutrient Blends	867.7	572.1	2,158.2	1,220.7
Performance Products(a)	916.8	523.3	2,286.4	1,378.1
Phosphate Rock	34.4	21.1	83.7	56.4
Other(b)	456.4	409.2	1,588.3	1,103.6
	$5,348.5	$3,418.6	$14,643.9	$8,516.4
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag, Aspire and Sus-Terra.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.
19. Esterhazy Closure Costs
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

Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three months ended				Nine months ended
	September 30,		2022-2021		September 30,		2022-2021
(in millions, except per share data)	2022	2021	Change	Percent	2022	2021	Change	Percent
Net sales	$5,348.5	$3,418.6	$1,929.9	56%	$14,643.9	$8,516.4	$6,127.5	72%
Cost of goods sold	3,846.5	2,554.1	1,292.4	51%	9,856.5	6,464.7	3,391.8	52%
Gross margin	1,502.0	864.5	637.5	74%	4,787.4	2,051.7	2,735.7	133%
Gross margin percentage	28%	25%			33%	24%
Selling, general and administrative expenses	124.5	97.7	26.8	27%	365.1	307.0	58.1	19%
Mine closure costs	—	—	—	NM	—	158.1	(158.1)	NM
Other operating expense	222.8	65.2	157.6	NM	337.6	87.8	249.8	NM
Operating earnings	1,154.7	701.6	453.1	65%	4,084.7	1,498.8	2,585.9	173%
Interest expense, net	(30.6)	(47.8)	17.2	(36)%	(104.0)	(130.1)	26.1	(20)%
Foreign currency transaction gain (loss)	(61.1)	(100.1)	39.0	(39)%	22.4	(34.8)	57.2	(164)%
Other income (expense)	(2.3)	0.6	(2.9)	NM	(37.8)	5.0	(42.8)	NM
Earnings from consolidated companies before income taxes	1,060.7	554.3	506.4	91%	3,965.3	1,338.9	2,626.4	196%
Provision for income taxes	276.6	176.6	100.0	57%	1,018.3	352.2	666.1	189%
Earnings from consolidated companies	784.1	377.7	406.4	108%	2,947.0	986.7	1,960.3	199%
Equity in net earnings (loss) of nonconsolidated companies	72.1	(1.2)	73.3	NM	138.7	(13.2)	151.9	NM
Net earnings including noncontrolling interests	856.2	376.5	479.7	127%	3,085.7	973.5	2,112.2	NM
Less: Net earnings attributable to noncontrolling interests	14.5	4.6	9.9	NM	26.1	7.7	18.4	NM
Net earnings attributable to Mosaic	$841.7	$371.9	$469.8	126%	$3,059.6	$965.8	$2,093.8	NM
Diluted net earnings per share attributable to Mosaic	$2.42	$0.97	$1.45	149%	$8.50	$2.52	$5.98	NM
Diluted weighted average number of shares outstanding	347.7	383.2			360.1	383.0
Overview of Consolidated Results for the three months ended September 30, 2022 and 2021
For the three months ended September 30, 2022, Mosaic had net income of $841.7 million, or $2.42 per diluted share, compared to net income of $371.9 million, or $0.97 per diluted share, for the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three months ended September 30, 2022, operating results in all of our segments benefited from higher average sales prices compared to the prior year period. Average selling prices rose throughout 2021 and into the first half of 2022, driven by tightness in global supply and demand. The Russian invasion of Ukraine in February 2022 has resulted in instability in global commodities markets. The invasion, together with the continuation of reduced exports by Belarus, has significantly reduced the physical supply of fertilizer and agricultural commodities produced in those geographies. This has contributed to rising fertilizer prices globally. In addition, Chinese export restrictions on phosphates have also impacted the global supply of fertilizer and contributed to tightening in the worldwide fertilizer market.

Our operating results during the three months ended September 30, 2022 were favorably impacted in our Potash segment by higher average sales prices compared to the prior year period, driven by the factors discussed above. Current period operating results were also favorably impacted by higher sales volumes compared to the prior year period. Our sales volumes were lower in the prior year period due to production shortfalls caused by the early closures of the K1 and K2 shafts at our Esterhazy mine.
Our operating results for the three months ended September 30, 2022 were unfavorably impacted in our Phosphate segment compared to the prior year period. Average selling prices were higher than the prior year period, driven by the factors described above. The benefit from higher sales prices was offset by higher raw material costs, primarily sulfur and ammonia, in the current year period compared to the prior year period. The purchase prices of these raw materials are driven by global supply and demand. Operating results in the current year period were also unfavorably impacted by lower finished product sales volumes due to customers deferring purchases to future periods in North America, and delayed shipments caused by Hurricane Ian.
For the three months ended September 30, 2022, our operating results were favorably impacted in our Mosaic Fertilizantes segment. Sales prices increased globally compared to the same period in the prior year, as discussed above. The favorable results were partially offset by increased product costs, primarily material purchases by our distribution business, inflationary pressure on production costs and higher raw materials costs, as global prices of sulfur and ammonia increased from the prior year period. Sales volumes were lower in the current year period compared to the same period in the prior year, mainly due to farmers deferring purchase decisions.
In addition to the items noted above, our current period results were negatively impacted by a total of $357 million pre-tax, or $(0.80) per diluted share, related to the following notable items:
•Asset retirement obligation (“ARO”) costs of $146 million, or $(0.32) per diluted share, related to upward revisions in the estimated costs of our asset retirement obligations for closed facilities
•Unrealized loss on derivatives of $76 million, or $(0.16) per diluted share
•Other operating expense of $71 million, or $(0.15) per diluted share, related to an increase in our environmental reserves for remediation at our Florida locations
•Foreign currency transaction loss of $61 million, or $(0.13) per diluted share
•Other operating expense of $12 million, or $(0.02) per diluted share, related to maintaining closed and indefinitely idled facilities in Florida
•Discrete income tax expense of $12 million, or $(0.04) per diluted share
•Cost of goods sold impact of $9 million, or $(0.02) per diluted share, related to Hurricane Ian idle costs
•Functional currency impact in cost of goods sold of $14 million, or $0.03 per diluted share
•Other operating income of $4 million, or $0.01 per diluted share, for insurance proceeds related to Hurricane Ida
Other Highlights
•During the three months ended September 30, 2022, our Board of Directors approved the establishment of a new $2.0 billion share repurchase authorization.
•During the three months ended September 30, 2022, we repurchased 11,666,578 shares of Common Stock in the open market under our prior and new repurchase programs for approximately $574.8 million.
Overview of Consolidated Results for the nine months ended September 30, 2022 and 2021
Net earnings attributable to Mosaic for the nine months ended September 30, 2022 was $3.1 billion, or $8.50 per diluted share, compared to net earnings of $965.8 million, or $2.52 per diluted share, for the same period a year ago.
Results for the nine months ended September 30, 2022 and 2021 reflected the factors discussed above in the discussion for the three months ended September 30, 2022 and 2021, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results in our Potash segment for the nine months ended September 30, 2022 were favorably impacted by an increase in the average selling price of potash compared to the prior year period and an increase in sales volumes in the current year period. These results were driven by the factors mentioned above in the three-month discussion.
Operating results in our Phosphate segment for the nine months ended September 30, 2022 were favorably impacted by higher phosphate average selling prices compared to the prior year period. These results were driven by the factors mentioned above in the three-month discussion. Operating results in the current year period were unfavorably impacted by higher raw material costs and lower finished product sales volumes in the current year period, as discussed above in the three-month discussion. Adverse weather conditions in North America also contributed to a condensed spring season resulting in lower sales volumes for the nine months ended September 30, 2022.
For the nine months ended September 30, 2022, operating results in our Mosaic Fertilizantes segment were favorably impacted by an increase in average sales prices in the current year compared to the prior year period, driven by strong global demand and tight supply. These results were partially offset by the unfavorable impact of increased costs and lower sales volumes as discussed above in the three-month discussion.
In addition to the items noted above, the results for the nine months ended September 30, 2022 were negatively impacted by $350 million pre-tax due to notable items. The most significant of which were as follows:
•Expense of $160 million, related to upward revisions in the estimated costs of our AROs
•Other operating expense of $101 million related to upwards revisions in environmental reserves and $30 million, related to maintaining closed and indefinitely idled facilities in Florida
•Unrealized loss on derivatives of $35 million,
•Other non-operating expense of $26 million related to a realized loss on RCRA trust securities and $12 million for the write-down of an investment
•Cost of goods sold impact of $9 million related to Hurricane Ian idle costs
•Discrete income tax expense of $17 million
•Foreign currency transaction gain of $22 million
•Other operating income of $7 million related to the sale of assets
Other Highlights
•During the nine months ended September 30, 2022, we repurchased 29,400,562 shares of Common Stock in the open market under our repurchase programs for approximately $1.6 billion for an average purchase price of $54.73 per share. This includes 7,056,229 shares we purchased under an accelerated share repurchase agreement in the first quarter of 2022.
•In the first quarter of 2022, our Board of Directors approved the establishment of a new $1 billion share repurchase authorization, which was completed in the second quarter of 2022 and a new $2 billion share repurchase was authorized in the third quarter.
•In the first quarter of 2022, our Board of Directors approved a regular dividend increase to $0.60 per share annually from $0.45, beginning with the second quarter of 2022.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2022-2021		September 30,		2022-2021
(in millions, except price per tonne or unit)	2022	2021	Change	Percent	2022	2021	Change	Percent
Net sales:
North America	$1,177.9	$800.2	$377.7	47%	$3,101.4	$2,272.4	$829.0	36%
International	399.7	481.1	(81.4)	(17)%	1,773.1	1,184.7	588.4	50%
Total	1,577.6	1,281.3	296.3	23%	4,874.5	3,457.1	1,417.4	41%
Cost of goods sold	1,219.7	917.1	302.6	33%	3,347.3	2,611.8	735.5	28%
Gross margin	$357.9	$364.2	$(6.3)	(2)	$1,527.2	$845.3	$681.9	81%
Gross margin as a percentage of net sales	23%	28%			31%	24%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	824	907	(83)	(9)%	2,555	2,997	(442)	(15)%
Performance and Other(b)	827	929	(102)	(11)%	2,432	2,883	(451)	(16)%
Total finished product tonnes	1,651	1,836	(185)	(10)%	4,987	5,880	(893)	(15)%
Rock	410	450	(40)	(9)%	1,328	1,256	72	6%
Total Phosphate Segment Tonnes(a)	2,061	2,286	(225)	(10)%	6,315	7,136	(821)	(12)%
Realized prices ($/tonne)
Average finished product selling price (destination)(c)	$924	$681	$243	36%	$950	$575	$375	65%
DAP selling price (fob plant)	$809	$605	$204	34%	$829	$524	$305	58%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$665	$424	$241	57%	$583	$371	$212	57%
Sulfur (long ton)	$436	$214	$222	104%	$400	$167	$233	140%
Blended rock (metric tonne)	$68	$59	$9	15%	$68	$60	$8	13%
Production volume (in thousands of metric tonnes) - North America	1,664	1,738	(74)	(4)%	5,045	5,476	(431)	(8)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales.
Three months ended September 30, 2022 and September 30, 2021
The Phosphate segment’s net sales were $1.6 billion for the three months ended September 30, 2022, compared to $1.3 billion for the three months ended September 30, 2021. The increase in net sales in the current year period was primarily due to higher sales prices, which had a favorable impact of approximately $360 million compared to the prior year period. This was partially offset by lower phosphate sales volumes in the current period, which had an unfavorable impact on net sales of approximately $110 million compared to the prior year period. Net sales were also favorably impacted by approximately $20 million due to increased sales in our Miski Mayo operation.
Our average finished product selling price increased 36% to $924 per tonne for the three months ended September 30, 2022, compared to $681 per tonne in the prior year period, due to the factors discussed in the Overview.

The Phosphate segment’s sales volumes of finished products decreased by 10% for the three months ended September 30, 2022, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphate segment decreased to $357.9 million for the three months ended September 30, 2022, from $364.2 million for the three months ended September 30, 2021. The decrease in gross margin in the current year period was primarily due to an unfavorable impact of approximately $250 million from increased raw material prices, largely driven by pricing of sulfur and ammonia. Lower sales volumes unfavorably impacted gross margin by approximately $70 million compared to the prior year period. Gross margin was also unfavorably impacted by approximately $30 million due to increased conversion costs, caused by the composition of rock, and higher maintenance and turnaround costs of approximately $20 million, compared to the prior period, due to the timing of turnaround. These impacts were partially offset by higher sales prices, which favorably impacted gross margin by approximately $360 million compared to the prior year period.
The average consumed price for ammonia for our North America operations increased 57% to $665 per tonne for the three months ended September 30, 2022, from $424 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement with CF Industries ("CF") or produced internally at our Faustina, Louisiana location. On October 14, 2022, we received notice from CF to exercise the bilateral, contractual right to end the ammonia supply agreement in its current form, effective January 1, 2025. The contract allows for either party to exercise rights through 2032 that can result in changes to terms and conditions. We are confident that we will continue to have adequate sources of supply for ammonia at competitive pricing, including from CF Industries. The average consumed sulfur price for our North America operations increased 104% to $436 per long ton for the three months ended September 30, 2022, from $214 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $68 per tonne for the three months ended September 30, 2022, from $59 for the three months ended September 30, 2021, primarily due to using more Miski Mayo rock in the current year period. For the three months ended September 30, 2022, our North America phosphate rock production increased slightly to 2.9 million tonnes from 2.8 million tonnes during the same period of the prior year.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 4% for the three months ended September 30, 2022 from the prior year period. The lower production in the current year period reflects impacts from downtime at our Florida locations due to Hurricane Ian in September. Our operating rate for processed phosphate production decreased slightly to 67% for the three months ended September 30, 2022, from 70% for the same period in 2021.
Nine months ended September 30, 2022 and September 30, 2021
The Phosphate segment’s net sales were $4.9 billion for the nine months ended September 30, 2022, compared to $3.5 billion for the nine months ended September 30, 2021. The increase in net sales was primarily due to higher finished product selling prices in the current year period, which favorably impacted net sales by approximately $1.7 billion compared to the prior year period. This was partially offset by lower sales volumes of finished goods, which unfavorably impacted net sales by approximately $460 million. In addition, net sales were also favorably impacted by approximately $160 million, primarily due to sales of rock in our Miski Mayo operation and sales of excess ammonia and sulfur in the current year period.
Our average finished product selling price was $950 per tonne for the nine months ended September 30, 2022, an increase of $375 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased by 15% for the nine months ended September 30, 2022, compared to the same period in the prior year ago, due to the factors discussed in the Overview.
Gross margin for the Phosphate segment increased to $1.5 billion for the nine months ended September 30, 2022, from $845.3 million for the nine months ended September 30, 2021. The increase in gross margin in the current year period was primarily due to the impact of higher finished product prices of approximately $1.7 billion compared to the prior year. These increases were partially offset by higher raw material costs as discussed below, which impacted gross margin by approximately $600 million. Gross margin was also unfavorably impacted by approximately $200 million due to lower sales volumes, higher conversion costs of approximately $110 million, due to higher maintenance and water management costs, and higher costs of approximately $50 million related to the timing of idle plant and turnaround costs in the current year period.

The average consumed price for ammonia for our North America operations was $583 per tonne for the nine months ended September 30, 2022, compared to $371 in the same period a year ago. The average consumed price for sulfur for our North America operations increased to $400 per long ton for the nine months ended September 30, 2022, from $167 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.
The average consumed cost of purchased and produced phosphate rock increased to $68 per tonne for the nine months ended September 30, 2022, compared to $60 per tonne for the prior year period, primarily due to using more Miski Mayo rock in the current year period. Our North America phosphate rock production decreased to 7.5 million tonnes for the nine months ended September 30, 2022, compared to 8.6 million for the nine months ended September 30, 2021, due to geology of rock and operational challenges.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased to 5.0 million tonnes for the nine months ended September 30, 2022, compared to 5.5 million tonnes in the prior year period. For the nine months ended September 30, 2022, our operating rate for processed phosphate production decreased to 68%, compared to 73% in the same period of the prior year.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2022-2021		September 30,		2022-2021
(in millions, except price per tonne or unit)	2022	2021	Change	Percent	2022	2021	Change	Percent
Net sales:
North America	$440.5	$297.5	$143.0	48%	$1,628.5	$1,067.9	$560.6	52%
International	991.6	291.8	699.8	NM	2,443.6	661.8	1,781.8	NM
Total	1,432.1	589.3	842.8	143%	4,072.1	1,729.7	2,342.4	135%
Cost of goods sold	633.4	353.3	280.1	79%	1,766.9	1,136.3	630.6	55%
Gross margin	$798.7	$236.0	$562.7	NM	$2,305.2	$593.4	$1,711.8	NM
Gross margin as a percentage of net sales	56%	40%			57%	34%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,952	1,547	405	26%	5,529	5,358	171	3%
Performance and Other(b)	190	261	(71)	(27)%	709	756	(47)	(6)%
Total Potash Segment Tonnes	2,142	1,808	334	18%	6,238	6,114	124	2%
Realized prices ($/tonne)
Average finished product selling price (destination)	$669	$326	$343	105%	$653	$283	$370	131%
MOP selling price (fob mine)	$666	$290	$376	130%	$632	$242	$390	161%
Production volume (in thousands of metric tonnes)	2,266	1,580	686	43%	6,902	5,996	906	15%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag, Aspire and animal feed ingredients.
Three months ended September 30, 2022 and September 30, 2021
The Potash segment’s net sales increased to $1.4 billion for the three months ended September 30, 2022, compared to $0.6 billion in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $760 million, compared to the same period in the prior year, and higher sales volumes compared to the prior year, which favorably impacted net sales by approximately $80 million.
Our average finished product selling price was $669 per tonne for the three months ended September 30, 2022, compared to $326 per tonne for the same period a year ago, as a result of the factors described in the Overview.

The Potash segment’s sales volumes of finished products increased to 2.1 million tonnes for the three months ended September 30, 2022, compared to 1.8 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $798.7 million for the three months ended September 30, 2022, from $236.0 million in the same period of the prior year. The increase in gross margin in the current year period is primarily due to an increase in selling prices, which contributed approximately $760 million to gross margin, compared to the prior year period, and an increase in sales volumes, which contributed approximately $35 million to gross margin, compared to the prior year. Gross margin was also positively impacted by favorable absorption of approximately $80 million, due to increased production in the current period, and favorable turnaround impacts, due to timing, of approximately $20 million. Gross margin was unfavorably impacted by increased plant spending of approximately $110 million, primarily due to higher deprecation and natural gas costs, and by higher Canadian resource taxes and royalties, as discussed below.
We had expense of $258.4 million from Canadian resource taxes for the three months ended September 30, 2022, compared to $57.3 million in the same period a year ago. Canadian royalty expense increased to $30.5 million for the three months ended September 30, 2022, compared to $8.2 million for the three months ended September 30, 2021. The fluctuations in Canadian resource taxes and royalties are a result of an increase in our sales revenue and margins.
Our operating rate for potash production was 81% for the current year period, compared to 65% in the prior year period. The prior year period operating rate was unfavorably impacted by the closure of our K1 and K2 shafts at our Esterhazy mine.
Nine months ended September 30, 2022 and September 30, 2021
The Potash segment’s net sales increased to $4.1 billion for the nine months ended September 30, 2022, compared to $1.7 billion in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $2.3 billion, and by higher sales volumes, which had a favorable impact on net sales of approximately $30 million.
Our average selling price was $653 per tonne for the nine months ended September 30, 2022, compared to $283 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes increased to 6.2 million tonnes for the nine months ended September 30, 2022, compared to 6.1 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $2.3 billion for the nine months ended September 30, 2022, from $593.4 million for the same period in the prior year. Gross margin was favorably impacted by approximately $2.3 billion, due to the increase in average selling prices, and by higher sales volumes, which had a favorable impact on net sales of approximately $10 million. Gross margin was also positively impacted by favorable absorption of approximately $100 million, due to increased production in the current year period. Gross margin was unfavorably impacted by higher Canadian resource taxes and royalties of approximately $605 million in the current year period, as discussed below. Gross margin was also negatively impacted in the current year period by higher operational plant spending of approximately $125 million, due to higher natural gas costs and costs associated with operating our Colonsay, Saskatchewan mine, which was not operating in the prior year period, and depreciation costs associated with our K3 shaft assets.
We incurred $690.1 million in Canadian resource taxes for the nine months ended September 30, 2022, compared to $146.5 million in the same period a year ago. Canadian royalty expense increased to $89.0 million for the nine months ended September 30, 2022, compared to $26.7 million for the nine months ended September 30, 2021. The fluctuations in Canadian resource taxes and royalties are due to an increase in our sales revenues and margins.
On June 4, 2021, due to increased brine inflows, we made the decision to immediately close the K1 and K2 shafts at our Esterhazy mine, which eliminated future brine inflow management expenses. Therefore, we did not incur any brine inflow management expenses for the nine months ended September 30, 2022, compared to $28 million in brine inflow management expenses, including depreciation on brine assets, during the nine months ended September 30, 2021.
Our operating rate was 82% for each of the nine months ended September 30, 2022 and 2021.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Nine months ended
	September 30,		2022-2021		September 30,		2022-2021
(in millions, except price per tonne or unit)	2022	2021	Change	Percent	2022	2021	Change	Percent
Net Sales	$2,628.7	$1,754.7	$874.0	50%	$6,377.0	$3,553.8	$2,823.2	79%
Cost of goods sold	2,280.4	1,422.5	857.9	60%	5,359.2	2,933.4	2,425.8	83%
Gross margin	$348.3	$332.2	$16.1	5%	$1,017.8	$620.4	$397.4	64%
Gross margin as a percent of net sales	13%	19%			16%	17%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	488	722	(234)	(32)%	1,863	1,944	(81)	(4)%
Potash produced in Brazil	33	56	(23)	(41)%	125	185	(60)	(32)%
Purchased nutrients for distribution	2,303	2,572	(269)	(10)%	4,978	5,626	(648)	(12)%
Total Mosaic Fertilizantes Segment Tonnes	2,824	3,350	(526)	(16)%	6,966	7,755	(789)	(10)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$931	$524	$407	78%	$915	$458	$457	100%
Brazil MAP price (delivered price to third party)	$866	$622	$244	39%	$936	$543	$393	72%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	30	62	(32)	(52)%	247	222	25	11%
MicroEssentials® from Mosaic	370	343	27	8%	1,067	964	103	11%
Potash from Mosaic/Canpotex	798	1,024	(226)	(22)%	1,885	1,986	(101)	(5)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$1,267	$640	$627	98%	$1,285	$524	$761	145%
Sulfur (long ton)	$432	$222	$210	95%	$388	$179	$209	117%
Blended rock (metric tonne)	$106	$81	$25	31%	$104	$79	$25	32%
Production volume (in thousands of metric tonnes)	811	982	(171)	(17)%	2,647	2,760	(113)	(4)%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
Three months ended September 30, 2022 and September 30, 2021
The Mosaic Fertilizantes segment’s net sales increased to $2.6 billion for the three months ended September 30, 2022, from $1.8 billion in the same period a year ago. The increase in net sales was due to higher finished product sales prices, which favorably impacted net sales by approximately $1.1 billion. This was partially offset by lower finished goods sales volumes, which had an unfavorable impact of approximately $240 million.
Our average finished product selling price was $931 per tonne for the three months ended September 30, 2022, compared to $524 per tonne for the same period a year ago, due to the increase in global sales prices as discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 16% for the three months ended September 30, 2022, compared to the same period a year ago. Sales volumes were impacted by a reduction in market demand in the current period.
Gross margin for the Mosaic Fertilizantes segment increased to $348.3 million for the three months ended September 30, 2022, from $332.2 million in the same period of the prior year. The increase in gross margin was primarily due to a favorable impact of approximately $1.1 billion related to the increase in selling prices during the current year period compared to the prior year period. An increase in product costs, primarily higher nitrogen and potash products for our distribution business and higher sulfur and ammonia for phosphate production, and increases in other production costs collectively had an unfavorable impact on gross margin of approximately $1.0 billion, compared to the prior year period. Gross margin was also unfavorably impacted by a decrease in specialty product revenue, largely driven by gypsum and sulfuric acid, of approximately $20 million, and increased turnaround costs of approximately $30 million.
The average consumed price for ammonia for our Brazilian operations increased to $1,267 per tonne for the three months ended September 30, 2022, compared to $640 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $432 per long ton for the three months ended September 30, 2022, compared to $222 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation, and storage costs.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 17% for the three months ended September 30, 2022, compared to the prior year period. For the three months ended September 30, 2022, our phosphate operating rate decreased to 76%, compared to 91% in the same period of the prior year, due to plant maintenance.
For each of the three months ended September 30, 2022 and 2021, our Brazilian phosphate rock production remained flat at 1.0 million tonnes.
Nine months ended September 30, 2022 and 2021
The Mosaic Fertilizantes segment’s net sales were $6.4 billion for the nine months ended September 30, 2022, compared to $3.6 billion in the prior year period. In the current period, net sales were favorably impacted by approximately $2.9 billion due to higher finished goods sales prices, partially offset by the impact of lower finished goods sales volumes of approximately $330 million. Net sales were also favorably impacted by increased revenues from other products, primarily sulfur acid of approximately $210 million.
The average finished product selling price increased $457 per tonne to $915 per tonne for the nine months ended September 30, 2022, compared to $458 per tonne in the prior year period, primarily due to the increase in global prices mentioned in the Overview.
The Mosaic Fertilizantes segment’s sales volume decreased to 7.0 million tonnes for the nine months ended September 30, 2022, from 7.8 million tonnes in the same period a year ago, impacted by lower demand, primarily due to adverse weather conditions in certain areas of Brazil during the first half of 2022 and a reduction of market demand.
Gross margin for the nine months ended September 30, 2022, increased to $1.0 billion from $620.4 million in the same period in the prior year. In the current year period, gross margin was favorably impacted by favorable sales prices of approximately $2.9 billion. In the current year period, gross margin was negatively impacted by approximately $2.3 billion related to higher product costs, primarily material purchases by our distribution business and raw materials costs. Production costs at our facilities were approximately $70 million higher than the prior year period. Gross margin was also unfavorably impacted by lower sales volumes of approximately $60 million, and increased turnaround costs of approximately $50 million.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 4% compared to the prior year period. For the each of the nine months ended September 30, 2022, and 2021, our phosphate operating rate was 84%, compared to 85% in the same period of the prior year.
For the nine month period ended September 30, 2022, our Brazilian phosphate rock production increased slightly to 3.0 million tonnes, from 2.9 million tonnes for the prior year period.
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

For the three months ended September 30, 2022, gross margin for Corporate, Eliminations and Other was $(2.9) million, compared to $(67.9) million for the same period in the prior year. Gross margin was favorably impacted by lower elimination of profit on intersegment sales in the current year period, which changed from the prior year period by approximately $164.2 million. Gross margin was unfavorably impacted by a net unrealized loss of $75.5 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized loss of $26.3 million in the prior year period. Gross margin was also negatively impacted by distribution operations, primarily in China, due to inventory adjustments. China and India, collectively, had revenue of $158.6 million and gross margin of $(13.7) million in the current year period, compared to revenue of $136.2 million and gross margin of $22.9 million in the prior year period.
For the nine months ended September 30, 2022, gross margin for Corporate, Eliminations and Other was $(62.8) million, compared to $(7.4) million for the same period in the prior year. Gross margin was unfavorably impacted by a net unrealized loss of $34.5 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $3.6 million in the prior year period. Gross margin was also unfavorably impacted by higher elimination of profit on intersegment sales in the current year period, which changed from the prior year period by approximately $51.1 million. Gross margin was positively impacted by distribution operations, primarily in China, due to increased pricing, which was partially offset by inventory adjustments and increased product costs. China and India, collectively had revenue of $769.5 million and gross margin of $137.6 million in the current year period, compared to revenue of $475.8 million and gross margin of $95.9 million in the prior year period.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2022-2021		September 30,		2022-2021
(in millions)	2022	2021	Change	Percent	2022	2021	Change	Percent
Selling, general and administrative expenses	$124.5	$97.7	$26.8	27%	$365.1	$307.0	$58.1	19%
Mine closure costs	—	—	—	NM	—	158.1	(158.1)	(100)%
Other operating expense	222.8	65.2	157.6	NM	337.6	87.8	249.8	NM
Interest expense	(38.2)	(54.6)	16.4	(30)%	(125.2)	(147.8)	22.6	(15)%
Interest income	7.6	6.8	0.8	12%	21.2	17.7	3.5	20%
Interest expense, net	(30.6)	(47.8)	17.2	(36)%	(104.0)	(130.1)	26.1	(20)%
Foreign currency transaction gain (loss)	(61.1)	(100.1)	39.0	(39)%	22.4	(34.8)	57.2	(164)%
Other income (expense)	(2.3)	0.6	(2.9)	NM	(37.8)	5.0	(42.8)	NM
Provision for income taxes	276.6	176.6	100.0	57%	1,018.3	352.2	666.1	189%
Equity in net earnings (loss) of nonconsolidated companies	72.1	(1.2)	73.3	NM	138.7	(13.2)	151.9	NM
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2022 increased $26.8 million compared to the same period of the prior year, primarily due to approximately $35 million in consulting and professional services costs related to executing on our strategic initiatives. This was partially offset by lower incentive compensation costs of approximately $10 million in the current period.
Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $58.1 million compared to the same period of the prior year, primarily due to approximately $46 million in consulting and professional services costs related to executing on our strategic initiatives. Costs in Mosaic Fertilizantes increased approximately $15 million, due to impacts from inflation and higher compensation costs. Costs also increased due to increased share based payment expense of approximately $8 million compared to the prior year period. Increased costs were partially offset by decreased incentive accruals in the current year period of approximately $18 million.

Mine Closure Costs
On June 4, 2021, due to increased brine inflow, we decided to accelerate the shutdown of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan potash mine. For the nine months ended September 30, 2021, we recognized pre-tax costs of $158.1 million related to the permanent closure of these facilities.
Other Operating Expense
For the three months ended September 30, 2022, we had other operating expenses of $222.8 million, compared to $65.2 million for the same period in the prior year. The three months ended September 30, 2022 included an increase of approximately $146 million related to upward revisions in estimated closure costs for asset retirement obligations at our closed facilities and approximately $70 million related to environmental reserves related to remediation at our Florida locations.
For the nine months ended September 30, 2022, we had other operating expenses of $337.6 million, compared to $87.8 million for the same period in the prior year. The increase from the prior year period was primarily due to approximately $160 million related to upward revisions in estimated closure costs for our asset retirement obligations at our closed facilities, approximately $101 million related to increases in environmental reserves, and approximately $30 million related to costs of maintaining closed and indefinitely idled facilities. The prior year period included income of approximately $20 million related to a gain on the sale of a warehouse and $8 million related to the recovery of a reserve for the Acquired Business.
Interest Expense, net
Net interest expense decreased to $30.6 million and $104.0 million, respectively, for the three and nine months ended September 30, 2022, compared to $47.8 million and $130.1 million for the same periods in the prior year, due to lower debt levels in the current year.
Foreign Currency Transaction Gain (Loss)
We recorded a foreign currency transaction loss of $(61.1) million and a foreign currency transaction gain of $22.4 million for the three and nine months ended September 30, 2022, respectively, compared to losses of $(100.1) million and $(34.8) million for the three and nine months ended September 30, 2021, respectively.
For the three months ended September 30, 2022, the loss was the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on U.S. dollar-denominated payables held by our Brazilian subsidiaries and significant intercompany loans, and the strengthening of the U.S. dollar relative to the Canadian dollar on significant intercompany loans and U.S. dollar-denominated payments.
For the nine months ended September 30, 2022, the gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real of U.S. dollar-denominated payables held by our Brazilian subsidiaries and on significant intercompany loans, partially offset by the strengthening of the U.S. dollar relative to the Canadian dollar on significant intercompany loans.
Other Income (Expense)
For the three and nine months ended September 30, 2022, we had other expense of $(2.3) million and $(37.8) million compared to income of $0.6 million and $5.0 million for the same periods in the prior year. The current year expense primarily related to approximately $25 million of realized losses on the marketable securities held in the RCRA Trusts and $12 million related to the write-down of an investment.
Equity in Net Earnings (Loss) of Nonconsolidated Companies
For the three and nine months ended September 30, 2022, we had equity in net earnings of nonconsolidated companies of $72.1 million and $138.7 million compared to equity in net losses of nonconsolidated companies of $(1.2) million and $(13.2) million for the same periods in the prior year. The current year gain was primarily related to the operations of MWSPC, which were favorably impacted by higher phosphate selling prices, and the continued ramp-up of its operations.

Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2022	26.1%	$276.6
September 30, 2021	31.9%	$176.6

Nine months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2022	25.7%	$1,018.3
September 30, 2021	26.3%	$352.2
Income tax expense was $276.6 million and $1.0 billion and the effective tax rate was 26.1% and 25.7% for the three and nine months ended September 30, 2022.

For the three months ended September 30, 2022, discrete tax items recorded in tax expense were approximately $12.1 million. This consisted primarily of the net tax cost related to the true up of estimates from our U.S. tax return provision and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred

For the nine months ended September 30, 2022, discrete tax items recorded in tax expense were approximately $16.7 million. This consisted primarily of tax cost related to prior year estimate adjustments, interest of effectively settled unrecognized tax benefits, share-based excess benefit, true up of estimates related to our U.S. tax return provision and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with non-U.S. incentives, by changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $0.7 billion, short-term debt of $0.2 billion, long-term debt, including current maturities, of approximately $4.0 billion, and stockholders’ equity of approximately $11.7 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the nine months ended September 30, 2022, we returned cash to shareholders through share repurchases of $1.6 billion and cash dividends of $163.3 million and invested $906.8 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for at least the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of September 30, 2022, we had $2.49 billion available under our $2.50 billion committed revolving credit facility, approximately $652.0 million available under our uncommitted facilities and $2.5 billion available under our commercial paper program, that is backed by the revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of September 30, 2022.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2022. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in or provided by financing activities for the nine months ended September 30, 2022 and September 30, 2021:

(in millions)	Nine months ended
	September 30,		2022-2021
Cash Flow	2022	2021	Change	Percent
Net cash provided by operating activities	$2,980.1	$1,756.6	$1,223.5	70%
Net cash used in investing activities	(916.5)	(930.6)	14.1	(2)%
Net cash used in financing activities	(2,105.7)	(578.7)	(1,527.0)	NM
Operating Activities
During the nine months ended September 30, 2022, net cash provided by operating activities was $3.0 billion, compared to $1.8 billion for the nine months ended September 30, 2021. Our results of operations, after non-cash adjustments to net earnings, contributed $4.1 billion to cash flows from operating activities during the nine months ended September 30, 2022, compared to $1.9 billion as computed on the same basis for the prior year period. During the nine months ended September 30, 2022, we had an unfavorable working capital change of $1.1 billion, compared to an unfavorable change of $173.9 million during the nine months ended September 30, 2021.
The change in working capital for the nine months ended September 30, 2022, was primarily driven by unfavorable impacts from increases in accounts receivable of $0.4 billion and in inventories of $1.0 billion, partially offset by increases in accounts payable and accrued expenses of $0.5 billion. The increase in accounts receivable was primarily related to higher prices at the end of the quarter compared to the end of the prior year. The increase in inventories was primarily due to higher raw material costs and higher product costs for our distribution operations, as well as an increase in volumes. The increases in accounts payable and accrued liabilities were primarily related to an increase in customer prepayments in Brazil, an increase in environmental reserves and higher accrued taxes due to current year earnings.
Investing Activities
Net cash used in investing activities was $916.5 million for the nine months ended September 30, 2022 compared to $930.6 million for the same period a year ago. We had capital expenditures of $906.8 million for the nine months ended September 30, 2022, compared to $925.8 million in the prior year period.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022, was $2.1 billion, compared to $578.7 million for the same period in the prior year. During the nine months ended September 30, 2022, we made repurchases of our Common Stock of $1.6 billion and paid dividends of $163.3 million. We made payments on short term debt and financing arrangements of $108.0 million and payments on long-term debt of $44.5 million. We also made payments on our structured accounts payable arrangements of $123.5 million and payments of $79.9 million to the bank for amounts collected on their behalf under our Receivable Purchasing Agreement.
Debt Instruments, Guarantees and Related Covenants
See Notes 10 and 16 to the Consolidated Financial Statements in our 10-K Report.
Financial Assurance Requirements
In addition to various operational and environmental regulations related to our Phosphate segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit, certificates of deposit or trust funds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report, under “EPA RCRA Initiative,” and in Note 8 to our Condensed Consolidated Financial Statements in this report.
Off-Balance Sheet Arrangements and Obligations
Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and Note 17 to our Condensed Consolidated Financial Statements in this report.
Contingencies
Information regarding contingencies is hereby incorporated by reference to Note 17 to our Condensed Consolidated Financial Statements in this report.

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
•a potential drop in oil demand, which could lead to a significant decline in production, and its impact on the availability and price of sulfur, a key raw material input for our Phosphate segment operations;
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
•adverse weather conditions affecting our operations, including the impact of hurricanes, excessive heat, cold, snow, rainfall or drought;
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
•risks associated with the ammonia supply agreement with CF Industries, including difficulties in realizing benefits under the agreement, such as the risk that the cost savings initially anticipated from the agreement may not be fully realized over the term of the agreement or that the price of natural gas or the market price for ammonia during the agreement’s term are at levels at which the agreement’s natural gas based pricing is disadvantageous to us, compared with purchases in the spot market; and
•other risk factors reported from time to time in our SEC reports.
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
As of September 30, 2022, and December 31, 2021, the fair value of our major foreign currency exchange contracts was $(60.7) million and $(18.6) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2022					As of December 31, 2021
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Years ending December 31,
	2022	2023	2024	2025		2022	2023	2024
Foreign Currency Exchange Forwards
Canadian Dollar					$(83.0)				$3.8
Notional (million US$) - short Canadian dollars	$206.2	$102.5	$—	$—		$421.2	$78.3	$28.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3392	1.2730	—	—		1.2731	1.2665	1.2874
Notional (million US$) - long Canadian dollars	$880.2	$867.4	$41.3	$—		$1,030.7	$192.0	$35.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3078	1.2988	1.3329	—		1.2708	1.2893	1.2346
Foreign Currency Exchange Collars
Canadian Dollar					$0.0				$0.4
Notional (million US$) - long Canadian dollars	$—	$—	$—	$—		$15.5	$—	$—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	—	—	—		1.3433	—	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	—	—	—		1.2875	—	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$7.6				$(20.8)
Notional (million US$) - short Brazilian real	$—	$—	$—	$—		$531.5	$—	$—

Weighted Average Rate - Brazilian real to U.S. dollar	—	—	—	—		5.7121	—	—
Notional (million US$) - long Brazilian real	$121.0	$—	$—	$—		$679.2	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.7839	—	—	—		5.6748	—	—
Indian Rupee					$5.4				$(1.5)
Notional (million US$) - short Indian rupee	$158.5	$92.5	$—	$—		$125.0	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	81.1210	81.1375	—	—		75.7627	—	—
Notional (million US$) - long Indian rupee	$—	$40.2	$—	$—		$—	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	—	81.9971	—	—		—	—	—
China Renminbi					$9.3				$(0.5)
Notional (million US$) - short China renminbi	$48.7	$169.8	$—	$—		$68.0	$—	$—
Weighted Average Rate - China renminbi to U.S. dollar	6.4742	6.7674	—	—		6.4750	—	—
Notional (million US$) - long China renminbi	$29.9	$—	$—	$—		—	—	—
Weighted Average Rate - China renminbi to U.S. dollar	6.7495	—	—	—		—	—	—
Total Fair Value					$(60.7)				$(18.6)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of September 30, 2022, and December 31, 2021, the fair value of our natural gas commodities contracts was $42.0 million and $18.8 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2022					As of December 31, 2021
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2022	2023	2024	2025	Fair Value	2022	2023	2024	2025	Fair Value
Natural Gas Swaps					$42.0					$18.8
Notional (million MMBtu) - long	3.0	10.2	4.8	—		9.4	9.4	4.8	—
Weighted Average Rate (US$/MMBtu)	$2.88	$2.50	$2.70	$—		$2.21	$2.34	$2.72	$—
Total Fair Value					$42.0					$18.8

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2022.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have included information about legal and environmental proceedings in Note 17 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.
We are also subject to the following legal and environmental proceedings in addition to those described in Note 17 of our Condensed Consolidated Financial Statements in this report:
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
Faustina Plant Risk Management Plan. On September 14, 2022, EPA Region 6 issued a Notice of Potential Violation and Opportunity to Confer (“NOPVOC”) regarding compliance of our Faustina Plant with Section 112(r) of the Federal Clean Air Act and 40 C.F.R. Part 68, commonly known as the Risk Management Plan Rule (“RMP Rule”). The NOPVOC relates to a compliance evaluation inspection conducted by EPA at the Faustina Plant from February 22-25, 2022 and alleges violations of the RMP Rule. We intend to confer with the EPA regarding the allegations in the NOPVOC.

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

From time to time, our profitability has been and may in the future be adversely impacted by the price and availability of key inputs and energy costs. For example, the ongoing conflict between Russia and Ukraine and the related sanctions have led, and may continue to lead, to disruption and instability in global markets, supply chains and volatile pricing and availability of these key inputs. A significant increase in the price or availability of these key inputs or energy costs in the future could have a material adverse impact on our business, financial condition and results of operations.
Important raw materials and energy used in our businesses in the past have been and may in the future be the subject of volatile pricing. Changes in the price of our raw materials have had, and could again have, a material adverse impact on our businesses.

Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of concentrated phosphate products. Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be adversely impacted by the price and availability of these raw materials and other energy costs. Because most of our products are commodities, there can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products could have a material adverse impact on our business. In addition, under an ammonia supply agreement with CF, we have agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia per year at a price to be determined by a formula based on the prevailing price of U.S. natural gas. If the price of natural gas rises or the market price for ammonia falls outside of the range anticipated at execution of this agreement, we may not realize a cost benefit from the natural gas-based pricing over the term of the agreement, or the cost of our ammonia under the agreement could become a competitive disadvantage. At times, we have paid considerably more for ammonia under the agreement than what we would have paid had we purchased it in the spot market. On October 14, 2022, we received notice from CF to exercise the bilateral, contractual right to end the ammonia supply agreement in its current form, effective January 1, 2025. The contract allows for either party to exercise rights on certain dates through 2032 that can result in changes to terms and conditions. We expect that we will continue to have adequate sources of supply for ammonia at competitive pricing, including from CF.
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
Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the repurchase programs during the quarter ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
July 1, 2022 - July 31, 2022	7,466,116	$46.88	7,466,116	$204,780,372
August 1, 2022 - August 31, 2022	2,587,450	54.47	2,587,450	63,834,069
September 1, 2022 - September 30, 2022	1,613,012	52.06	1,613,012	1,979,868,011
Total	11,666,578	$49.28	11,666,578	$1,979,868,011
______________________________
(a)    In the second quarter of 2022, we announced the establishment of a $1 billion share repurchase program. On July, 31, 2022, our Board of Directors authorized a new share repurchase program, effective upon completion of the $1 billion program, which allows us to repurchase up to $2.0 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The program has no set expiration date.
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

THE MOSAIC COMPANY

by:	/s/ Russell A. Flugel

Vice President and Controller
(on behalf of the registrant and as principal accounting officer)
November 8, 2022