Form 10-Q
period 2023-03-31
MOSAIC CO
filed 2023-05-04
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 332,109,192 shares of Common Stock as of April 28, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Net sales	$3,604.3	$3,922.3
Cost of goods sold	2,933.9	2,483.2
Gross margin	670.4	1,439.1
Selling, general and administrative expenses	127.7	132.4
Other operating (income) expense	(1.9)	50.9
Operating earnings	544.6	1,255.8
Interest expense, net	(41.1)	(39.3)
Foreign currency transaction gain	51.4	310.7
Other income (expense)	(8.9)	0.2
Earnings from consolidated companies before income taxes	546.0	1,527.4
Provision for income taxes	118.3	372.4
Earnings from consolidated companies	427.7	1,155.0
Equity in net earnings of nonconsolidated companies	31.3	30.7
Net earnings including noncontrolling interests	459.0	1,185.7
Less: Net earnings attributable to noncontrolling interests	24.2	3.7
Net earnings attributable to Mosaic	$434.8	$1,182.0
Basic net earnings per share attributable to Mosaic	$1.30	$3.23
Basic weighted average number of shares outstanding	335.4	366.1
Diluted net earnings per share attributable to Mosaic	$1.28	$3.19
Diluted weighted average number of shares outstanding	338.7	370.1
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Net earnings including noncontrolling interest	$459.0	$1,185.7
Other comprehensive income, net of tax
Foreign currency translation gain	29.4	305.3
Net actuarial gain and prior service cost	0.4	0.4
Realized gain on interest rate swap	0.5	0.5
Net gain (loss) on marketable securities held in trust fund	16.6	(28.4)
Other comprehensive income	46.9	277.8
Comprehensive income	505.9	1,463.5
Less: Comprehensive income attributable to noncontrolling interest	24.9	8.0
Comprehensive income attributable to Mosaic	$481.0	$1,455.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$464.8	$735.4
Receivables, net, including affiliate receivables of $35.7 and $291.5, respectively	1,426.3	1,699.9
Inventories	3,320.0	3,543.1
Other current assets	642.3	578.2
Total current assets	5,853.4	6,556.6
Property, plant and equipment, net of accumulated depreciation of $9,144.6 and $8,944.9, respectively	12,789.2	12,678.7
Investments in nonconsolidated companies	879.8	885.9
Goodwill	1,118.6	1,116.3
Deferred income taxes	764.1	752.3
Other assets	1,452.4	1,396.2
Total assets	$22,857.5	$23,386.0
Liabilities and Equity
Current liabilities:
Short-term debt	$854.6	$224.9
Current maturities of long-term debt	980.4	985.3
Structured accounts payable arrangements	544.3	751.2
Accounts payable, including affiliate payables of $305.1 and $353.2, respectively	1,027.0	1,292.5
Accrued liabilities	1,761.3	2,279.9
Total current liabilities	5,167.6	5,533.8
Long-term debt, less current maturities	2,408.9	2,411.9
Deferred income taxes	1,012.5	1,010.1
Other noncurrent liabilities	2,212.0	2,236.0
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 393,682,617 shares issued and 332,098,640 shares outstanding as of March 31, 2023, 391,964,464 shares issued and 339,071,423 shares outstanding as of December 31, 2022	3.3	3.4
Capital in excess of par value	—	—
Retained earnings	13,996.5	14,203.4
Accumulated other comprehensive loss	(2,106.0)	(2,152.2)
Total Mosaic stockholders' equity	11,893.8	12,054.6
Noncontrolling interests	162.7	139.6
Total equity	12,056.5	12,194.2
Total liabilities and equity	$22,857.5	$23,386.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$459.0	$1,185.7
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	220.0	226.7
Deferred and other income taxes	(1.2)	130.2
Equity in net (earnings) of nonconsolidated companies, net of dividends	(6.3)	(30.7)
Accretion expense for asset retirement obligations	22.8	19.6
Accretion expense for leases	5.0	3.2
Share-based compensation expense	12.4	16.4
Unrealized loss (gain) on derivatives	5.9	(98.8)
Foreign currency adjustments	(51.3)	(318.9)
Gain on sale of business	(56.5)	—
Other	26.5	11.8
Changes in assets and liabilities:
Receivables, net	310.7	87.0
Inventories	241.2	(281.6)
Other current and noncurrent assets	(194.3)	(88.1)
Accounts payable and accrued liabilities	(841.6)	(296.9)
Other noncurrent liabilities	(3.3)	(59.4)
Net cash provided by operating activities	149.0	506.2
Cash Flows from Investing Activities:
Capital expenditures	(321.5)	(290.5)
Purchases of available-for-sale securities - restricted	(604.6)	(57.8)
Proceeds from sale of available-for-sale securities - restricted	591.2	51.9
Proceeds from sale of business	158.4	—
Acquisition of business	(41.0)	—
Other	(3.9)	(0.8)
Net cash used in investing activities	(221.4)	(297.2)
Cash Flows from Financing Activities:
Payments of short-term debt	(3,127.9)	(91.7)
Proceeds from issuance of short-term debt	3,356.5	112.5
Payments of inventory financing arrangement	—	(551.6)
Proceeds from inventory financing arrangement	400.8	701.9
Payments of structured accounts payable arrangements	(381.2)	(462.5)
Proceeds from structured accounts payable arrangements	169.8	563.6
Collections of transferred receivables	608.2	446.9
Payments of transferred receivables	(607.0)	(375.6)
Payments of long-term debt	(15.0)	(14.1)
Repurchases of stock	(456.0)	(422.1)
Cash dividends paid	(152.4)	(40.6)
Other	(4.8)	8.3
Net cash used in financing activities	(209.0)	(125.0)
Effect of exchange rate changes on cash	4.3	31.1
Net change in cash, cash equivalents and restricted cash	(277.1)	115.1
Cash, cash equivalents and restricted cash - December 31	754.1	786.3
Cash, cash equivalents and restricted cash - March 31	$477.0	$901.4
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$464.8	$881.9
Restricted cash in other current assets	9.8	10.1
Restricted cash in other assets	2.4	9.4
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$477.0	$901.4

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $7.5 and $6.4 for the three months ended March 31, 2023 and 2022, respectively)	$7.9	$4.2
Income taxes (net of refunds)	225.7	258.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	368.7	$3.7	$478.0	$12,014.2	$(1,891.8)	$144.4	$10,748.5
Total comprehensive income	—	—	—	1,182.0	273.5	8.0	1,463.5
Stock option exercises	—	—	8.3	—	—	—	8.3
Vesting of restricted stock units	0.9	—	(19.5)	—	—	—	(19.5)
Stock based compensation	—	—	11.8	—	—	—	11.8
Share repurchases	(7.6)	(0.1)	(422.0)	—	—	—	(422.1)
Dividends	—	—	—	0.3	—	—	0.3
Balance as of March 31, 2022	362.0	$3.6	$56.6	$13,196.5	$(1,618.3)	$152.4	$11,790.8

Balance as of December 31, 2022	339.1	$3.4	$—	$14,203.4	$(2,152.2)	$139.6	$12,194.2
Total comprehensive income	—	—	—	434.8	46.2	24.9	505.9
Vesting of restricted stock units	1.7	—	—	(53.3)	—	—	(53.3)
Stock based compensation	—	—	12.4	—	—	—	12.4
Share repurchases, including tax of $3.5 million	(8.7)	(0.1)	(12.4)	(439.0)	—	—	(451.5)
Dividends ($0.45 per share)	—	—	—	(149.4)	—	—	(149.4)
Equity from noncontrolling interests	—	—	—	—	—	(1.8)	(1.8)
Balance as of March 31, 2023	332.1	$3.3	$—	$13,996.5	$(2,106.0)	$162.7	$12,056.5

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
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other.
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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
3. Recently Issued Accounting Guidance

In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a buyer in a supplier financing program make annual disclosures about the program's key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. We adopted this standard as of January 1, 2023, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023 (our fiscal 2024). We have historically presented supplier financing programs separately on the face of the balance sheet and disclosed key terms of such programs. As such, adoption of this standard did not impact our balance sheet presentation or footnote disclosures.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2023	December 31, 2022
Other current assets
Income and other taxes receivable	$323.7	$189.4
Prepaid expenses	281.6	237.4
Assets held for sale	—	101.9
Other	37.0	49.5
	$642.3	$578.2

Other assets
Restricted cash	$2.4	$10.5
MRO inventory	142.3	141.9
Marketable securities held in trust	692.8	666.0
Operating lease right-of-use assets	203.7	182.5
Indemnification asset	23.3	23.7
Long-term receivable	23.6	26.9
Cloud computing cost	63.5	32.9
Other	300.8	311.8
	$1,452.4	$1,396.2

Accrued liabilities
Accrued dividends	$69.9	$72.9
Payroll and employee benefits	143.6	237.0
Asset retirement obligations	263.8	212.3
Customer prepayments(a)	552.8	743.9
Accrued income and other taxes	70.8	208.3
Operating lease obligation	49.2	50.7
Other	611.2	754.8
	$1,761.3	$2,279.9

Other noncurrent liabilities
Asset retirement obligations	$1,649.2	$1,693.3
Accrued pension and postretirement benefits	106.6	103.3
Operating lease obligation	157.7	135.2
Unrecognized tax benefits	34.2	32.5
Other	264.3	271.7
	$2,212.0	$2,236.0

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2023	2022
Net income attributable to Mosaic	$434.8	$1,182.0
Basic weighted average number of shares outstanding	335.4	366.1
Dilutive impact of share-based awards	3.3	4.0
Diluted weighted average number of shares outstanding	338.7	370.1
Basic net income per share attributable to Mosaic	$1.30	$3.23
Diluted net income per share attributable to Mosaic	$1.28	$3.19
A total of 0.2 million shares of common stock subject to issuance related to share-based awards for the three months ended March 31, 2023, and 0.4 million for the three months ended March 31, 2022, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$176.5	$177.2
Work in process	815.8	844.8
Finished goods	1,946.2	2,158.3
Final price deferred(a)	188.9	184.2
Operating materials and supplies	192.6	178.6
	$3,320.0	$3,543.1
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $1.1 billion as of March 31, 2023 and December 31, 2022, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2022	$1,006.6	$97.6	$12.1	$1,116.3
Foreign currency translation	1.6	0.7	—	2.3
Balance as of March 31, 2023	$1,008.2	$98.3	$12.1	$1,118.6

We are required to perform our next annual goodwill impairment analysis as of October 31, 2023.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of March 31, 2023, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2023 and December 31, 2022 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$2.0	$—	$—	$2.0
Level 2
Corporate debt securities	204.0	0.6	(12.9)	191.7
Municipal bonds	202.8	1.0	(5.3)	198.5
U.S. government bonds	268.1	10.0	(0.1)	278.0
Total	$676.9	$11.6	$(18.3)	$670.2

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$7.7	$—	$—	$7.7
Level 2
Corporate debt securities	203.8	0.1	(17.1)	186.8
Municipal bonds	197.0	0.4	(8.0)	189.4
U.S. government bonds	269.6	—	(3.6)	266.0
Other holdings	0.2	—	—	0.2
Total	$678.3	$0.5	$(28.7)	$650.1

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$35.0	$(0.9)	$105.6	$(6.5)
Municipal bonds	45.4	(0.3)	104.7	(2.9)
U.S. government bonds	—	—	264.9	(3.5)
	$80.4	$(1.2)	$475.2	$(12.9)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$128.5	$(12.1)	$72.8	$(10.6)
Municipal bonds	94.1	(4.9)	61.9	(5.1)
U.S. government bonds	0.8	(0.1)	0.8	(0.1)
	$223.4	$(17.1)	$135.5	$(15.8)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2023. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

March 31, 2023
Due in one year or less	$19.0
Due after one year through five years	306.3
Due after five years through ten years	314.3
Due after ten years	28.6
Total debt securities	$668.2
For the three months ended March 31, 2023, realized gains were $5.1 million, and realized losses were $13.4 million. For the three months ended March 31, 2022, realized gains were $0.8 million, and there were no realized losses.

9. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of March 31, 2023 and December 31, 2022, we had financed inventory of $400.8 million and zero, respectively, under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.

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
During the three months ended March 31, 2023, the Company sold approximately $607.1 million, of accounts receivable under this arrangement. During the three months ended March 31, 2022, the Company sold approximately $549.3 million. Discounts on sold receivables were not material for any period presented. Following the sale to the banks, we continue to service the collection of the receivable on behalf of the banks without further consideration. As of March 31, 2023 and December 31, 2022, $1.2 million and $0.0 million, respectively, had been collected but not yet remitted to the bank. This amount was classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 130 to 344 days from date of shipment. As of March 31, 2023 and December 31, 2022, the total structured accounts payable arrangements were $544.3 million and $751.2 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We plan to use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of March 31, 2023, we had $399.4 million outstanding under this program, with a weighted average interest rate of 5.32% and remaining average term of 11 days. As of December 31, 2022, we had $224.8 million outstanding under this program, with a weighted average interest rate of 4.66% and a remaining average term of 10 days.
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
A reconciliation of our AROs is as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in millions)	March 31, 2023	December 31, 2022
AROs, beginning of period	$1,905.6	$1,749.3
Liabilities incurred	3.4	14.9
Liabilities settled	(47.3)	(205.6)
Accretion expense	22.8	81.6
Revisions in estimated cash flows	22.0	264.5
Foreign currency translation	6.5	0.9
AROs, end of period	1,913.0	1,905.6
Less current portion	263.8	212.3
Non-current portion of AROs	$1,649.2	$1,693.3
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
As of March 31, 2023 and December 31, 2022, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $336.0 million and $327.5 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the three months ended March 31, 2023, gross unrecognized tax benefits increased by $1.3 million to $26.7 million. The increase is primarily related to recording non-U.S. reserves and foreign exchange. If recognized, approximately $26.7 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $5.6 million and $5.0 million as of March 31, 2023 and December 31, 2022, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended March 31, 2023, discrete tax items recorded in tax expense was a benefit of approximately $13.9 million. The net tax benefit consisted primarily of share-based excess benefit, true-up of estimates and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended March 31, 2023, income tax expense was not impacted by this set of rules.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the three months ended March 31, 2022, discrete tax items recorded in tax expense was a benefit of approximately $9.0 million. This consisted primarily of a share-based excess benefit, which was partially offset by changes in valuation allowances and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred
12. Derivative Instruments and Hedging Activities
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, the gross asset position of our derivative instruments was $20.5 million and $38.8 million, respectively, and the gross liability position of our liability instruments was $36.9 million and $50.1 million, respectively.
As of March 31, 2023 and December 31, 2022, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2023	December 31, 2022
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	2,547.6	2,361.1
Natural gas derivatives	Commodity	MMbtu	16.1	14.2
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2023 and December 31, 2022 was $24.9 million and $34.8 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2023, we would have been required to post an additional $18.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2023 and December 31, 2022, the gross asset position of our foreign currency derivative instruments was $12.5 million and $20.7 million, respectively, and the gross liability position of our foreign currency derivative instruments was $36.9 million and $49.2 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of March 31, 2023 and December 31, 2022, the gross asset position of our commodity derivative instruments was $8.0 million and $18.1 million, respectively, and the gross liability position of our commodity instruments was zero and $0.9 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of March 31, 2023.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$464.8	$464.8	$735.4	$735.4
Accounts receivable	1,426.3	1,426.3	1,699.9	1,699.9
Accounts payable	1,027.0	1,027.0	1,292.5	1,292.5
Structured accounts payable arrangements	544.3	544.3	751.2	751.2
Short-term debt	854.6	854.6	224.9	224.9
Long-term debt, including current portion	3,389.3	3,339.2	3,397.2	3,276.5
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
14. Share Repurchases
In 2022, our Board of Directors approved two share repurchase programs for a total of $3.0 billion. Our repurchase programs allow the Company to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise and have no set expiration date.
On February 24, 2023, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase agreement (the “2023 ASR Agreement”) with a third-party financial institution to repurchase $300 million of our Common Stock. At inception, we paid the financial institution $300 million and took initial delivery of 4,659,290 shares of our Common Stock, representing an estimated 80% of the total shares expected to be delivered under the 2023 ASR Agreement. In March 2023, the transaction was completed and we received an additional 965,284 shares of Common Stock. In total, 5,624,574 shares were delivered under the 2023 ASR Agreement, at an average purchase price of $53.34 per share.
During the three months ended March 31, 2023, we repurchased 8,690,936 shares of Common Stock in the open market, for approximately $448.0 million at an average purchase price of $51.55. This includes the 5,624,574 shares purchased under the 2023 ASR Agreement.
On February 24, 2022, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $400 million of our Common Stock. At inception, we paid the financial institution $400 million and took initial delivery of 7,056,229 shares of our Common Stock. Under the terms of the ASR agreement, upon settlement, we would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution. In the second quarter of 2022, the ASR agreement was completed and we paid the financial institution an additional $54.2 million. When combining the initial $400 million paid at the inception of the ASR agreement and the cash settlement of $54.2 million at the termination of the 2022 ASR agreement, we repurchased approximately 7,056,229 shares at an average repurchase price of $64.37 per share.
During the three months ended March 31, 2022, we repurchased 7,589,664 shares of Common Stock in the open market for approximately $422.1 million. This includes 7,056,229 shares purchased under the 2022 ASR agreement.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, our capital resource liquidity and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three months ended March 31, 2023 and March 31, 2022:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended March 31, 2023
Balance at December 31, 2022	$(2,082.3)	$(53.1)	$6.7	$(23.5)	$(2,152.2)
Other comprehensive income (loss)	30.0	0.6	0.5	21.5	52.6
Tax (expense) benefit	(0.6)	(0.2)	—	(4.9)	(5.7)
Other comprehensive income (loss), net of tax	29.4	0.4	0.5	16.6	46.9
Other comprehensive income (loss) attributable to noncontrolling interest	(0.7)	—	—	—	(0.7)
Balance as of March 31, 2023	$(2,053.6)	$(52.7)	$7.2	$(6.9)	$(2,106.0)

Three Months Ended March 31, 2022
Balance at December 31, 2021	$(1,825.5)	$(72.8)	$5.2	$1.3	$(1,891.8)
Other comprehensive income (loss)	302.5	0.7	0.5	(37.0)	266.7
Tax (expense) benefit	2.8	(0.3)	—	8.6	11.1
Other comprehensive income (loss), net of tax	305.3	0.4	0.5	(28.4)	277.8
Other comprehensive income (loss) attributable to noncontrolling interest	(4.3)	—	—	—	(4.3)
Balance as of March 31, 2022	$(1,524.5)	$(72.4)	$5.7	$(27.1)	$(1,618.3)
16. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of March 31, 2023 and December 31, 2022, the net amount due to our non-consolidated companies totaled $264.5 million and $56.8 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended March 31,
	2023	2022
Transactions with related parties included in net sales(a)	$445.9	$513.0
Transactions with related parties included in cost of goods sold(b)	396.8	511.1
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex and MWSPC by our Mosaic Fertilizantes segment and India and China distribution businesses.
As part of the MWSPC joint venture, we market approximately 25% of MWSPC production. Marketing fees of approximately $5.7 million, and $3.3 million are included in revenue for the three months ended March 31, 2023 and 2022, respectively.
17. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $166.8 million and $185.5 million as of March 31, 2023 and December 31, 2022, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
New Wales Phase II East Stack. In April 2022, we confirmed the presence of a cavity in and liner tear beneath the southern part of the active phosphogypsum stack at the Company’s New Wales facility in Florida. This resulted in process water draining beneath the stack. The circumstances were reported to the FDEP and the EPA. Phase I of the repairs, consisting of stabilizing the cavity by depositing low pressure grout into it began in July 2022 and now is complete. Phase II will then inject high pressure grout beneath the stack to restore the geological confining layer beneath it. That work began in early in 2023 and is expected to conclude in the fourth quarter of 2023.
As of March 31, 2023, we have a reserve of $55.4 million for the estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $801.9 million. We estimate that our probable aggregate loss with respect to these claims is approximately $66.5 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at March 31, 2023. Approximately $625.3 million of the foregoing maximum potential loss relates to labor claims, of which approximately $56.8 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at March 31, 2023.
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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $569.7 million, of which $213.2 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $377.1 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. For a description of our business segments, see Note 1 to the Condensed Consolidated Financial Statements.
Segment information for the three months ended March 31, 2023 and 2022 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended March 31, 2023
Net sales to external customers	$1,088.9	$900.4	$1,343.3	$271.7	$3,604.3
Intersegment net sales	293.2	6.2	—	(299.4)	—
Net sales	1,382.1	906.6	1,343.3	(27.7)	3,604.3
Gross margin	259.3	413.3	(1.1)	(1.1)	670.4
Canadian resource taxes	—	120.8	—	—	120.8
Gross margin (excluding Canadian resource taxes)	259.3	534.1	(1.1)	(1.1)	791.2
Operating earnings (loss)	266.2	401.5	(32.1)	(91.0)	544.6
Capital expenditures	141.7	92.8	86.7	0.3	321.5
Depreciation, depletion and amortization expense	116.6	69.6	31.6	2.2	220.0
Three months ended March 31, 2022
Net sales to external customers	$1,152.8	$1,035.7	$1,488.6	$245.2	$3,922.3
Intersegment net sales	343.2	24.1	—	(367.3)	—
Net sales	1,496.0	1,059.8	1,488.6	(122.1)	3,922.3
Gross margin	527.7	578.9	219.3	113.2	1,439.1
Canadian resource taxes	—	157.2	—	—	157.2
Gross margin (excluding Canadian resource taxes)	527.7	736.1	219.3	113.2	1,596.3
Operating earnings (loss)	492.5	563.3	186.7	13.3	1,255.8
Capital expenditures	147.7	65.1	75.1	2.6	290.5
Depreciation, depletion and amortization expense	120.5	77.0	25.2	4.0	226.7
Total Assets
As of March 31, 2023	$9,562.7	$9,224.5	$5,177.8	$(1,107.5)	$22,857.5
As of December 31, 2022	9,570.5	9,582.2	5,562.7	(1,329.4)	23,386.0

______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three months ended March 31, 2023, distribution operations in India and China collectively had revenue of $266.8 million, and gross margin of $(10.8) million. For the three months ended March 31, 2022, distribution operations in India and China collectively had revenue of $220.9 million, and gross margin of $87.0 million.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Net sales(a):
Brazil	$1,300.6	$1,448.5
Canpotex(b)	431.3	492.5
China	145.4	220.8
India	121.4	—
Canada	81.1	230.5
Mexico	77.7	67.9
Paraguay	45.6	35.0
Colombia	39.0	32.2
Japan	38.5	26.5
Australia	20.3	24.9
Argentina	18.9	53.6
Honduras	8.0	3.4
Peru	6.7	—
Other	21.1	24.7
Total international countries	2,355.6	2,660.5
United States	1,248.7	1,261.8
Consolidated	$3,604.3	$3,922.3
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Sales by product type:
Phosphate Crop Nutrients	$896.5	$958.8
Potash Crop Nutrients	1,015.3	1,194.8
Crop Nutrient Blends	653.4	553.0
Performance Products(a)	540.5	616.4
Phosphate Rock	40.8	27.1
Other(b)	457.8	572.2
	$3,604.3	$3,922.3
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag, Aspire and Sus-Terra.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2022 (the “10-K Report”) and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”

Results of Operations
The following table shows the results of operations for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended
	March 31,		2023-2022
(in millions, except per share data)	2023	2022	Change	Percent
Net sales	$3,604.3	$3,922.3	$(318.0)	(8)%
Cost of goods sold	2,933.9	2,483.2	450.7	18%
Gross margin	670.4	1,439.1	(768.7)	(53)%
Gross margin percentage	19%	37%
Selling, general and administrative expenses	127.7	132.4	(4.7)	(4)%
Other operating (income) expense	(1.9)	50.9	(52.8)	NM
Operating earnings	544.6	1,255.8	(711.2)	(57)%
Interest expense, net	(41.1)	(39.3)	(1.8)	5%
Foreign currency transaction gain	51.4	310.7	(259.3)	(83)%
Other income (expense)	(8.9)	0.2	(9.1)	NM
Earnings from consolidated companies before income taxes	546.0	1,527.4	(981.4)	(64)%
Provision for income taxes	118.3	372.4	(254.1)	(68)%
Earnings from consolidated companies	427.7	1,155.0	(727.3)	(63)%
Equity in net earnings of nonconsolidated companies	31.3	30.7	0.6	2%
Net earnings including noncontrolling interests	459.0	1,185.7	(726.7)	(61)%
Less: Net earnings attributable to noncontrolling interests	24.2	3.7	20.5	NM
Net earnings attributable to Mosaic	$434.8	$1,182.0	$(747.2)	(63)%
Diluted net earnings per share attributable to Mosaic	$1.28	$3.19	$(1.91)	(60)%
Diluted weighted average number of shares outstanding	338.7	370.1
Overview of Consolidated Results for the three months ended March 31, 2023 and 2022
For the three months ended March 31, 2023, Mosaic had net income of $434.8 million, or $1.28 per diluted share, compared to net income of $1.2 billion, or $3.19 per diluted share, for the prior year period. Net sales for the three months ended March 31, 2023 decreased 8% compared to the same period of the prior year, driven by lower average selling prices, as discussed further below. Net income for the three months ended March 31, 2023 was also impacted by a lower foreign currency transaction gain which decreased 83% compared to the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three months ended March 31, 2023, operating results in all of our segments were impacted by lower average sales prices compared to the prior year period. Global markets have softened compared to the prior year period, as buyers have delayed purchases in anticipation of lower prices. Average selling prices in 2022 were driven higher by tightness in global supply and demand. In addition, the Russian invasion of Ukraine in February 2022 resulted in instability in global commodity markets and significantly reduced the supply of fertilizer and agricultural commodities produced in those geographies, which contributed to rising fertilizer prices in the prior year period.
Our operating results for the three months ended March 31, 2023 were unfavorably impacted in our Phosphate segment compared to the prior year period due to lower average selling prices compared to the prior year period, driven by the factors described above. Higher raw material costs, primarily ammonia and blended rock, and higher conversion costs also had an unfavorable impact on operating results. Operating results in the current year period were positively impacted by higher finished product sales volumes, as the prior year period was impacted by logistical constraints caused by low inventory levels, and longer rail cycle times.
Our operating results for the three months ended March 31, 2023 were unfavorably impacted in our Potash segment by lower average sales prices compared to the prior year period, driven by the factors discussed above. Current period operating results were favorably impacted by higher sales volumes compared to the prior year period. Our sales volumes were lower in the prior year period primarily due to longer rail cycle times in North America driven by weather conditions in Canada, and third-party labor issues.
Our operating results for the three months ended March 31, 2023 were unfavorably impacted in our Mosaic Fertilizantes by lower sales prices, which decreased globally compared to the same period in the prior year, as discussed above. Sales volumes of finished goods, including performance products, were higher in the current year period compared to the same period in the prior year, due to demand recovery. Sales volumes of other products, primarily gypsum and acids, were lower than the prior year period, driven by unfavorable weather, and sulfuric acid availability in the current year period.
Other Highlights
•On January 12, 2023, we completed the sale of the Streamsong Resort® (the "Resort") and the approximately 7,000 acres on which it sits for net proceeds of $158 million. The Resort is a destination resort and conference center, which we developed in an area of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida. In addition to a hotel and conference center, the Resort includes multiple golf courses, a clubhouse and ancillary facilities. The sale resulted in a gain of $57 million.
•On January 17, 2023, we purchased the other 50% interest of equity of Gulf Sulphur Services ("GSS"), which gives us full ownership and secures control of our sulfur supply chain in the Gulf of Mexico.
•On February 24, 2023, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase agreement (the “2023 ASR Agreement”) with a third-party financial institution to repurchase $300 million of our Common Stock. During the quarter ended March 31, 2023, we repurchased 8,690,936 shares of Common Stock in the open market for approximately $448.0 million. This includes 5,624,574 shares purchased under the 2023 ASR Agreement at an average purchase price of $53.34 per share.
•In March 2023, we paid a special dividend of $0.25 per share to our stockholders.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2023-2022
(in millions, except price per tonne or unit)	2023	2022	Change	Percent
Net sales:
North America	$924.8	$1,004.4	$(79.6)	(8)%
International	457.3	491.6	(34.3)	(7)%
Total	1,382.1	1,496.0	(113.9)	(8)%
Cost of goods sold	1,122.8	968.3	154.5	16%
Gross margin	$259.3	$527.7	$(268.4)	(51)
Gross margin as a percentage of net sales	19%	35%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,022	917	105	11%
Performance and Other(b)	814	744	70	9%
Total finished product tonnes	1,836	1,661	175	11%
Rock	371	460	(89)	(19)%
Total Phosphate Segment Tonnes(a)	2,207	2,121	86	4%
Realized prices ($/tonne)
Average finished product selling price (destination)(c)	$717	$877	$(160)	(18)%
DAP selling price (fob plant)	$660	$785	$(125)	(16)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$605	$532	$73	14%
Sulfur (long ton)	$236	$281	$(45)	(16)%
Blended rock (metric tonne)	$77	$61	$16	26%
Production volume (in thousands of metric tonnes) - North America	1,836	1,745	91	5%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales.
Three months ended March 31, 2023 and March 31, 2022
The Phosphate segment’s net sales were $1.4 billion for the three months ended March 31, 2023, compared to $1.5 billion for the three months ended March 31, 2022. The decrease in net sales in the current year period was primarily due to lower average finished goods sales prices, which had an unfavorable impact of approximately $240 million compared to the prior year period. Net sales were also unfavorably impacted by approximately $15 million due to decreased sales of ammonia and sulfur. This was partially offset by higher finished product sales volumes in the current period, which had a favorable impact on net sales of approximately $140 million compared to the prior year period.
Our average finished product selling price decreased 18% to $717 per tonne for the three months ended March 31, 2023, compared to $877 per tonne in the prior year period, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products increased by 11% for the three months ended March 31, 2023, compared to the same period in the prior year, due to the factors discussed in the Overview.

Gross margin for the Phosphate segment decreased to $259.3 million for the three months ended March 31, 2023, from $527.7 million for the three months ended March 31, 2022. The decrease in gross margin in the current year period was primarily due to lower sales prices, which unfavorably impacted gross margin by approximately $240 million. Gross margin was also unfavorably impacted by approximately $40 million, due to increased conversion costs and higher maintenance and turnaround costs. Increased raw material prices in the current period, largely driven by blended rock and ammonia, unfavorably impacted gross margin by approximately $25 million. These impacts were partially offset by higher sales volumes, which had a favorable impact of approximately $50 million.
The average consumed price for ammonia for our North America operations increased 14% to $605 per tonne for the three months ended March 31, 2023, from $532 in the same period a year ago. The average consumed sulfur price for our North America operations decreased 16% to $236 per long ton for the three months ended March 31, 2023, from $281 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $77 per tonne for the three months ended March 31, 2023, from $61 for the three months ended March 31, 2022, primarily due to an increase in processing costs and using more Miski Mayo rock in the current year period. For the three months ended March 31, 2023, our North America phosphate rock production remained steady at 2.1 million tonnes.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 5% for the three months ended March 31, 2023 from the prior year period. Our operating rate for processed phosphate production increased to 74% for the three months ended March 31, 2023, from 70% for the same period in 2022.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2023-2022
(in millions, except price per tonne or unit)	2023	2022	Change	Percent
Net sales:
North America	$454.1	$530.1	$(76.0)	(14)%
International	452.5	529.7	(77.2)	(15)%
Total	906.6	1,059.8	(153.2)	(14)%
Cost of goods sold	493.3	480.9	12.4	3%
Gross margin	$413.3	$578.9	$(165.6)	(29)%
Gross margin as a percentage of net sales	46%	55%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,696	1,532	164	11%
Performance and Other(b)	214	260	(46)	(18)%
Total Potash Segment Tonnes	1,910	1,792	118	7%
Realized prices ($/tonne)
Average finished product selling price (destination)	$475	$591	$(116)	(20)%
MOP selling price (fob mine)	$421	$582	$(161)	(28)%
Production volume (in thousands of metric tonnes)	1,944	2,200	(256)	(12)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag, Aspire and animal feed ingredients.

Three months ended March 31, 2023 and March 31, 2022
The Potash segment’s net sales decreased to $0.9 billion for the three months ended March 31, 2023, compared to $1.1 billion in the same period a year ago. The decrease was due to lower selling prices, which had an unfavorable impact on net sales of approximately $230 million, compared to the same period in the prior year. This was partially offset by higher sales volumes compared to the prior year, which favorably impacted net sales by approximately $70 million.
Our average finished product selling price was $475 per tonne for the three months ended March 31, 2023, compared to $591 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products increased to 1.9 million tonnes for the three months ended March 31, 2023, compared to 1.8 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $413.3 million for the three months ended March 31, 2023, from $578.9 million in the same period of the prior year. The decrease in gross margin in the current year period is primarily due to a decrease in selling prices, which contributed approximately $230 million to gross margin, compared to the prior year period, and an increase in turnaround costs of approximately $10 million, compared to the prior year. Gross margin was also unfavorably impacted by increased product costs of approximately $10 million compared to the prior year period, which was driven by lower production volumes. The decreases were partially offset by $50 million due to higher sales volumes, and a $40 million reduction in Canadian resource taxes and royalties compared to the prior year, as discussed below.
We had expense of $120.8 million from Canadian resource taxes for the three months ended March 31, 2023, compared to $157.2 million in the same period a year ago. Canadian royalty expense decreased to $18.6 million for the three months ended March 31, 2023, compared to $27.0 million for the three months ended March 31, 2022. The fluctuations in Canadian resource taxes and royalties are a result of a decrease in our sales revenue and margins.
Our operating rate for potash production was 69% for the current year period, compared to 80% in the prior year period. The decreased operating rate reflects the temporary idling of our Colonsay, Saskatchewan mine during the quarter, due to market conditions. We expect to restart the mine in the second half of 2023.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended
	March 31,		2023-2022
(in millions, except price per tonne or unit)	2023	2022	Change	Percent
Net Sales	$1,343.3	$1,488.6	$(145.3)	(10)%
Cost of goods sold	1,344.4	1,269.3	75.1	6%
Gross margin	$(1.1)	$219.3	$(220.4)	NM
Gross margin as a percent of net sales	—%	15%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	510	737	(227)	(31)%
Potash produced in Brazil	44	46	(2)	(4)%
Purchased nutrients for distribution	1,526	1,039	487	47%
Total Mosaic Fertilizantes Segment Tonnes	2,080	1,822	258	14%
Realized prices ($/tonne)
Average finished product selling price (destination)	$646	$817	$(171)	(21)%
Brazil MAP price (delivered price to third party)	$669	$882	$(213)	(24)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	146	102	44	43%
MicroEssentials® from Mosaic	277	248	29	12%
Potash from Mosaic/Canpotex	235	398	(163)	(41)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$1,150	$1,145	$5	0%
Sulfur (long ton)	$278	$337	$(59)	(18)%
Blended rock (metric tonne)	$124	$105	$19	18%
Production volume (in thousands of metric tonnes)	859	989	(130)	(13)%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
Three months ended March 31, 2023 and March 31, 2022
The Mosaic Fertilizantes segment’s net sales decreased to $1.3 billion for the three months ended March 31, 2023, from $1.5 billion in the same period a year ago. The decrease in net sales was due to lower finished product sales prices, which unfavorably impacted net sales by approximately $260 million, and lower sales volumes of other products, primarily gypsum and acids, which unfavorably impacted net sales by approximately $80 million. This was partially offset by higher finished goods sales volumes, which had a favorable impact of approximately $190 million.
Our average finished product selling price was $646 per tonne for the three months ended March 31, 2023, compared to $817 per tonne for the same period a year ago, due to the decrease in global sales prices as discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products increased 14% for the three months ended March 31, 2023, compared to the same period a year ago. Sales volumes were impacted by an increase in market demand for fertilizer products in the current period.
Gross margin for the Mosaic Fertilizantes segment decreased to $(1.1) million for the three months ended March 31, 2023, from $219.3 million in the same period of the prior year. The decrease in gross margin was primarily due to an unfavorable impact of approximately $260 million related to the decrease in selling prices during the current year period, compared to the prior year period. Gross margin was also unfavorably impacted by approximately $30 million, due to lower sales volumes of other products, primarily gypsum and acids, driven by unfavorable weather, and sulfuric acid availability. Lower costs had a favorable impact of $90 million, driven by a decrease in product costs for our distribution business, and lower sulfur costs in our production business.
The average consumed price for ammonia for our Brazilian operations increased to $1,150 per tonne for the three months ended March 31, 2023, compared to $1,145 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $278 per long ton for the three months ended March 31, 2023, compared to $337 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation, and storage costs.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 13% for the three months ended March 31, 2023, compared to the prior year period due to down time for plant maintenance. For the three months ended March 31, 2023, our phosphate operating rate decreased to 78%, compared to 92% in the same period of the prior year.
For the three months ended March 31, 2023, our Brazilian phosphate rock production decreased slightly to 0.86 million tonnes, from 0.93 million tonnes for the prior year period.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 18 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, and debt expenses. The prior year period also included the results of operations for the Streamsong Resort®.
For the three months ended March 31, 2023, gross margin for Corporate, Eliminations and Other was $(1.1) million, compared to $113.2 million for the same period in the prior year. Gross margin was unfavorably impacted by a net unrealized loss on derivatives of approximately $1 million in the current year period, compared to a net unrealized gain of approximately $100 million in the prior year period. Gross margin was also negatively impacted by approximately $100 million due to unfavorable product costs and inventory adjustments in our distribution operations, primarily in China. Sales in China and India collectively, resulted in revenue of $266.8 million and gross margin of $(10.8) million in the current year period, compared to revenue of $220.9 million and gross margin of $87.0 million in the prior year period. These changes were partially offset by the favorable impact of lower elimination of profit on intersegment sales in the current year period, which changed from the prior year period by approximately $97.2 million.
Other Income Statement Items

	Three months ended
	March 31,		2023-2022
(in millions)	2023	2022	Change	Percent
Selling, general and administrative expenses	$127.7	$132.4	$(4.7)	(4)%
Other operating (income) expense	(1.9)	50.9	(52.8)	NM
Interest expense	(50.2)	(43.9)	(6.3)	14%
Interest income	9.1	4.6	4.5	98%
Interest expense, net	(41.1)	(39.3)	(1.8)	5%
Foreign currency transaction gain	51.4	310.7	(259.3)	(83)%
Other income (expense)	(8.9)	0.2	(9.1)	NM
Provision for income taxes	118.3	372.4	(254.1)	(68)%
Equity in net earnings of nonconsolidated companies	31.3	30.7	0.6	2%

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2023 decreased $4.7 million compared to the same period of prior year, primarily due to lower incentive compensation costs which decreased by approximately $17 million in the current period compared to the prior year period. This was partially offset by higher costs of approximately $10 million in consulting and professional services related to executing on our strategic initiatives.
Other Operating (Income) Expense
For the three months ended March 31, 2023, we had other operating income of $1.9 million, compared to expense of $50.9 million for the same period of the prior year. The current year period includes a gain on the sale of the Resort of approximately $57 million.
Foreign Currency Transaction Gain
We recorded a foreign currency transaction gain of $51.4 million for the three months ended March 31, 2023 compared to $310.7 million for the same period in the prior year. For the three months ended March 31, 2023, the gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries.
Other Income (Expense)
For the three months ended March 31, 2023, we had other expense of $8.9 million compared to income of $0.2 million for the same period in the prior year. The current year expense was primarily related to realized losses on the marketable securities held in the RCRA Trusts of approximately $8 million.
Equity in Net Earnings of Nonconsolidated Companies
For the three months ended March 31, 2023, we had equity in net earnings of nonconsolidated companies of $31.3 million compared to $30.7 million for the same period in the prior year. These results were primarily related to the operations of MWSPC.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
March 31, 2023	21.7%	$118.3
March 31, 2022	24.4%	$372.4

Income tax expense was $118.3 million and the effective tax rate was 21.7% for the three months ended March 31, 2023.

For the three months ended March 31, 2023, discrete tax items recorded in tax expense resulted in a benefit of approximately $13.9 million. The net tax benefit consisted primarily of share-based excess benefit, true-up of estimates and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $464.8 million, short-term debt of $854.6 million, long-term debt, including current maturities, of approximately $3.4 billion, and stockholders’ equity of approximately $12.1 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the three months ended March 31, 2023, we returned cash to shareholders through share repurchases of $456.0 million and cash dividends of $152.4 million, and invested $321.5 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for at least the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of March 31, 2023, we had $2.49 billion available under our $2.50 billion committed revolving credit facility, approximately $475.0 million available under our uncommitted facilities and had $2.1 billion available under our $2.5 billion commercial paper program, that is backed by, and reduces availability under, the revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of March 31, 2023.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2023. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in or provided by financing activities for the three months ended March 31, 2023 and March 31, 2022:

(in millions)	Three months ended
	March 31,		2023-2022
Cash Flow	2023	2022	Change	Percent
Net cash provided by operating activities	$149.0	$506.2	$(357.2)	(71)%
Net cash used in investing activities	(221.4)	(297.2)	75.8	(26)%
Net cash used in financing activities	(209.0)	(125.0)	(84.0)	67%
Operating Activities
During the three months ended March 31, 2023, net cash provided by operating activities was $149.0 million, compared to $506.2 million for the three months ended March 31, 2022. Our results of operations, after non-cash adjustments to net earnings, contributed $636.3 million to cash flows from operating activities during the three months ended March 31, 2023, compared to $1.1 billion as computed on the same basis for the prior year period. During the three months ended March 31, 2023, we had an unfavorable change in assets and liabilities of $487.3 million, compared to an unfavorable change of $639.0 million during the three months ended March 31, 2022.
The change in assets and liabilities for the three months ended March 31, 2023, was primarily driven by a decrease in accounts payable and accrued expenses of $841.6 million, partially offset by favorable impacts from decreases in accounts receivable of $310.7 million and inventories of $241.2 million. The decrease in accounts payable and accrued liabilities was primarily related to a decrease in raw material purchase prices, a decrease in customer prepayments in Brazil, payment of taxes and the payment of incentive compensation related to 2022. The decrease in accounts receivable was primarily related to lower selling prices at the end of the quarter compared to the end of the prior year. The decrease in inventories was primarily due to lower raw material costs in our Phosphate and Mosaic Fertilizantes segments and lower inventory volumes in North America, due to seasonality.
Investing Activities
Net cash used in investing activities was $221.4 million for the three months ended March 31, 2023 compared to $297.2 million for the same period a year ago. We had capital expenditures of $321.5 million for the three months ended March 31, 2023, compared to $290.5 million in the prior year period. During the three months ended March 31, 2023, we completed the sale of the Resort for net proceeds of $158.4 million. We also purchased the other 50% equity of GSS for $41.0 million. GSS is now wholly owned by Mosaic.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023, was $209.0 million, compared to $125.0 million for the same period in the prior year. During the three months ended March 31, 2023, we made repurchases of our Common Stock at an aggregate cost of $456.0 million and paid dividends of $152.4 million. We also made payments on our structured accounts payable arrangements of $211.4 million and payments on long-term debt of $15.0 million. We received net proceeds from short term debt of $228.6 million and proceeds of $400.8 million under our inventory financing arrangement.
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
On December 30, 2022, EPA and the Corps promulgated a revised, expanded definition of the term WOTUS (the "2022 WOTUS Rule"), which became effective on March 20, 2023. The 2022 WOTUS Rule asserts a broader geographic scope of federal jurisdiction than either the 2020 NWPR or any previous WOTUS regulatory definition. Two separate legal challenges to the 2022 WOTUS Rule have been filed in the U.S. District Court for the Southern District of Texas; one lawsuit was brought by the State of Texas, and the second by agricultural interests. A third lawsuit was filed in the U.S. District Court for District of North Dakota by twenty-four states, several trade associations and tribal entities.
On April 12, 2023, the U.S. District Court for North Dakota granted a preliminary injunction of the Biden administration's 2022 WOTUS Rule. The Court’s Order and Preliminary Injunction prevents the 2022 WOTUS Rule from being implemented in 24 states, including Florida. The case is West Virginia, State of et al v. U.S. Environmental Protection Agency et al., Case NO. 3:23-cv-0032. The State of Florida and 23 other states were plaintiffs in the suit, as were a number of trade associations and several tribes who intervened in the case. The broader decision by the North Dakota District followed an earlier decision in March in the U.S. District Court for the Southern District of Texas preliminarily enjoining the 2022 WOTUS Rule in Texas and Idaho.
Additionally, it is anticipated that EPA and the Corps will be revising the 2022 WOTUS Rule after the U.S. Supreme Court decides Sackett v. EPA. The Sackett case is expected to clarify Clean Water Act jurisdiction and oral argument was held on October 3, 2022. A final decision by the Court that interprets the constitutional scope of the term WOTUS is anticipated to be issued during the second quarter of 2023.
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
•the continued impact of the novel coronavirus Covid-19 pandemic on the global economy and our business, suppliers, customers, employees and the communities in which we operate;
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
•economic and market conditions, including supply chain challenges and increased costs and delays caused by transportation and labor shortages;
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
As of March 31, 2023, and December 31, 2022, the fair value of our major foreign currency exchange contracts was $(24.4) million and $(27.3) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2023			As of December 31, 2022
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Years ending December 31,
	2023	2024		2023	2024
Foreign Currency Exchange Forwards
Canadian Dollar			$(21.3)			$(32.5)
Notional (million US$) - short Canadian dollars	$265.7	$44.0		$177.7	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3436	1.3634		1.3086	—
Notional (million US$) - long Canadian dollars	$1,344.7	$409.2		$1,405.1	$121.1
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3276	1.3391		1.3157	1.3382
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$—			$—
Notional (million US$) - long Brazilian real	$9.7	$—		$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.1538	—		—	—
Indian Rupee			$(1.8)			$2.9
Notional (million US$) - short Indian rupee	$292.2	$—		$308.7	$—
Weighted Average Rate - Indian rupee to U.S. dollar	83.1355	—		82.3814	—
Notional (million US$) - long Indian rupee	$10.9	$—		$40.2	$—
Weighted Average Rate - Indian rupee to U.S. dollar	82.7864	—		81.9971	—
China Renminbi			$(1.3)			$2.3
Notional (million US$) - short China renminbi	$171.2	$—		$208.4	$—
Weighted Average Rate - China renminbi to U.S. dollar	6.8525	—		6.8094	—
Total Fair Value			$(24.4)			$(27.3)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Commodities
As of March 31, 2023, and December 31, 2022, the fair value of our natural gas commodities contracts was $5.1 million and $18.7 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2023			As of December 31, 2022
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2023	2024	Fair Value	2023	2024	Fair Value
Natural Gas Swaps			$5.1			$18.7
Notional (million MMBtu) - long	9.2	6.9		9.4	4.8
Weighted Average Rate (US$/MMBtu)	$2.23	$2.82		$2.48	$2.70
Total Fair Value			$5.1			$18.7

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2023.

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
Cruz Litigation. On August 27, 2020, a putative class action complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida against our wholly-owned subsidiary, Mosaic Global Operations Inc., and two unrelated co-defendants. The complaint alleges claims related to elevated levels of radiation at two manufactured housing communities located on reclaimed mining land in Mulberry, Polk County, Florida, allegedly due to phosphate mining and reclamation activities occurring decades ago. Plaintiffs seek monetary damages, including punitive damages, injunctive relief requiring remediation of their properties, and a medical monitoring program funded by the defendants. On October 14, 2021, the court substantially granted a motion to dismiss that we filed late in 2020, with leave for the plaintiffs to amend their complaint.
On November 3, 2021, plaintiffs filed an amended complaint and, in response, Mosaic filed a motion to dismiss that complaint with prejudice on November 15, 2021. On December 23, 2021, plaintiffs opposed that motion and Mosaic replied to that opposition on January 26, 2022. On April 6, 2022, the court heard argument on the motions to dismiss filed by Mosaic and each other co-defendant. We are awaiting the court's ruling on these motions.
We intend to continue to vigorously defend this matter.
Faustina Plant Risk Management Plan. On September 14, 2022, EPA Region 6 issued a Notice of Potential Violation and Opportunity to Confer (“NOPVOC”) regarding compliance of our Faustina Plant with Section 112(r) of the Federal Clean Air Act and 40 C.F.R. Part 68, commonly known as the Risk Management Plan Rule (“RMP Rule”). The NOPVOC relates to a compliance evaluation inspection conducted by EPA at the Faustina Plant from February 22-25, 2022 and alleges violations of the RMP Rule. We conferred with the EPA regarding the allegations in the NOPVOC on November 30, 2022. We are continuing discussions with the agency regarding a potential penalty.

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “10-K Report”).
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
Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the repurchase programs during the quarter ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
January 1, 2023- January 31, 2023	1,711,315	$46.74	1,711,315	$1,835,811,940
February 1, 2023- February 28, 2023(c)	6,014,337	52.63	6,014,337	1,519,303,891
March 1, 2023- March 31, 2023(c)	965,284	53.34	965,284	1,467,818,178
Total	8,690,936	$51.55	8,690,936	$1,467,818,178
______________________________
(a)    In the second quarter of 2022, we announced the establishment of a $1.0 billion share repurchase program. On July, 31, 2022, our Board of Directors authorized a new share repurchase program, effective upon completion of the $1.0 billion program, which allows us to repurchase up to $2.0 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The program has no set expiration date.
(b) At the end of the month shown.
(c) Includes 4,659,290 shares received in February and 965,284 shares received in March under the 2023 ASR Agreement. Total shares purchased under the 2023 ASR Agreement were 5,624,574.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.d.1	Form of Senior Management Severance and Change-in-Control Agreement		X

10..iii.d.2	Form of Non-Competition, Non-Solicitation, Non-Defamation and Confidentiality Agreement		X

10.iii.k.1	Form of Restricted Stock Unit Award Agreement (March 2023)		X

10.iii.k.2	Form of TSR Performance Unit Award Agreement (Stock-Settled - March 2023)		X

10.iii.k.3	Form of TSR Performance Unit Award Agreement (Cash-Settled - March 2023)		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ Russell A. Flugel

Vice President and Controller
(on behalf of the registrant and as principal accounting officer)
May 4, 2023