Form 10-Q
period 2023-06-30
MOSAIC CO
filed 2023-08-02
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 332,280,009 shares of Common Stock as of July 28, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$3,394.0	$5,373.1	$6,998.3	$9,295.4
Cost of goods sold	2,822.9	3,526.8	5,756.8	6,010.0
Gross margin	571.1	1,846.3	1,241.5	3,285.4
Selling, general and administrative expenses	129.9	108.2	257.6	240.6
Other operating expense	72.0	63.9	70.1	114.8
Operating earnings	369.2	1,674.2	913.8	2,930.0
Interest expense, net	(36.0)	(34.1)	(77.1)	(73.4)
Foreign currency transaction gain	148.5	(227.2)	199.9	83.5
Other expense	(7.1)	(35.7)	(16.0)	(35.5)
Earnings from consolidated companies before income taxes	474.6	1,377.2	1,020.6	2,904.6
Provision for income taxes	108.4	369.3	226.7	741.7
Earnings from consolidated companies	366.2	1,007.9	793.9	2,162.9
Equity in net earnings of nonconsolidated companies	12.9	35.9	44.2	66.6
Net earnings including noncontrolling interests	379.1	1,043.8	838.1	2,229.5
Less: Net earnings attributable to noncontrolling interests	10.1	7.9	34.3	11.6
Net earnings attributable to Mosaic	$369.0	$1,035.9	$803.8	$2,217.9
Basic net earnings per share attributable to Mosaic	$1.11	$2.88	$2.41	$6.11
Basic weighted average number of shares outstanding	332.2	359.5	333.8	362.8
Diluted net earnings per share attributable to Mosaic	$1.11	$2.85	$2.39	$6.05
Diluted weighted average number of shares outstanding	333.7	363.1	336.2	366.5
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net earnings including noncontrolling interest	$379.1	$1,043.8	$838.1	$2,229.5
Other comprehensive income, net of tax
Foreign currency translation gain (loss)	146.0	(275.3)	175.4	30.0
Net actuarial gain and prior service cost	0.3	0.4	0.7	0.8
Realized gain on interest rate swap	0.4	0.3	0.9	0.8
Net (loss) gain on marketable securities held in trust fund	(10.6)	3.2	6.0	(25.2)
Other comprehensive income (loss)	136.1	(271.4)	183.0	6.4
Comprehensive income	515.2	772.4	1,021.1	2,235.9
Less: Comprehensive income attributable to noncontrolling interest	11.4	5.3	36.3	13.3
Comprehensive income attributable to Mosaic	$503.8	$767.1	$984.8	$2,222.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$626.1	$735.4
Receivables, net, including affiliate receivables of $32.6 and $291.5, respectively	1,222.2	1,699.9
Inventories	3,148.7	3,543.1
Other current assets	714.7	578.2
Total current assets	5,711.7	6,556.6
Property, plant and equipment, net of accumulated depreciation of $9,458.6 and $8,944.9, respectively	13,094.6	12,678.7
Investments in nonconsolidated companies	893.1	885.9
Goodwill	1,138.6	1,116.3
Deferred income taxes	793.9	752.3
Other assets	1,508.3	1,396.2
Total assets	$23,140.2	$23,386.0
Liabilities and Equity
Current liabilities:
Short-term debt	$229.0	$224.9
Current maturities of long-term debt	969.6	985.3
Structured accounts payable arrangements	592.5	751.2
Accounts payable, including affiliate payables of $445.8 and $353.2, respectively	1,233.0	1,292.5
Accrued liabilities	1,815.3	2,279.9
Total current liabilities	4,839.4	5,533.8
Long-term debt, less current maturities	2,423.3	2,411.9
Deferred income taxes	1,031.1	1,010.1
Other noncurrent liabilities	2,291.0	2,236.0
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 393,818,064 shares issued and 332,234,087 shares outstanding as of June 30, 2023, 391,964,464 shares issued and 339,071,423 shares outstanding as of December 31, 2022	3.3	3.4
Capital in excess of par value	8.1	—
Retained earnings	14,364.8	14,203.4
Accumulated other comprehensive loss	(1,971.2)	(2,152.2)
Total Mosaic stockholders' equity	12,405.0	12,054.6
Noncontrolling interests	150.4	139.6
Total equity	12,555.4	12,194.2
Total liabilities and equity	$23,140.2	$23,386.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$838.1	$2,229.5
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	464.2	471.7
Deferred and other income taxes	3.7	297.3
Equity in net (earnings) of nonconsolidated companies, net of dividends	(19.2)	(66.6)
Accretion expense for asset retirement obligations	46.0	39.6
Accretion expense for leases	10.7	6.5
Share-based compensation expense	21.0	15.5
Unrealized loss (gain) on derivatives	(40.2)	(66.4)
Foreign currency adjustments	(154.3)	(76.3)
Gain on sale of business	(56.5)	—
Other	51.2	49.9
Changes in assets and liabilities:
Receivables, net	536.3	(721.3)
Inventories	471.0	(818.4)
Other current and noncurrent assets	(275.8)	(227.1)
Accounts payable and accrued liabilities	(731.7)	1,072.9
Other noncurrent liabilities	57.2	(115.5)
Net cash provided by operating activities	1,221.7	2,091.3
Cash Flows from Investing Activities:
Capital expenditures	(631.8)	(553.1)
Purchases of available-for-sale securities - restricted	(811.8)	(425.9)
Proceeds from sale of available-for-sale securities - restricted	796.8	415.2
Proceeds from sale of business	158.4	—
Acquisition of business	(41.0)	—
Other	(3.5)	1.9
Net cash used in investing activities	(532.9)	(561.9)
Cash Flows from Financing Activities:
Payments of short-term debt	(5,295.6)	(119.3)
Proceeds from issuance of short-term debt	5,299.5	130.3
Payments of inventory financing arrangement	(601.4)	(1,250.4)
Proceeds from inventory financing arrangement	601.4	947.7
Payments of structured accounts payable arrangements	(771.9)	(770.7)
Proceeds from structured accounts payable arrangements	595.4	796.4
Collections of transferred receivables	1,177.7	683.5
Payments of transferred receivables	(1,087.5)	(764.6)
Payments of long-term debt	(29.1)	(28.6)
Repurchases of stock	(456.0)	(999.4)
Cash dividends paid	(220.1)	(94.5)
Other	(28.0)	13.4
Net cash used in financing activities	(815.6)	(1,456.2)
Effect of exchange rate changes on cash	13.5	(2.1)
Net change in cash, cash equivalents and restricted cash	(113.3)	71.1
Cash, cash equivalents and restricted cash - December 31	754.1	786.3
Cash, cash equivalents and restricted cash - June 30	$640.8	$857.4
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six months ended
	June 30, 2023	June 30, 2022

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$626.1	$839.1
Restricted cash in other current assets	9.5	9.4
Restricted cash in other assets	5.2	8.9
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$640.8	$857.4

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $15.0 and $12.1 for the three and six months ended June 30, 2023 and 2022, respectively)	$88.2	$84.1
Income taxes (net of refunds)	372.9	492.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of March 31, 2022	362.0	$3.6	$56.6	$13,196.5	$(1,618.3)	$152.4	$11,790.8
Total comprehensive income	—	—	—	1,035.9	(268.8)	5.3	772.4
Stock option exercises	—	—	5.1	—	—	—	5.1
Vesting of restricted stock units	0.2	—	0.3	—	—	—	0.3
Stock based compensation	—	—	7.3	—	—	—	7.3
Share repurchases	(10.1)	(0.1)	(69.3)	(542.9)	—	—	(612.3)
Dividends ($0.15 per share)	—	—	—	(54.6)	—	—	(54.6)
Balance as of June 30, 2022	352.1	$3.5	$—	$13,634.9	$(1,887.1)	$157.7	$11,909.0

Balance as of December 31, 2021	368.7	$3.7	$478.0	$12,014.2	$(1,891.8)	$144.4	$10,748.5
Total comprehensive income	—	—	—	2,217.9	4.7	13.3	2,235.9
Stock option exercises	—	—	13.4	—	—	—	13.4
Vesting of restricted stock units	1.1	—	(19.2)	—	—	—	(19.2)
Stock based compensation	—	—	19.1	—	—	—	19.1
Share repurchases	(17.7)	(0.2)	(491.3)	(542.9)	—	—	(1,034.4)
Dividends ($0.15 per share)	—	—	—	(54.3)	—	—	(54.3)
Balance as of June 30, 2022	352.1	$3.5	$—	$13,634.9	$(1,887.1)	$157.7	$11,909.0

Balance as of March 31, 2023	332.1	$3.3	$—	$13,996.5	$(2,106.0)	$162.7	$12,056.5
Total comprehensive income	—	—	—	369.0	134.8	11.4	515.2
Vesting of restricted stock units	0.1	—	(0.5)	—	—	—	(0.5)
Stock based compensation	—	—	8.6	—	—	—	8.6
Dividends ($0.20 per share)	—	—	—	(0.7)	—	—	(0.7)
Equity to noncontrolling interests	—	—	—	—	—	(23.7)	(23.7)
Balance as of June 30, 2023	332.2	$3.3	$8.1	$14,364.8	$(1,971.2)	$150.4	$12,555.4

Balance as of December 31, 2022	339.1	$3.4	$—	$14,203.4	$(2,152.2)	$139.6	$12,194.2
Total comprehensive income	—	—	—	803.8	181.0	36.3	1,021.1
Vesting of restricted stock units	1.8	—	(0.5)	(53.3)	—	—	(53.8)
Stock based compensation	—	—	21.0	—	—	—	21.0
Share repurchases, including tax of $3.5 million	(8.7)	(0.1)	(12.4)	(439.0)	—	—	(451.5)
Dividends ($0.45 per share)	—	—	—	(150.1)	—	—	(150.1)
Equity to noncontrolling interests	—	—	—	—	—	(25.5)	(25.5)
Balance as of June 30, 2023	332.2	$3.3	$8.1	$14,364.8	$(1,971.2)	$150.4	$12,555.4

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
•Our Mosaic Fertilizantes business segment includes the assets in Brazil that we acquired in the 2018 acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A.), which consist of five phosphate rock mines, four phosphate chemical plants and a potash mine. The segment also includes our legacy distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water port and throughput warehouse terminal facility in Brazil.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	June 30, 2023	December 31, 2022
Other current assets
Income and other taxes receivable	$358.6	$189.4
Prepaid expenses	297.0	237.4
Assets held for sale	—	101.9
Other	59.1	49.5
	$714.7	$578.2

Other assets
Restricted cash	$5.2	$10.5
MRO inventory	143.8	141.9
Marketable securities held in trust	684.6	666.0
Operating lease right-of-use assets	210.7	182.5
Indemnification asset	24.3	23.7
Long-term receivable	22.8	26.9
Cloud computing cost	90.3	32.9
Other	326.6	311.8
	$1,508.3	$1,396.2

Accrued liabilities
Accrued dividends	$2.9	$72.9
Payroll and employee benefits	165.9	237.0
Asset retirement obligations	266.0	212.3
Customer prepayments(a)	716.2	743.9
Accrued income and other taxes	106.6	208.3
Operating lease obligation	53.9	50.7
Servicing liability	90.2	—
Other	413.6	754.8
	$1,815.3	$2,279.9

Other noncurrent liabilities
Asset retirement obligations	$1,703.3	$1,693.3
Accrued pension and postretirement benefits	116.2	103.3
Operating lease obligation	160.1	135.2
Unrecognized tax benefits	36.0	32.5
Other	275.4	271.7
	$2,291.0	$2,236.0

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Mosaic	$369.0	$1,035.9	$803.8	$2,217.9
Basic weighted average number of shares outstanding	332.2	359.5	333.8	362.8
Dilutive impact of share-based awards	1.5	3.6	2.4	3.7
Diluted weighted average number of shares outstanding	333.7	363.1	336.2	366.5
Basic net income per share attributable to Mosaic	$1.11	$2.88	$2.41	$6.11
Diluted net income per share attributable to Mosaic	$1.11	$2.85	$2.39	$6.05
A total of 0.7 million and 0.4 million shares of common stock subject to issuance related to share-based awards for the three and six months ended June 30, 2023, and zero and 0.1 million for the three and six months ended June 30, 2022, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$180.1	$177.2
Work in process	825.4	844.8
Finished goods	1,807.7	2,158.3
Final price deferred(a)	125.8	184.2
Operating materials and supplies	209.7	178.6
	$3,148.7	$3,543.1
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $1.1 billion as of June 30, 2023 and December 31, 2022, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2022	$1,006.6	$97.6	$12.1	$1,116.3
Foreign currency translation	20.2	2.1	—	22.3
Balance as of June 30, 2023	$1,026.8	$99.7	$12.1	$1,138.6

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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of June 30, 2023, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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
The estimated fair value of the investments in the RCRA Trusts as of June 30, 2023 and December 31, 2022 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.8	$—	$—	$4.8
Level 2
Corporate debt securities	203.0	0.2	(13.4)	189.8
Municipal bonds	203.9	0.5	(6.9)	197.5
U.S. government bonds	271.0	0.3	(1.2)	270.1
Total	$682.7	$1.0	$(21.5)	$662.2

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$7.7	$—	$—	$7.7
Level 2
Corporate debt securities	203.8	0.1	(17.1)	186.8
Municipal bonds	197.0	0.4	(8.0)	189.4
U.S. government bonds	269.6	—	(3.6)	266.0
Other holdings	0.2	—	—	0.2
Total	$678.3	$0.5	$(28.7)	$650.1

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$60.6	$(1.4)	$105.6	$(6.5)
Municipal bonds	84.0	(1.2)	104.7	(2.9)
U.S. government bonds	112.2	(1.2)	264.9	(3.5)
	$256.8	$(3.8)	$475.2	$(12.9)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$114.9	$(12.0)	$72.8	$(10.6)
Municipal bonds	85.3	(5.7)	61.9	(5.1)
U.S. government bonds	—	—	0.8	(0.1)
	$200.2	$(17.7)	$135.5	$(15.8)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of June 30, 2023. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

June 30, 2023
Due in one year or less	$20.8
Due after one year through five years	265.4
Due after five years through ten years	338.9
Due after ten years	32.3
Total debt securities	$657.4
For the three and six months ended June 30, 2023, realized gains were $4.0 million and $9.1 million, respectively, and realized losses were $1.8 million and $15.2 million, respectively. For the three and six months ended June 30, 2022, realized gains were $0.1 million and $0.2 million, respectively, and realized losses were $24.9 million and $25.9 million, respectively.

9. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of June 30, 2023 and December 31, 2022, there was no outstanding balance under this facility.

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
During the three and six months ended June 30, 2023, the Company sold approximately $346.2 million and $1.1 billion, respectively, of accounts receivable under this arrangement. During the three and six months ended June 30, 2022, the Company sold approximately $15.0 million and $564.3 million, respectively. Discounts on sold receivables were not material for any period presented. Following the sale to the banks, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of June 30, 2023 and December 31, 2022, $90.2 million and $0.0 million, respectively, had been collected but not yet remitted to the bank. This amount was classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 98 to 180 days from date of shipment. As of June 30, 2023 and December 31, 2022, the total structured accounts payable arrangements were $592.5 million and $751.2 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We plan to use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of June 30, 2023, we had $199.7 million outstanding under this program, with a weighted average interest rate of 5.37% and remaining average term of 10 days. As of December 31, 2022, we had $224.8 million outstanding under this program, with a weighted average interest rate of 4.66% and a remaining average term of 10 days.
Term Loan Facility
In May 2023, we entered into a 10-year senior unsecured term loan facility whereby we can draw up to $700 million. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of June 30, 2023 no amounts have been drawn under this facility.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
tailings and execute site reclamation at our Saskatchewan potash mines at the end of their useful lives; (vii) de-commission mines in Brazil and Peru; and (viii) decommission plant sites and close Gypstacks in Brazil. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations, which is discounted using a credit-adjusted risk-free rate.
A reconciliation of our AROs is as follows:

(in millions)	June 30, 2023	December 31, 2022
AROs, beginning of period	$1,905.6	$1,749.3
Liabilities incurred	9.7	14.9
Liabilities settled	(95.9)	(205.6)
Accretion expense	46.0	81.6
Revisions in estimated cash flows	80.5	264.5
Foreign currency translation	23.4	0.9
AROs, end of period	1,969.3	1,905.6
Less current portion	266.0	212.3
Non-current portion of AROs	$1,703.3	$1,693.3
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
As of June 30, 2023 and December 31, 2022, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $328.9 million and $327.5 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the six months ended June 30, 2023, gross unrecognized tax benefits increased by $3.5 million to $28.9 million. The increase is primarily related to recording non-U.S. reserves and foreign exchange. If recognized, approximately $28.2 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $6.1 million and $5.0 million as of June 30, 2023 and December 31, 2022, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Accounting for uncertain tax positions is determined by prescribing the minimum probability threshold that a tax position is more likely than not to be sustained based on the technical merits of the position. Mosaic is continually under audit by various authorities in the normal course of business. Such tax authorities may raise issues contrary to positions taken by the Company. If such positions are ultimately not sustained by the Company, this could result in material assessments to the Company. The costs related to defending, if needed, such positions on appeal or in court may be material. The Company believes that any issues raised have been properly accounted for in its current financial statements.
For the three months ended June 30, 2023, discrete tax items recorded in tax expense was a benefit of approximately $9.9 million. The net tax benefit consisted primarily of share-based excess benefit, true-up of estimates and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate, plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended June 30, 2023, income tax expense was not impacted by this set of rules.
For the six months ended June 30, 2023, discrete tax items recorded in tax expense was a benefit of approximately $23.8 million. The net tax benefit consisted primarily of share-based excess benefit, true-up of estimates and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
On July 21, 2023, the Treasury Department issued Notice 2023-55 Temporary Relief Under Section 901 and 903 of the Internal Revenue Code. The notice offers taxpayers the option to apply the former foreign tax credit regulations for the 2022 and 2023 tax years. The temporary relief allows a portion of formerly disallowed 2022 and 2023 foreign taxes to be creditable. The Company is currently assessing the financial statement impact and has not included any results associated with the notice in the six month period ended June 30, 2023.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, the gross asset position of our derivative instruments was $46.0 million and $38.8 million, respectively, and the gross liability position of our liability instruments was $16.1 million and $50.1 million, respectively.
As of June 30, 2023 and December 31, 2022, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2023	December 31, 2022
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	2,677.2	2,361.1
Natural gas derivatives	Commodity	MMbtu	22.4	14.2

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2023 and December 31, 2022 was $10.9 million and $34.8 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2023, we would have been required to post an additional $2.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of June 30, 2023 and December 31, 2022, the gross asset position of our foreign currency derivative instruments was $39.7 million and $20.7 million, respectively, and the gross liability position of our foreign currency derivative instruments was $15.3 million and $49.2 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of June 30, 2023 and December 31, 2022, the gross asset position of our commodity derivative instruments was $6.3 million and $18.1 million, respectively, and the gross liability position of our commodity instruments was $0.8 million and $0.9 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of June 30, 2023.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$626.1	$626.1	$735.4	$735.4
Accounts receivable	1,222.2	1,222.2	1,699.9	1,699.9
Accounts payable	1,233.0	1,233.0	1,292.5	1,292.5
Structured accounts payable arrangements	592.5	592.5	751.2	751.2
Short-term debt	229.0	229.0	224.9	224.9
Long-term debt, including current portion	3,392.9	3,276.3	3,397.2	3,276.5
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
No share repurchases occurred in the three months ended June 30, 2023. For the six months ended June 30, 2023, we repurchased 8,690,936 shares of Common Stock in the open market, for approximately $448.0 million at an average purchase price of $51.55. This includes the 5,624,574 shares purchased under the 2023 ASR Agreement.
On February 24, 2022, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase (the “2022 ASR Agreement”) agreement with a third-party financial institution to repurchase $400 million of our Common Stock. At inception, we paid the financial institution $400 million and took initial delivery of 7,056,229 shares of our Common Stock. Under the terms of the 2022 ASR Agreement, upon settlement, we would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution. In the second quarter of 2022, the 2022 ASR Agreement was completed and we paid the financial institution an additional $54.2 million. When combining the initial $400 million paid at the inception of the 2022 ASR Agreement and the cash settlement of $54.2 million at the termination of the 2022 ASR Agreement, we repurchased approximately 7,056,229 shares at an average repurchase price of $64.37 per share.
During the three and six months ended June 30, 2022, we repurchased 10,144,320 and 17,733,984 shares of Common Stock in the open market for approximately $558.0 million and $1.0 billion. This includes 7,056,229 shares purchased under the 2022 ASR agreement.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, our ability to access capital resources liquidity, and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three and six months ended June 30, 2023 and June 30, 2022:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended June 30, 2023
Balance at March 31, 2023	$(2,053.6)	$(52.7)	$7.2	$(6.9)	$(2,106.0)
Other comprehensive income (loss)	146.1	0.5	0.5	(13.8)	133.3
Tax (expense) benefit	(0.1)	(0.2)	(0.1)	3.2	2.8
Other comprehensive income (loss), net of tax	146.0	0.3	0.4	(10.6)	136.1
Other comprehensive income (loss) attributable to noncontrolling interest	(1.3)	—	—	—	(1.3)
Balance as of June 30, 2023	$(1,908.9)	$(52.4)	$7.6	$(17.5)	$(1,971.2)

Three Months Ended June 30, 2022
Balance at March 31, 2022	$(1,524.5)	$(72.4)	$5.7	$(27.1)	$(1,618.3)
Other comprehensive income (loss)	(272.2)	0.7	0.5	4.2	(266.8)
Tax (expense) benefit	(3.1)	(0.3)	(0.2)	(1.0)	(4.6)
Other comprehensive income (loss), net of tax	(275.3)	0.4	0.3	3.2	(271.4)
Other comprehensive income (loss) attributable to noncontrolling interest	2.6	—	—	—	2.6
Balance as of June 30, 2022	$(1,797.2)	$(72.0)	$6.0	$(23.9)	$(1,887.1)

Six Months Ended June 30, 2023
Balance at December 31, 2022	$(2,082.3)	$(53.1)	$6.7	$(23.5)	$(2,152.2)
Other comprehensive income (loss)	176.1	1.1	1.0	7.7	185.9
Tax (expense) benefit	(0.7)	(0.4)	(0.1)	(1.7)	(2.9)
Other comprehensive income (loss), net of tax	175.4	0.7	0.9	6.0	183.0
Other comprehensive income (loss) attributable to noncontrolling interest	(2.0)	—	—	—	(2.0)
Balance as of June 30, 2023	$(1,908.9)	$(52.4)	$7.6	$(17.5)	$(1,971.2)

Six Months Ended June 30, 2022
Balance at December 31, 2021	$(1,825.5)	$(72.8)	$5.2	$1.3	$(1,891.8)
Other comprehensive income (loss)	30.3	1.4	1.0	(32.8)	(0.1)
Tax (expense) benefit	(0.3)	(0.6)	(0.2)	7.6	6.5
Other comprehensive income (loss), net of tax	30.0	0.8	0.8	(25.2)	6.4
Other comprehensive income (loss) attributable to noncontrolling interest	(1.7)	—	—	—	(1.7)
Balance as of June 30, 2022	$(1,797.2)	$(72.0)	$6.0	$(23.9)	$(1,887.1)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of June 30, 2023 and December 31, 2022, the net amount due to our non-consolidated companies totaled $408.3 million and $56.8 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Transactions with related parties included in net sales(a)	$314.6	$900.0	$760.5	$1,413.0
Transactions with related parties included in cost of goods sold(b)	483.6	961.3	880.5	1,469.4
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex and MWSPC by our Mosaic Fertilizantes segment and India and China distribution businesses.
As part of the MWSPC joint venture, we market approximately 25% of MWSPC production. Marketing fees of approximately $3.6 million and $9.3 million, and $5.7 million and $9.0 million are included in revenue for the three and six months ended June 30, 2023 and 2022, respectively.
17. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $174.4 million and $185.5 million as of June 30, 2023 and December 31, 2022, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of June 30, 2023, we have a reserve of $53.9 million for the estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.

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
As of October 2022, a memorandum of understanding has been executed by the State of Louisiana and the plaintiff parishes that filed claims against Mosaic and its corporate predecessors on one hand, and Mosaic Global Holdings Inc. and its third-party indemnitors on the other hand which, when fully implemented, will release and dismiss Mosaic and its corporate predecessors from the coastal zone cases. Funding obligations in the memorandum of understanding are expected to be undertaken by third-party indemnitors and/or insurers.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $868.4 million. We estimate that our probable aggregate loss with respect to these claims is approximately $74.5 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at June 30, 2023. Approximately $673.9 million of the foregoing maximum potential loss relates to labor claims, of which approximately $63.3 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at June 30, 2023.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $586.5 million, of which $220.2 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $382.4 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three and six months ended June 30, 2023 and 2022 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended June 30, 2023
Net sales to external customers	$964.0	$835.9	$1,418.8	$175.3	$3,394.0
Intersegment net sales	321.7	12.8	—	(334.5)	—
Net sales	1,285.7	848.7	1,418.8	(159.2)	3,394.0
Gross margin	216.2	336.0	12.8	6.1	571.1
Canadian resource taxes	—	95.0	—	—	95.0
Gross margin (excluding Canadian resource taxes)	216.2	431.0	12.8	6.1	666.1
Operating earnings (loss)	146.2	327.8	(20.1)	(84.7)	369.2
Capital expenditures	119.3	74.2	63.2	53.6	310.3
Depreciation, depletion and amortization expense	129.0	74.4	37.8	3.0	244.2
Three months ended June 30, 2022
Net sales to external customers	$1,138.5	$1,563.1	$2,259.7	$411.8	$5,373.1
Intersegment net sales	662.4	17.1	—	(679.5)	—
Net sales	1,800.9	1,580.2	2,259.7	(267.7)	5,373.1
Gross margin	641.6	927.6	450.2	(173.1)	1,846.3
Canadian resource taxes	—	274.5	—	—	274.5
Gross margin (excluding Canadian resource taxes)	641.6	1,202.1	450.2	(173.1)	2,120.8
Operating earnings (loss)	578.1	915.1	420.5	(239.5)	1,674.2
Capital expenditures	157.3	66.9	38.4	—	262.6
Depreciation, depletion and amortization expense	133.0	81.1	26.7	4.2	245.0
Six months ended June 30, 2023
Net sales to external customers	$2,052.9	$1,736.3	$2,762.1	$447.0	$6,998.3
Intersegment net sales	614.9	19.0	—	(633.9)	—
Net sales	2,667.8	1,755.3	2,762.1	(186.9)	6,998.3
Gross margin	475.5	749.3	11.7	5.0	1,241.5
Canadian resource taxes	—	215.8	—	—	215.8
Gross margin (excluding Canadian resource taxes)	475.5	965.1	11.7	5.0	1,457.3
Operating earnings (loss)	412.4	729.3	(52.2)	(175.7)	913.8
Capital expenditures	261.0	167.0	149.9	53.9	631.8
Depreciation, depletion and amortization expense	245.6	144.0	69.4	5.2	464.2
Six months ended June 30, 2022
Net sales to external customers	$2,291.3	$2,598.8	$3,748.3	$657.0	$9,295.4
Intersegment net sales	1,005.6	41.2	—	(1,046.8)	—
Net sales	3,296.9	2,640.0	3,748.3	(389.8)	9,295.4
Gross margin	1,169.3	1,506.5	669.5	(59.9)	3,285.4
Canadian resource taxes	—	431.7	—	—	431.7
Gross margin (excluding Canadian resource taxes)	1,169.3	1,938.2	669.5	(59.9)	3,717.1
Operating earnings (loss)	1,070.6	1,478.4	607.2	(226.2)	2,930.0
Capital expenditures	305.0	132.0	113.5	2.6	553.1
Depreciation, depletion and amortization expense	253.5	158.1	51.9	8.2	471.7
Total Assets
As of June 30, 2023	$9,482.1	$9,627.0	$5,630.6	$(1,599.5)	$23,140.2
As of December 31, 2022	9,570.5	9,582.2	5,562.7	(1,329.4)	23,386.0

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and six months ended June 30, 2023, distribution operations in India and China collectively had revenue of $171.7 million and $438.5 million, respectively, and gross margin of $(44.3) million and $(55.1) million, respectively. For the three and six months ended June 30, 2022, distribution operations in India and China collectively had revenue of $389.9 million and $610.9 million, respectively, and gross margin of $64.4 million and $151.3 million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net sales(a):
Brazil	$1,367.3	$2,195.0	$2,667.9	$3,643.5
Canpotex(b)	300.8	893.8	732.1	1,386.3
Canada	134.8	271.2	215.9	501.7
India	89.5	144.9	210.9	144.9
China	89.4	244.9	234.8	465.7
Japan	59.5	45.3	98.0	71.8
Paraguay	51.2	59.9	96.8	94.9
Argentina	24.2	82.7	43.1	136.3
Colombia	23.4	69.7	62.4	101.9
Peru	15.3	10.5	22.0	10.5
Mexico	13.4	60.5	91.1	128.4
Honduras	12.3	20.8	20.3	24.2
Dominican Republic	8.0	11.1	11.1	13.3
Australia	7.1	39.4	27.4	64.3
Other	17.9	18.6	35.9	41.1
Total international countries	2,214.1	4,168.3	4,569.7	6,828.8
United States	1,179.9	1,204.8	2,428.6	2,466.6
Consolidated	$3,394.0	$5,373.1	$6,998.3	$9,295.4
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Sales by product type:
Phosphate Crop Nutrients	$828.4	$1,329.1	$1,724.9	$2,287.9
Potash Crop Nutrients	1,005.0	1,971.4	2,020.3	3,166.2
Crop Nutrient Blends	423.2	737.5	1,076.6	1,290.5
Performance Products(a)	690.4	753.2	1,230.9	1,369.6
Phosphate Rock	48.2	22.2	89.0	49.3
Other(b)	398.8	559.7	856.6	1,131.9
	$3,394.0	$5,373.1	$6,998.3	$9,295.4
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag®, Aspire® and Sus-Terra™.
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

Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2023 and June 30, 2022:

	Three months ended				Six months ended
	June 30,		2023-2022		June 30,		2023-2022
(in millions, except per share data)	2023	2022	Change	Percent	2023	2022	Change	Percent
Net sales	$3,394.0	$5,373.1	$(1,979.1)	(37)%	$6,998.3	$9,295.4	$(2,297.1)	(25)%
Cost of goods sold	2,822.9	3,526.8	(703.9)	(20)%	5,756.8	6,010.0	(253.2)	(4)%
Gross margin	571.1	1,846.3	(1,275.2)	(69)%	1,241.5	3,285.4	(2,043.9)	(62)%
Gross margin percentage	17%	34%			18%	35%
Selling, general and administrative expenses	129.9	108.2	21.7	20%	257.6	240.6	17.0	7%
Other operating expense	72.0	63.9	8.1	13%	70.1	114.8	(44.7)	(39)%
Operating earnings	369.2	1,674.2	(1,305.0)	(78)%	913.8	2,930.0	(2,016.2)	(69)%
Interest expense, net	(36.0)	(34.1)	(1.9)	6%	(77.1)	(73.4)	(3.7)	5%
Foreign currency transaction gain	148.5	(227.2)	375.7	NM	199.9	83.5	116.4	139%
Other expense	(7.1)	(35.7)	28.6	(80)%	(16.0)	(35.5)	19.5	(55)%
Earnings from consolidated companies before income taxes	474.6	1,377.2	(902.6)	(66)%	1,020.6	2,904.6	(1,884.0)	(65)%
Provision for income taxes	108.4	369.3	(260.9)	(71)%	226.7	741.7	(515.0)	(69)%
Earnings from consolidated companies	366.2	1,007.9	(641.7)	(64)%	793.9	2,162.9	(1,369.0)	(63)%
Equity in net earnings of nonconsolidated companies	12.9	35.9	(23.0)	(64)%	44.2	66.6	(22.4)	(34)%
Net earnings including noncontrolling interests	379.1	1,043.8	(664.7)	(64)%	838.1	2,229.5	(1,391.4)	(62)%
Less: Net earnings attributable to noncontrolling interests	10.1	7.9	2.2	28%	34.3	11.6	22.7	196%
Net earnings attributable to Mosaic	$369.0	$1,035.9	$(666.9)	(64)%	$803.8	$2,217.9	$(1,414.1)	(64)%
Diluted net earnings per share attributable to Mosaic	$1.11	$2.85	$(1.74)	(61)%	$2.39	$6.05	$(3.66)	(60)%
Diluted weighted average number of shares outstanding	333.7	363.1			336.2	366.5
Overview of Consolidated Results for the three months ended June 30, 2023 and 2022
For the three months ended June 30, 2023, Mosaic had net income of $369.0 million, or $1.11 per diluted share, compared to net income of $1.0 billion, or $2.85 per diluted share, for the prior year period. Net sales for the three months ended June 30, 2023 decreased 37% compared to the same period of the prior year, driven by lower average selling prices, as discussed further below. Net income for the three months ended June 30, 2023 was also positively impacted by a foreign currency transaction gain of $148.5 million, compared to a foreign currency transaction loss of $227.2 million in the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three months ended June 30, 2023, operating results in all of our segments were impacted by lower average sales prices compared to the prior year period. Global markets have softened compared to the prior year period, as buyers have delayed purchases in anticipation of lower prices. Average selling prices in 2022 were driven higher by tightness in global supply and demand. In addition, the Russian invasion of Ukraine in February 2022 resulted in instability in global commodity markets and significantly reduced the supply of fertilizer and agricultural commodities produced in those geographies, which contributed to rising fertilizer prices in the prior year period.

Additionally, in July 2023, workers at four Canadian West Coast ports went on strike. This has put additional pressure on the international shipping network and has and may continue to negatively impact Canpotex's ability to ship potash product from the Port of Vancouver in the third quarter. Canpotex shipments have also been negatively impacted by equipment failure at the Port of Portland.
Our operating results for the three months ended June 30, 2023 were unfavorably impacted in our Phosphate segment compared to the prior year period due to lower average selling prices, driven by the factors described above. This was partially offset by lower raw material costs, primarily sulfur and ammonia. Operating results in the current year period were positively impacted by higher finished product sales volumes, as the prior year period was impacted by a condensed spring season caused by adverse weather conditions.
Our operating results for the three months ended June 30, 2023 were unfavorably impacted in our Potash segment due to lower average sales prices compared to the prior year period, driven by the factors discussed above. Current period operating results were also unfavorably impacted by lower sales volumes compared to the prior year period. Our sales volumes were lower in the current year period primarily due to the global market softness described above, resulting in lower export sales.
Our operating results for the three months ended June 30, 2023 were unfavorably impacted in our Mosaic Fertilizantes due to lower sales prices, which decreased globally compared to the same period in the prior year, as discussed above. Sales volumes were up slightly compared to the prior year period due to an increased customer base as a result of our growth strategy to expand our presence in Brazil.
Other Highlights
•In May 2023, we entered into a 10-year senior unsecured term loan facility whereby we can draw up to $700 million. The term loan matures on May 18, 2033. As of June 30, 2023, we have not drawn any amounts under this facility.
Overview of Consolidated Results for the six months ended June 30, 2023 and 2022
Net earnings attributable to Mosaic for the six months ended June 30, 2023 was $803.8 million, or $2.39 per diluted share, compared to net earnings of $2.2 billion, or $6.05 per diluted share, for the same period a year ago. Net income for the three months ended June 30, 2023 was also positively impacted by a foreign currency transaction gain of $199.9 million, compared to $83.5 million in the prior year period.
Results for the six months ended June 30, 2023 and 2022 reflected the factors discussed above in the discussion for the three months ended June 30, 2023 and 2022, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Phosphate segment for the six months ended June 30, 2023 were unfavorably impacted compared to the prior year period due to lower average selling prices, driven by the factors described above in the three-month discussion. This was partially offset by lower raw material costs, primarily sulfur and ammonia. Operating results in the current year period were positively impacted by higher finished product sales volumes, driven by the factor mentioned above in the three-month discussion.
Operating results in our Potash segment for the six months ended June 30, 2023 were unfavorably impacted by a decrease in the average selling price of potash compared to the prior year period as described above in the three-month discussion. Current year operating results were also unfavorably impacted by higher idle plant and maintenance turnaround costs due to the temporary idling of our Colonsay, Saskatchewan mine, due to market conditions, and the timing of turnarounds compared to the prior year.
For the six months ended June 30, 2023, operating results in our Mosaic Fertilizantes segment were unfavorably impacted by a decrease in average sales prices in the current year compared to the prior year period as discussed above in the three-month discussion. Sales volumes of finished goods, including performance products, were higher in the current year period compared to the same period in the prior year, due to an increased customer base as a result of our growth strategy to expand our presence in Brazil. Sales volumes of other products, primarily gypsum and acids, were lower than the prior year period, driven by unfavorable weather, and sulfuric acid availability in the current year period.

Other Highlights
In addition to the highlight referenced above,
•On January 12, 2023, we completed the sale of the Streamsong Resort® (the “Resort”) and the approximately 7,000 acres on which it sits for net proceeds of $158 million. The Resort is a destination resort and conference center, which we developed in an area of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida. In addition to a hotel and conference center, the Resort includes multiple golf courses, a clubhouse and ancillary facilities. The sale resulted in a gain of $57 million.
•On January 17, 2023, we purchased the other 50% interest of equity of Gulf Sulphur Services (“GSS”), which gives us full ownership and secures control of our sulfur supply chain in the Gulf of Mexico.
•On February 24, 2023, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase agreement (the “2023 ASR Agreement”) with a third-party financial institution to repurchase $300 million of our Common Stock. During the six months ended June 30, 2023, we repurchased 8,690,936 shares of Common Stock in the open market for approximately $448.0 million. This includes 5,624,574 shares purchased under the 2023 ASR Agreement at an average purchase price of $53.34 per share.
•In March 2023, we paid a special dividend of $0.25 per share to our stockholders.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2023-2022		June 30,		2023-2022
(in millions, except price per tonne or unit)	2023	2022	Change	Percent	2023	2022	Change	Percent
Net sales:
North America	$1,081.1	$919.1	$162.0	18%	$2,005.9	$1,923.5	$82.4	4%
International	204.6	881.8	(677.2)	(77)%	661.9	1,373.4	(711.5)	(52)%
Total	1,285.7	1,800.9	(515.2)	(29)%	2,667.8	3,296.9	(629.1)	(19)%
Cost of goods sold	1,069.5	1,159.3	(89.8)	(8)%	2,192.3	2,127.6	64.7	3%
Gross margin	$216.2	$641.6	$(425.4)	(66)	$475.5	$1,169.3	$(693.8)	(59)%
Gross margin as a percentage of net sales	17%	36%			18%	35%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	928	814	114	14%	1,950	1,731	219	13%
Performance and Other(b)	994	861	133	15%	1,808	1,605	203	13%
Total finished product tonnes	1,922	1,675	247	15%	3,758	3,336	422	13%
Rock	538	458	80	17%	909	918	(9)	(1)%
Total Phosphate Segment Tonnes(a)	2,460	2,133	327	15%	4,667	4,254	413	10%
Realized prices ($/tonne)
Average finished product selling price (destination)(c)	$634	$1,048	$(414)	(40)%	$674	$963	$(289)	(30)%
DAP selling price (fob plant)	$585	$920	$(335)	(36)%	$628	$841	$(213)	(25)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$441	$591	$(150)	(25)%	$506	$575	$(69)	(12)%
Sulfur (long ton)	$195	$385	$(190)	(49)%	$210	$302	$(92)	(30)%
Blended rock (metric tonne)	$79	$64	$15	23%	$76	$63	$13	21%
Production volume (in thousands of metric tonnes) - North America	1,660	1,636	24	1%	3,496	3,381	115	3%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales.
Three months ended June 30, 2023 and June 30, 2022
The Phosphate segment’s net sales were $1.3 billion for the three months ended June 30, 2023, compared to $1.8 billion for the three months ended June 30, 2022. The decrease in net sales in the current year period was primarily due to lower average finished goods sales prices, which had an unfavorable impact of approximately $700 million compared to the prior year period. This was partially offset by higher finished product sales volumes in the current period, which had a favorable impact on net sales of approximately $230 million compared to the prior year period. Net sales were also unfavorably impacted by approximately $40 million, due to decreased sales of raw materials of approximately $70 million, which were driven by lower sales volumes and prices. This impact was partially offset by increased sales from Miski Mayo of approximately $30 million, compared to the prior year period.

Our average finished product selling price decreased 40% to $634 per tonne for the three months ended June 30, 2023, compared to $1,048 per tonne in the prior year period, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products increased by 15% for the three months ended June 30, 2023, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphate segment decreased to $216.2 million for the three months ended June 30, 2023, from $641.6 million for the three months ended June 30, 2022. The decrease in gross margin in the current year period was primarily due to lower sales prices, which unfavorably impacted gross margin by approximately $700 million. Gross margin was also unfavorably impacted by approximately $100 million, due to increased conversion costs, higher cost of blended rock, and other product costs. This was partially offset by decreased raw material prices in the current period, driven by sulfur and ammonia, which favorably impacted gross margin by approximately $200 million. In addition, higher sales volumes, which had a favorable impact of approximately $100 million, and lower costs of approximately $50 million primarily related to the timing of idle plant and turnaround costs in the current year period also partially offset this gross margin variance.
The average consumed price for ammonia for our North America operations decreased 25% to $441 per tonne for the three months ended June 30, 2023, from $591 in the same period a year ago. The average consumed sulfur price for our North America operations decreased 49%, to $195 per long ton, for the three months ended June 30, 2023, from $385 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $79 per tonne for the three months ended June 30, 2023, from $64 for the three months ended June 30, 2022, primarily due to an increase in processing costs and using more Miski Mayo rock in the current year period. For the three months ended June 30, 2023, our North America phosphate rock production decreased to 2.2 million tonnes from 2.5 million tonnes during the same period of the prior year, due to geology of rock and operational challenges.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 1% for the three months ended June 30, 2023 from the prior year period. Our operating rate for processed phosphate production increased to 67% for the three months ended June 30, 2023, from 66% for the same period in 2022.
Six months ended June 30, 2023 and June 30, 2022
The Phosphate segment’s net sales were $2.7 billion for the six months ended June 30, 2023, compared to $3.3 billion for the six months ended June 30, 2022. The decrease in net sales was primarily due to lower finished product selling prices in the current year period, which unfavorably impacted net sales by approximately $940 million compared to the prior year period. This was partially offset by higher sales volumes of finished goods, which favorably impacted net sales by approximately $360 million. Net sales were also unfavorably impacted by approximately $50 million due to lower sales of raw materials of approximately $110 million, driven by lower sales prices. This impact was partially offset by favorable sales from Miski Mayo of approximately $60 million compared to the prior year period.
Our average finished product selling price was $674 per tonne for the six months ended June 30, 2023, a decrease of $289 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products increased by 13% for the six months ended June 30, 2023, compared to the same period in the prior year ago, due to the factor discussed in the Overview.
Gross margin for the Phosphate segment decreased to $475.5 million for the six months ended June 30, 2023, from $1.2 billion for the six months ended June 30, 2022. The decrease in gross margin in the current year period was primarily due to the impact of lower finished product prices of approximately $940 million compared to the prior year period. Gross margin was also unfavorably impacted by approximately $100 million, due to increased conversion and other costs resulting from higher maintenance and water management costs in the current period. Increased cost of blended rock unfavorably impacted gross margin by approximately $70 million, due to higher input costs. These increases were partially offset by lower raw material costs of sulfur and ammonia as discussed below, which impacted gross margin by approximately $200 million. Gross margin was also favorably impacted by approximately $160 million due to higher sales volumes, and lower costs of approximately $40 million related to the timing of idle plant and turnaround costs in the current year period.

The average consumed price for ammonia for our North America operations was $506 per tonne for the six months ended June 30, 2023, compared to $575 in the same period a year ago. The average consumed price for sulfur for our North America operations decreased to $210 per long ton for the six months ended June 30, 2023, from $302 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.
The average consumed cost of purchased and produced phosphate rock increased to $76 per tonne for the six months ended June 30, 2023, compared to $63 per tonne for the prior year period, primarily due to using more Miski Mayo rock in the current year period. Our North America phosphate rock production decreased to 4.4 million tonnes for the six months ended June 30, 2023, compared to 4.6 million for the six months ended June 30, 2022, due to geology of rock and operational challenges.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients increased by 3%, to 3.5 million tonnes for the six months ended June 30, 2023, compared to 3.4 million tonnes in the prior year period. For the six months ended June 30, 2023, our operating rate for processed phosphate production increased to 70%, compared to 68% in the same period of the prior year.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2023-2022		June 30,		2023-2022
(in millions, except price per tonne or unit)	2023	2022	Change	Percent	2023	2022	Change	Percent
Net sales:
North America	$534.2	$657.9	$(123.7)	(19)%	$988.3	$1,188.0	$(199.7)	(17)%
International	314.5	922.3	(607.8)	(66)%	767.0	1,452.0	(685.0)	(47)%
Total	848.7	1,580.2	(731.5)	(46)%	1,755.3	2,640.0	(884.7)	(34)%
Cost of goods sold	512.7	652.6	(139.9)	(21)%	1,006.0	1,133.5	(127.5)	(11)%
Gross margin	$336.0	$927.6	$(591.6)	(64)%	$749.3	$1,506.5	$(757.2)	(50)%
Gross margin as a percentage of net sales	40%	59%			43%	57%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,883	2,045	(162)	(8)%	3,579	3,577	2	0%
Performance and Other(b)	280	259	21	8%	494	519	(25)	(5)%
Total Potash Segment Tonnes	2,163	2,304	(141)	(6)%	4,073	4,096	(23)	(1)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$392	$686	$(294)	(43)%	$431	$645	$(214)	(33)%
MOP selling price (fob mine)	$326	$678	$(352)	(52)%	$370	$638	$(268)	(42)%
Production volume (in thousands of metric tonnes)	1,921	2,436	(515)	(21)%	3,865	4,636	(771)	(17)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.
Three months ended June 30, 2023 and June 30, 2022
The Potash segment’s net sales decreased to $848.7 million for the three months ended June 30, 2023, compared to $1.6 billion in the same period a year ago. The decrease was primarily due to lower selling prices, which had an unfavorable impact on net sales of approximately $660 million, compared to the same period in the prior year. Net sales was also unfavorably impacted by lower sales volumes of approximately $70 million.
Our average finished product selling price was $392 per tonne for the three months ended June 30, 2023, compared to $686 per tonne for the same period a year ago, as a result of the factor described in the Overview.

The Potash segment’s sales volumes of finished products decreased to 2.2 million tonnes for the three months ended June 30, 2023, compared to 2.3 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $336.0 million for the three months ended June 30, 2023, from $927.6 million in the same period of the prior year. The decrease in gross margin in the current year period is primarily due to lower selling prices, which negatively impacted gross margin by approximately $660 million compared to the prior year period, and lower sales volumes, which had an unfavorable impact on gross margin of approximately $75 million. Higher idle and turnaround costs negatively impacted gross margin by approximately $25 million compared to the prior year, largely due to the idling of our Colonsay, Saskatchewan mine in the current year period as well as maintenance at our Carlsbad, New Mexico mine. Gross margin was also unfavorably impacted by higher fixed cost absorption of approximately $10 million compared to the prior year period, which was driven by lower production volumes. The decreases were partially offset by $198 million reduction in Canadian resource taxes and royalties compared to the prior year, as discussed below.
We had expense of $95.0 million from Canadian resource taxes for the three months ended June 30, 2023, compared to $274.5 million in the same period a year ago. Canadian royalty expense decreased to $12.9 million for the three months ended June 30, 2023, compared to $31.5 million for the three months ended June 30, 2022. The fluctuations in Canadian resource taxes and royalties are a result of a decrease in our sales revenue and margins.
Our operating rate for potash production was 69% for the current year period, compared to 87% in the prior year period. The decreased operating rate reflects the temporary idling of our Colonsay, Saskatchewan mine and maintenance turnarounds during the quarter. In July 2023, we temporarily restarted Colonsay to offset downtime from the summer turnaround at our Esterhazy mine.
Six months ended June 30, 2023 and June 30, 2022
The Potash segment’s net sales decreased to $1.8 billion for the six months ended June 30, 2023, compared to $2.6 billion in the same period a year ago. The decrease was due to lower selling prices, which had an unfavorable impact on net sales of approximately $900 million. This was partially offset by sales of other products of approximately $15 million.
Our average potash selling price was $431 per tonne for the six months ended June 30, 2023, compared to $645 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes for the six months ended June 30, 2023 decreased 1% compared to the same period a year ago.
Gross margin for the Potash segment decreased to $749.3 million for the six months ended June 30, 2023, from $1.5 billion for the same period in the prior year. Gross margin was unfavorably impacted by approximately $900 million, due to the decrease in average selling prices, and by slightly lower sales volumes, which had an unfavorable impact on net sales of approximately $10 million. Gross margin was also unfavorably impacted by increased idle and turnaround costs of approximately $30 million, largely due to the idling of our Colonsay mine in the current year period, and higher fixed cost absorption, driven by lower production volumes, and plant spending of approximately $30 million compared to the prior year period. This was partially offset by lower Canadian resource taxes and royalties of approximately $240 million in the current year period, as discussed below.
We incurred $215.8 million in Canadian resource taxes for the six months ended June 30, 2023, compared to $431.7 million in the same period a year ago. Canadian royalty expense decreased to $31.6 million for the six months ended June 30, 2023, compared to $58.5 million for the six months ended June 30, 2022. The fluctuations in Canadian resource taxes and royalties are due to the decreases in our sales revenues and margins.
Our operating rate was 69% for the current year period, compared to 82% in the prior year period. The decreased operating rate reflects the temporary idling of our Colonsay, Saskatchewan mine during the current year period due to market conditions, and down time for maintenance turnarounds at our Esterhazy, Saskatchewan and Carlsbad, New Mexico mines.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Six months ended
	June 30,		2023-2022		June 30,		2023-2022
(in millions, except price per tonne or unit)	2023	2022	Change	Percent	2023	2022	Change	Percent
Net Sales	$1,418.8	$2,259.7	$(840.9)	(37)%	$2,762.1	$3,748.3	$(986.2)	(26)%
Cost of goods sold	1,406.0	1,809.5	(403.5)	(22)%	2,750.4	3,078.8	(328.4)	(11)%
Gross margin	$12.8	$450.2	$(437.4)	(97)%	$11.7	$669.5	$(657.8)	(98)%
Gross margin as a percent of net sales	1%	20%			—%	18%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	611	638	(27)	(4)%	1,121	1,375	(254)	(18)%
Potash produced in Brazil	44	46	(2)	(4)%	88	92	(4)	(4)%
Purchased nutrients for distribution	1,730	1,636	94	6%	3,256	2,675	581	22%
Total Mosaic Fertilizantes Segment Tonnes	2,385	2,320	65	3%	4,465	4,142	323	8%
Realized prices ($/tonne)
Average finished product selling price (destination)	$595	$974	$(379)	(39)%	$619	$905	$(286)	(32)%
Brazil MAP price (delivered price to third party)	$653	$1,021	$(368)	(36)%	$662	$964	$(302)	(31)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	117	102	15	15%	263	204	59	29%
MicroEssentials® from Mosaic	427	448	(21)	(5)%	704	696	8	1%
Potash from Mosaic/Canpotex	756	663	93	14%	991	1,061	(70)	(7)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$912	$1,396	$(484)	(35)%	$1,040	$1,296	$(256)	(20)%
Sulfur (long ton)	$258	$384	$(126)	(33)%	$267	$363	$(96)	(26)%
Blended rock (metric tonne)	$128	$102	$26	25%	$127	$103	$24	23%
Production volume (in thousands of metric tonnes)	797	848	(51)	(6)%	1,656	1,836	(180)	(10)%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
Three months ended June 30, 2023 and June 30, 2022
The Mosaic Fertilizantes segment’s net sales decreased to $1.4 billion for the three months ended June 30, 2023, from $2.3 billion in the same period a year ago. The decrease in net sales was due to lower finished product sales prices, which unfavorably impacted net sales by approximately $770 million, and lower sales volumes of other products, primarily gypsum, which unfavorably impacted net sales by approximately $130 million. This was partially offset by higher finished goods sales volumes, which had a favorable impact of approximately $60 million.
Our average finished product selling price was $595 per tonne for the three months ended June 30, 2023, compared to $974 per tonne for the same period a year ago, due to the decrease in global sales prices as discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products increased 3% for the three months ended June 30, 2023, compared to the same period a year ago.
Gross margin for the Mosaic Fertilizantes segment decreased to $12.8 million for the three months ended June 30, 2023, from $450.2 million in the same period of the prior year. The decrease in gross margin was primarily due to an unfavorable impact of approximately $770 million related to the decrease in selling prices during the current year period, compared to the prior year period. Gross margin was also unfavorably impacted by approximately $10 million due to lower sales prices of other products, primarily acids, and unfavorable foreign currency impacts of approximately $20 million. Lower costs had a favorable impact of $370 million, driven by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business.
The average consumed price for ammonia for our Brazilian operations decreased to $912 per tonne for the three months ended June 30, 2023, compared to $1,396 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $258 per long ton for the three months ended June 30, 2023, compared to $384 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation, and storage costs.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 6% for the three months ended June 30, 2023 compared to the prior year period, due to down time for plant maintenance. For the three months ended June 30, 2023, our phosphate operating rate decreased to 74%, compared to 83% in the same period of the prior year.
For the three months ended June 30, 2023, our Brazilian phosphate rock production was in line with the prior year period, at approximately 1.1 million tonnes.
Six months ended June 30, 2023 and 2022
The Mosaic Fertilizantes segment’s net sales were $2.8 billion for the six months ended June 30, 2023, compared to $3.7 billion in the prior year period. In the current period, net sales were unfavorably impacted by approximately $1.05 billion due to lower finished goods sales prices, partially offset by the impact of higher finished goods sales volumes of approximately $270 million. Net sales were also unfavorably impacted by decreased revenues from other products, primarily gypsum, of approximately $210 million.
The average finished product selling price decreased $286 per tonne to $619 per tonne for the six months ended June 30, 2023, compared to $905 per tonne in the prior year period, primarily due to the decrease in global prices mentioned in the Overview.
The Mosaic Fertilizantes segment’s sales volume increased to 4.5 million tonnes for the six months ended June 30, 2023, from 4.1 million tonnes in the same period a year ago, due to increased demand in our distribution business.
Gross margin for the six months ended June 30, 2023, decreased to $11.7 million from $669.5 million in the same period in the prior year. In the current year period, gross margin was unfavorably impacted by unfavorable sales prices of approximately $1.05 billion, and an unfavorable impact from sales volumes of approximately $20 million. Gross margin was also unfavorably impacted by lower sales volumes and sales prices of other products, primarily acids, of approximately $40 million, and unfavorable foreign currency impacts of approximately $20 million. In the current year period, gross margin was favorably impacted by approximately $470 million related to lower product costs, primarily reductions in material purchases by our distribution business and raw materials costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 10% compared to the prior year period due to increased down time for plant maintenance. For the six months ended June 30, 2023, our phosphate operating rate was 76%, compared to 87% in the same period of the prior year.
For the six month period ended June 30, 2023, our Brazilian phosphate rock production decreased slightly to 1.9 million tonnes, from 2.0 million tonnes for the prior year period.

Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 18 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, and debt expenses. The prior year period also included the results of operations for the Resort.

For the three months ended June 30, 2023, gross margin for Corporate, Eliminations and Other was $6.1 million, compared to $(173.1) million for the same period in the prior year. Gross margin was favorably impacted by a net unrealized gain on derivatives of approximately $34 million in the current year period, compared to a net unrealized loss of approximately $59 million in the prior year period. Gross margin was also favorably impacted by lower elimination of profit on intersegment sales in the current year period, which changed from the prior year period by approximately $215 million. Gross margin was negatively impacted due to unfavorable product costs in our distribution operations in China and India in the current year period. Sales in China and India, collectively, resulted in revenue of $171.7 million and gross margin of $(44.3) million in the current year period, compared to revenue of $389.9 million and gross margin of $64.4 million in the prior year period.
For the six months ended June 30, 2023, gross margin for Corporate, Eliminations and Other was $5.0 million, compared to $(59.9) million for the same period in the prior year. Gross margin was favorably impacted by lower elimination of profit on intersegment sales in the current year period, which changed from the prior year period by approximately $313 million. Gross margin was also favorably impacted by a net unrealized gain on derivatives of approximately $33 million in the current year period, compared to a net unrealized gain of approximately $41 million in the prior year period. Gross margin was negatively impacted due to unfavorable product costs in our distribution operations in China and India in the current year period. Sales in China and India, collectively, resulted in revenue of $438.5 million and gross margin of $(55.1) million in the current year period, compared to revenue of $610.9 million and gross margin of $151.3 million in the prior year period. The prior year period also included gross margin of approximately $15 million related to the Resort.
Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2023-2022		June 30,		2023-2022
(in millions)	2023	2022	Change	Percent	2023	2022	Change	Percent
Selling, general and administrative expenses	$129.9	$108.2	$21.7	20%	$257.6	$240.6	$17.0	7%
Other operating expense	72.0	63.9	8.1	13%	70.1	114.8	(44.7)	(39)%
Interest expense	(47.3)	(43.1)	(4.2)	10%	(97.5)	(87.0)	(10.5)	12%
Interest income	11.3	9.0	2.3	26%	20.4	13.6	6.8	50%
Interest expense, net	(36.0)	(34.1)	(1.9)	6%	(77.1)	(73.4)	(3.7)	5%
Foreign currency transaction gain	148.5	(227.2)	375.7	NM	199.9	83.5	116.4	139%
Other expense	(7.1)	(35.7)	28.6	(80)%	(16.0)	(35.5)	19.5	(55)%
Provision for income taxes	108.4	369.3	(260.9)	(71)%	226.7	741.7	(515.0)	(69)%
Equity in net earnings of nonconsolidated companies	12.9	35.9	(23.0)	(64)%	44.2	66.6	(22.4)	(34)%
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 increased $21.7 million compared to the same period of prior year, primarily due to higher costs of approximately $15 million in consulting and professional services related to executing on our strategic initiatives, and increased compensation and benefits costs, which increased by approximately $8 million in the current period compared to the prior year period.
Selling, general and administrative expenses for the six months ended June 30, 2023 increased $17.0 million compared to the same period of prior year, primarily due to higher costs of approximately $30 million in consulting and professional services related to executing on our strategic initiatives, and increased compensation and benefits costs, which increased by approximately $10 million in the current period compared to the prior year period. This was partially offset by a decrease in incentive compensation, which decreased by approximately $25 million in the current period compared to the prior year period.
Other Operating Expense
For the three months ended June 30, 2023, we had other operating expense of $72.0 million, compared to $63.9 million for the same period of the prior year. The change from the prior year was primarily due to approximately $23 million related of upward revisions in estimated closure costs for our asset retirement obligations ("AROs") at our closed facilities, and $7 million related to an increase in environmental reserves. This was partially offset by insurance proceeds of approximately $21 million.
For the six months ended June 30, 2023, we had other operating expense of $70.1 million, compared to $114.8 million for the same period of the prior year. The change from the prior year period relates to a gain on the sale of the Resort of approximately $57 million and insurance proceeds of $21 million, partially offset by an increase in estimated closure costs for AROs at our closed facilities of approximately $34 million.
Foreign Currency Transaction Gain
We recorded a foreign currency transaction gain of $148.5 million for the three months ended June 30, 2023 compared to a loss of $(227.2) million for the same period in the prior year. For the three months ended June 30, 2023, the gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries, and the weakening of the U.S. dollar relative to the Canadian dollar on significant intercompany loans.
We recorded a foreign currency transaction gain of $199.9 million for the six months ended June 30, 2023 compared $83.5 million for the same period in the prior year. For the six months ended June 30, 2023, the gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries, and the weakening of the U.S. dollar relative to the Canadian dollar on significant intercompany loans.
Other Expense
For the three and six months ended June 30, 2023, we had other expense of $7.1 million and $16.0 million compared to $35.7 million and $35.5 million for the same periods in the prior year. The current year expense for the three month period primarily related to the write-off of assets of approximately $6 million. For the six months ended June 30, 2023, other expense primarily related to the write-off of assets of $6 million and realized losses on the marketable securities held in the RCRA Trusts of $6 million. The prior year expense for the three and six month periods was primarily related to approximately $25 million of realized losses on the marketable securities held in the RCRA Trusts and $12 million related to the write-down of an investment.
Equity in Net Earnings of Nonconsolidated Companies
For the three and six months ended June 30, 2023, we had equity in net earnings of nonconsolidated companies of $12.9 million and $44.2 million compared to $35.9 million and $66.6 million for the same periods in the prior year. These results were primarily related to the operations of MWSPC, which was unfavorably impacted by lower selling prices for its products in the current year periods.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2023	22.8%	$108.4
June 30, 2022	26.8%	$369.3

Six months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2023	22.2%	$226.7
June 30, 2022	25.5%	$741.7
Income tax expense was $108.4 million and $226.7 million, and the effective tax rate was 22.8% and 22.2% for the three and six months ended June 30, 2023.

For the three months ended June 30, 2023, discrete tax items recorded in tax expense was a benefit of approximately $9.9 million. The net tax benefit consisted primarily of share-based excess benefit, true-up of estimates, and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
For the six months ended June 30, 2023, discrete tax items recorded in tax expense was a benefit of approximately $23.8 million. The net tax benefit consisted primarily of share-based excess benefit, true-up of estimates, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $626.1 million, short-term debt of $229.0 million, long-term debt, including current maturities, of approximately $3.4 billion, and stockholders’ equity of approximately $12.6 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the six months ended June 30, 2023, we returned cash to shareholders through share repurchases of $456.0 million and cash dividends of $220.1 million, and invested $631.8 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for at least the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of June 30, 2023, we had $2.49 billion available under our $2.50 billion committed revolving credit facility, approximately $1.0 billion available under our uncommitted facilities and had $2.3 billion available under our $2.5 billion commercial paper program, that is backed by the revolving credit facility. We view amounts borrowed under our commercial paper program as a reduction of availability under our revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of June 30, 2023.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2023. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in or provided by financing activities for the six months ended June 30, 2023 and June 30, 2022:

(in millions)	Six months ended
	June 30,		2023-2022
Cash Flow	2023	2022	Change	Percent
Net cash provided by operating activities	$1,221.7	$2,091.3	$(869.6)	(42)%
Net cash used in investing activities	(532.9)	(561.9)	29.0	(5)%
Net cash used in financing activities	(815.6)	(1,456.2)	640.6	(44)%
Operating Activities
During the six months ended June 30, 2023, net cash provided by operating activities was $1.2 billion, compared to $2.1 billion for the six months ended June 30, 2022. Our results of operations, after non-cash adjustments to net earnings, contributed $1.2 billion to cash flows from operating activities during the six months ended June 30, 2023, compared to $2.9 billion as computed on the same basis for the prior year period. During the six months ended June 30, 2023, we had an favorable change in assets and liabilities of $57.0 million, compared to an unfavorable change of $809.4 million during the six months ended June 30, 2022.
The change in assets and liabilities for the six months ended June 30, 2023, was primarily driven by favorable impacts from decreases in accounts receivable of $536.3 million and inventories of $471.0 million, partially offset by a decrease in accounts payable and accrued expenses of $731.7 million. The decrease in accounts receivable was primarily related to lower selling prices at the end of the quarter compared to the end of the prior year. The decrease in inventories was primarily due to lower raw material costs in our Phosphate and Mosaic Fertilizantes segments and lower inventory volumes in North America, due to seasonality. The decrease in accounts payable and accrued liabilities was primarily related to a decrease in raw material purchase prices, the payment of taxes and payment of incentive compensation related to 2022.
Investing Activities
Net cash used in investing activities was $532.9 million for the six months ended June 30, 2023 compared to $561.9 million for the same period a year ago. We had capital expenditures of $631.8 million for the six months ended June 30, 2023, compared to $553.1 million in the prior year period. During the six months ended June 30, 2023, we completed the sale of the Resort for net proceeds of $158.4 million. During that period, we also purchased the other 50% equity of GSS for $41.0 million. GSS is now wholly owned by Mosaic.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023, was $815.6 million, compared to $1.5 billion for the same period in the prior year. During the six months ended June 30, 2023, we made repurchases of our Common Stock at an aggregate cost of $456.0 million and paid dividends of $220.1 million. We also made net payments on our structured accounts payable arrangements of $176.5 million and payments on long-term debt of $29.1 million. We had net collections on behalf of the banks under our receivable purchasing agreement of $90.2 million and received net proceeds from short term debt of $3.9 million.
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
Environmental, Health, Safety and Security Matters
Federal Jurisdiction Over “Waters of the United States.” The Clean Water Act (“CWA”)authorizes federal jurisdiction over “navigable waters,” defined in the Act as “waters of the United States” and often abbreviated as “WOTUS.” As it relates to Mosaic’s operations and facilities, the scope of the term WOTUS dictates legal requirements for our national pollutant discharge elimination system wastewater discharge permits and for impacts to surface waters and wetlands associated with our phosphate mining operations. A broad definition of WOTUS, and thus the scope of federal jurisdiction, increases the time required to identify wetlands and waterways subject to federal regulatory and permitting requirements, and the amount and type of mitigation required to compensate for impacts to jurisdictional WOTUS caused by our mining operations.

On May 25, 2023, the U.S. Supreme Court issued its opinion in the Sackett v EPA case, which significantly limits the areas that can be considered WOTUS and therefore subject to CWA Section 404 jurisdiction. The Court held that “the CWA extends only to those wetlands that are “as a practical matter indistinguishable from waters of the United States.” This requires “first, that the adjacent [body of water constitutes] . . . ‘water[s] of the United States,’ (i.e., a relatively permanent body of water connected to traditional interstate navigable waters); and second, that the wetland has a continuous surface connection with that water, making it difficult to determine where the ‘water’ ends and the ‘wetland’ begins.” The Sackett opinion relied on and quoted extensively from the Supreme Court’s 2006 plurality opinion in Rapanos v. United States, and specifically rejected the “significant nexus” test created by Justice Kennedy in his concurring opinion. The Supreme Court’s Sackett decision is binding nationwide as to the determination of which wetlands and waters are subject to the CWA.

The Sackett decision invalidated the latest regulatory definition of WOTUS promulgated by Environmental Protection Agency (“EPA”) on January 18, 2023; that regulation had significantly broadened the scope of federal jurisdiction and control over WOTUS. In response to the Sackett decision and the Court’s invalidation of the 2023 regulation, the EPA has stated its intention to promulgate a new regulation that is “consistent” with the Supreme Court’s holding by September 1, 2023.
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
As of June 30, 2023, and December 31, 2022, the fair value of our major foreign currency exchange contracts was $24.4 million and $(27.3) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2023			As of December 31, 2022
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Years ending December 31,
	2023	2024		2023	2024
Foreign Currency Exchange Forwards
Canadian Dollar			$15.4			$(32.5)
Notional (million US$) - short Canadian dollars	$164.3	$44.0		$177.7	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3396	1.3634		1.3086	—
Notional (million US$) - long Canadian dollars	$902.4	$680.1		$1,405.1	$121.1
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3343	1.3395		1.3157	1.3382
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$4.9			$—
Notional (million US$) - long Brazilian real	$323.2	$178.9		$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.9505	5.0293		—	—
Indian Rupee			$(1.9)			$2.9
Notional (million US$) - short Indian rupee	$176.4	$—		$308.7	$—
Weighted Average Rate - Indian rupee to U.S. dollar	83.2846	—		82.3814	—
Notional (million US$) - long Indian rupee	$37.4	$—		$40.2	$—
Weighted Average Rate - Indian rupee to U.S. dollar	82.7837	—		81.9971	—
China Renminbi			$6.0			$2.3
Notional (million US$) - short China renminbi	$166.2	$4.2		$208.4	$—
Weighted Average Rate - China renminbi to U.S. dollar	6.9163	7.1224		6.8094	—
Total Fair Value			$24.4			$(27.3)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Commodities
As of June 30, 2023, and December 31, 2022, the fair value of our natural gas commodities contracts was $5.9 million and $18.7 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2023			As of December 31, 2022
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2023	2024	Fair Value	2023	2024	Fair Value
Natural Gas Swaps			$5.9			$18.7
Notional (million MMBtu) - long	9.5	12.9		9.4	4.8
Weighted Average Rate (US$/MMBtu)	$2.45	$2.85		$2.48	$2.70
Total Fair Value			$5.9			$18.7

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2023.

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
On November 3, 2021, plaintiffs filed an amended complaint and, in response, Mosaic filed a motion to dismiss that complaint with prejudice on November 15, 2021. On December 23, 2021, plaintiffs opposed that motion and Mosaic replied to that opposition on January 26, 2022. On April 6, 2022, the court heard argument on the motions to dismiss filed by Mosaic and each other co-defendant. In late March 2023, the court denied the defendants' motions to dismiss.
We intend to continue to vigorously defend this matter.
Faustina Plant Risk Management Plan. On September 14, 2022, EPA Region 6 issued a Notice of Potential Violation and Opportunity to Confer (“NOPVOC”) regarding compliance of our Faustina Plant with Section 112(r) of the Federal Clean Air Act and 40 C.F.R. Part 68, commonly known as the Risk Management Plan Rule (“RMP Rule”). The NOPVOC relates to a compliance evaluation inspection conducted by EPA at the Faustina Plant from February 22-25, 2022 and alleges violations of the RMP Rule. We conferred with the EPA regarding the allegations in the NOPVOC on November 30, 2022. We are continuing discussions with the agency regarding settlement, including negotiation of a Consent Agreement and Final Order.

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
ITEM 5. OTHER INFORMATION
During our fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement " or "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

4.1
First Amendment to Credit Agreement, dated as of May 10, 2023, among The Mosaic Company, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders and other L/C Issuers party thereto
Exhibit 10.1 to Mosaic's Current Report on Form 8-K dated May 10, 2023, and filed on May 10, 2023

10.iii.i	The Mosaic Company 2023 Stock and Incentive Plan	Appendix B to Mosaic's Proxy Statement dated April 12, 2023

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ Russell A. Flugel

Vice President and Controller
(on behalf of the registrant and as principal accounting officer)
August 2, 2023