Form 10-Q
period 2023-09-30
MOSAIC CO
filed 2023-11-08
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 326,835,455 shares of Common Stock as of November 3, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$3,548.3	$5,348.5	$10,546.6	$14,643.9
Cost of goods sold	3,138.7	3,846.5	8,895.5	9,856.5
Gross margin	409.6	1,502.0	1,651.1	4,787.4
Selling, general and administrative expenses	119.9	124.5	377.5	365.1
Other operating expense	143.9	222.8	214.0	337.6
Operating earnings	145.8	1,154.7	1,059.6	4,084.7
Interest expense, net	(17.4)	(30.6)	(94.5)	(104.0)
Foreign currency transaction (loss) gain	(96.9)	(61.1)	103.0	22.4
Other expense	(50.1)	(2.3)	(66.1)	(37.8)
(Loss) earnings from consolidated companies before income taxes	(18.6)	1,060.7	1,002.0	3,965.3
(Benefit from) provision for income taxes	(5.9)	276.6	220.8	1,018.3
(Loss) earnings from consolidated companies	(12.7)	784.1	781.2	2,947.0
Equity in net earnings of nonconsolidated companies	15.8	72.1	60.0	138.7
Net earnings including noncontrolling interests	3.1	856.2	841.2	3,085.7
Less: Net earnings attributable to noncontrolling interests	7.3	14.5	41.6	26.1
Net (loss) earnings attributable to Mosaic	$(4.2)	$841.7	$799.6	$3,059.6
Basic net (loss) earnings per share attributable to Mosaic	$(0.01)	$2.45	$2.40	$8.58
Basic weighted average number of shares outstanding	331.5	344.2	333.0	356.5
Diluted net (loss) earnings per share attributable to Mosaic	$(0.01)	$2.42	$2.39	$8.50
Diluted weighted average number of shares outstanding	331.5	347.7	335.1	360.1
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net earnings including noncontrolling interest	$3.1	$856.2	$841.2	$3,085.7
Other comprehensive income (loss), net of tax
Foreign currency translation (loss) gain	(153.3)	(375.4)	22.1	(345.4)
Net actuarial gain and prior service cost	25.3	0.4	26.0	1.2
Realized gain on interest rate swap	0.3	0.4	1.2	1.2
Net (loss) on marketable securities held in trust fund	(11.5)	(19.9)	(5.5)	(45.1)
Other comprehensive (loss) income	(139.2)	(394.5)	43.8	(388.1)
Comprehensive (loss) income	(136.1)	461.7	885.0	2,697.6
Less: Comprehensive income attributable to noncontrolling interest	6.4	13.7	42.7	27.0
Comprehensive (loss) income attributable to Mosaic	$(142.5)	$448.0	$842.3	$2,670.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$591.0	$735.4
Receivables, net, including affiliate receivables of $175.8 and $291.5, respectively	1,399.2	1,699.9
Inventories	2,453.2	3,543.1
Other current assets	713.4	578.2
Total current assets	5,156.8	6,556.6
Property, plant and equipment, net of accumulated depreciation of $9,596.1 and $8,944.9, respectively	13,140.1	12,678.7
Investments in nonconsolidated companies	910.5	885.9
Goodwill	1,115.3	1,116.3
Deferred income taxes	801.7	752.3
Other assets	1,530.0	1,396.2
Total assets	$22,654.4	$23,386.0
Liabilities and Equity
Current liabilities:
Short-term debt	$299.8	$224.9
Current maturities of long-term debt	954.6	985.3
Structured accounts payable arrangements	600.6	751.2
Accounts payable, including affiliate payables of $269.8 and $353.2, respectively	1,105.7	1,292.5
Accrued liabilities	1,735.6	2,279.9
Total current liabilities	4,696.3	5,533.8
Long-term debt, less current maturities	2,402.2	2,411.9
Deferred income taxes	1,017.8	1,010.1
Other noncurrent liabilities	2,331.0	2,236.0
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 393,866,695 shares issued and 328,333,935 shares outstanding as of September 30, 2023, 391,964,464 shares issued and 339,071,423 shares outstanding as of December 31, 2022	3.3	3.4
Capital in excess of par value	—	—
Retained earnings	14,156.5	14,203.4
Accumulated other comprehensive loss	(2,109.5)	(2,152.2)
Total Mosaic stockholders' equity	12,050.3	12,054.6
Noncontrolling interests	156.8	139.6
Total equity	12,207.1	12,194.2
Total liabilities and equity	$22,654.4	$23,386.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$841.2	$3,085.7
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	702.9	700.9
Deferred and other income taxes	(32.5)	332.8
Equity in net (earnings) of nonconsolidated companies, net of dividends	(35.1)	(138.7)
Accretion expense for asset retirement obligations	70.0	59.2
Share-based compensation expense	27.0	22.0
Unrealized loss on derivatives	11.5	16.5
Foreign currency adjustments	(36.2)	(41.1)
Gain on sale of business	(56.5)	—
Pension settlement loss	42.4	—
Other	82.0	80.8
Changes in assets and liabilities:
Receivables, net	332.6	(429.1)
Inventories	1,107.6	(1,042.5)
Other current and noncurrent assets	(347.3)	(198.7)
Accounts payable and accrued liabilities	(926.5)	544.2
Other noncurrent liabilities	86.0	(11.9)
Net cash provided by operating activities	1,869.1	2,980.1
Cash Flows from Investing Activities:
Capital expenditures	(1,043.5)	(906.8)
Purchases of available-for-sale securities - restricted	(1,039.7)	(459.6)
Proceeds from sale of available-for-sale securities - restricted	1,011.7	444.6
Proceeds from sale of business	158.4	—
Acquisition of business	(41.0)	—
Other	(0.9)	5.3
Net cash used in investing activities	(955.0)	(916.5)
Cash Flows from Financing Activities:
Payments of short-term debt	(6,761.9)	(158.6)
Proceeds from issuance of short-term debt	6,837.1	152.8
Payments of inventory financing arrangement	(601.4)	(1,451.0)
Proceeds from inventory financing arrangement	601.4	1,348.8
Payments of structured accounts payable arrangements	(1,010.6)	(1,144.1)
Proceeds from structured accounts payable arrangements	834.0	1,020.6
Collections of transferred receivables	1,468.6	1,283.6
Payments of transferred receivables	(1,468.6)	(1,363.5)
Payments of long-term debt	(44.8)	(44.5)
Repurchases of stock	(606.0)	(1,601.2)
Cash dividends paid	(286.5)	(146.6)
Other	(31.1)	(2.0)
Net cash used in financing activities	(1,069.8)	(2,105.7)
Effect of exchange rate changes on cash	3.4	(21.7)
Net change in cash, cash equivalents and restricted cash	(152.3)	(63.8)
Cash, cash equivalents and restricted cash - December 31	754.1	786.3
Cash, cash equivalents and restricted cash - September 30	$601.8	$722.5
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2023	September 30, 2022

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$591.0	$702.8
Restricted cash in other current assets	9.4	8.6
Restricted cash in other assets	1.4	11.1
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$601.8	$722.5

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $24.1 and $19.2 for the three and nine months ended September 30, 2023 and 2022, respectively)	$92.9	$87.0
Income taxes (net of refunds)	421.6	744.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of June 30, 2022	352.1	$3.5	$—	$13,634.9	$(1,887.1)	$157.7	$11,909.0
Total comprehensive income	—	—	—	841.7	(393.7)	13.7	461.7
Stock option exercises	—	—	1.3	—	—	—	1.3
Vesting of restricted stock units	—	—	0.3	—	—	—	0.3
Stock based compensation	—	—	6.5	—	—	—	6.5
Share repurchases	(11.7)	(0.1)	(8.1)	(566.6)	—	—	(574.8)
Dividends ($0.15 per share)	—	—	—	(52.0)	—	—	(52.0)
Dividends for noncontrolling interests	—	—	—	—	—	(16.7)	(16.7)
Balance as of September 30, 2022	340.4	$3.4	$—	$13,858.0	$(2,280.8)	$154.7	$11,735.3

Balance as of December 31, 2021	368.7	$3.7	$478.0	$12,014.2	$(1,891.8)	$144.4	$10,748.5
Total comprehensive income	—	—	—	3,059.6	(389.0)	27.0	2,697.6
Stock option exercises	—	—	14.7	—	—	—	14.7
Vesting of restricted stock units	1.1	—	(18.9)	—	—	—	(18.9)
Stock based compensation	—	—	25.6	—	—	—	25.6
Share repurchases	(29.4)	(0.3)	(499.4)	(1,109.5)	—	—	(1,609.2)
Dividends ($0.30 per share)	—	—	—	(106.3)	—	—	(106.3)
Dividends for noncontrolling interests	—	—	—	—	—	(16.7)	(16.7)
Balance as of September 30, 2022	340.4	$3.4	$—	$13,858.0	$(2,280.8)	$154.7	$11,735.3

Balance as of June 30, 2023	332.2	$3.3	$8.1	$14,364.8	$(1,971.2)	$150.4	$12,555.4
Total comprehensive (loss) income	—	—	—	(4.2)	(138.3)	6.4	(136.1)
Vesting of restricted stock units	—	—	(0.1)	—	—	—	(0.1)
Stock based compensation	—	—	6.0	—	—	—	6.0
Share repurchases, including tax of $1.4 million	(3.9)	—	(14.0)	(137.5)	—	—	(151.5)
Dividends ($0.20 per share)	—	—	—	(66.6)	—	—	(66.6)
Balance as of September 30, 2023	328.3	$3.3	$—	$14,156.5	$(2,109.5)	$156.8	$12,207.1

Balance as of December 31, 2022	339.1	$3.4	$—	$14,203.4	$(2,152.2)	$139.6	$12,194.2
Total comprehensive income	—	—	—	799.6	42.7	42.7	885.0
Vesting of restricted stock units	1.8	—	(0.6)	(53.3)	—	—	(53.9)
Stock based compensation	—	—	27.0	—	—	—	27.0
Share repurchases, including tax of $4.9 million	(12.6)	(0.1)	(26.4)	(576.5)	—	—	(603.0)
Dividends ($0.65 per share)	—	—	—	(216.7)	—	—	(216.7)
Equity to noncontrolling interests	—	—	—	—	—	(25.5)	(25.5)
Balance as of September 30, 2023	328.3	$3.3	$—	$14,156.5	$(2,109.5)	$156.8	$12,207.1
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
We are organized into the following business segments:
•Our Phosphate business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. The Phosphate segment includes our 75% interest in the Miski Mayo Phosphate Mine (“Miski Mayo”) in Peru. These results are consolidated in the Phosphate segment. The Phosphate segment also includes our 25% interest in the Ma’aden Wa’ad Al Shamal Phosphate Company (“MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We market approximately 25% of MWSPC phosphate production. We recognize our equity in the net earnings or losses relating to MWSPC on a one-quarter lag in our Condensed Consolidated Statements of Earnings.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2023	December 31, 2022
Other current assets
Income and other taxes receivable	$385.4	$189.4
Prepaid expenses	295.4	237.4
Assets held for sale	—	101.9
Other	32.6	49.5
	$713.4	$578.2

Other assets
Restricted cash	$1.4	$10.5
MRO inventory	149.2	141.9
Marketable securities held in trust	673.4	666.0
Operating lease right-of-use assets	223.4	182.5
Indemnification asset	22.4	23.7
Long-term receivable	22.3	26.9
Cloud computing cost	117.6	32.9
Other	320.3	311.8
	$1,530.0	$1,396.2

Accrued liabilities
Accrued dividends	$3.2	$72.9
Payroll and employee benefits	172.3	237.0
Asset retirement obligations	392.1	212.3
Customer prepayments(a)	415.7	743.9
Accrued income and other taxes	143.6	208.3
Operating lease obligation	57.9	50.7
Other	550.8	754.8
	$1,735.6	$2,279.9

Other noncurrent liabilities
Asset retirement obligations	$1,754.1	$1,693.3
Accrued pension and postretirement benefits	109.5	103.3
Operating lease obligation	169.1	135.2
Unrecognized tax benefits	33.4	32.5
Other	264.9	271.7
	$2,331.0	$2,236.0
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Mosaic	$(4.2)	$841.7	$799.6	$3,059.6
Basic weighted average number of shares outstanding	331.5	344.2	333.0	356.5
Dilutive impact of share-based awards	—	3.5	2.1	3.6
Diluted weighted average number of shares outstanding	331.5	347.7	335.1	360.1
Basic net income (loss) per share attributable to Mosaic	$(0.01)	$2.45	$2.40	$8.58
Diluted net income (loss) per share attributable to Mosaic	$(0.01)	$2.42	$2.39	$8.50
A total of 0.6 million and 0.4 million shares of common stock subject to issuance related to share-based awards for the three and nine months ended September 30, 2023, respectively, and 0.1 million for the three and nine months ended September 30, 2022 have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$113.8	$177.2
Work in process	865.8	844.8
Finished goods	1,229.5	2,158.3
Final price deferred(a)	49.4	184.2
Operating materials and supplies	194.7	178.6
	$2,453.2	$3,543.1
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $1.1 billion as of September 30, 2023 and December 31, 2022, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2022	$1,006.6	$97.6	$12.1	$1,116.3
Foreign currency translation	(2.1)	1.1	—	(1.0)
Balance as of September 30, 2023	$1,004.5	$98.7	$12.1	$1,115.3

We will perform our next annual goodwill impairment analysis for each of our reporting units as of October 31, 2023. If our cash flow projections do not support carrying values for our reporting units or our common stock price significantly declines from current levels, a goodwill impairment charge may result in the future. While we are currently assessing projections for our Mosaic Fertilizantes reporting unit, it is not possible at this time to determine if any such future impairment charge would result.
8. Marketable Securities Held in Trusts
In August 2016, Mosaic deposited $630 million into two trust funds (together, the “RCRA Trusts”) created to provide additional financial assurance in the form of cash for the estimated costs (“Gypstack Closure Costs”) of closure and long-term care of our Florida and Louisiana phosphogypsum management systems (“Gypstacks”), as described further in Note 10 of our Notes to Condensed Consolidated Financial Statements. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphate business; however, funds held in each of the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long-term care obligations. When our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. The investments held by the RCRA Trusts are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives and standards set forth in the related trust agreements. Amounts reserved to be held or held in the RCRA Trusts (including losses or reinvested earnings) are included in other assets on our Condensed Consolidated Balance Sheets.
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of September 30, 2023, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The estimated fair value of the investments in the RCRA Trusts as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$(0.2)	$—	$—	$(0.2)
Level 2
Corporate debt securities	205.1	—	(15.4)	189.7
Municipal bonds	207.2	—	(10.8)	196.4
U.S. government bonds	272.2	—	(9.1)	263.1
Total	$684.3	$—	$(35.3)	$649.0

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$7.7	$—	$—	$7.7
Level 2
Corporate debt securities	203.8	0.1	(17.1)	186.8
Municipal bonds	197.0	0.4	(8.0)	189.4
U.S. government bonds	269.6	—	(3.6)	266.0
Other holdings	0.2	—	—	0.2
Total	$678.3	$0.5	$(28.7)	$650.1

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$62.1	$(1.9)	$105.6	$(6.5)
Municipal bonds	102.1	(3.3)	104.7	(2.9)
U.S. government bonds	262.3	(9.1)	264.9	(3.5)
	$426.5	$(14.3)	$475.2	$(12.9)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$124.4	$(13.5)	$72.8	$(10.6)
Municipal bonds	91.3	(7.5)	61.9	(5.1)
U.S. government bonds	—	—	0.8	(0.1)
	$215.7	$(21.0)	$135.5	$(15.8)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2023. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2023
Due in one year or less	$16.8
Due after one year through five years	264.2
Due after five years through ten years	331.4
Due after ten years	36.8
Total debt securities	$649.2
For the three and nine months ended September 30, 2023, realized gains were $0.1 million and $9.2 million, respectively, and realized losses were $5.7 million and $20.9 million, respectively. For the three and nine months ended September 30, 2022, realized gains were $0.1 million and $0.3 million, respectively, and realized losses were $1.0 million and $26.8 million, respectively.

9. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of September 30, 2023 and December 31, 2022, there was no outstanding balance under this facility.

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
During the three and nine months ended September 30, 2023, the Company sold approximately $115.4 million and $1.2 billion, respectively, of accounts receivable under this arrangement. During the three and nine months ended September 30, 2022, the Company sold approximately $1.0 billion and $1.6 billion, respectively. Discounts on sold receivables were not material for any period presented. Following the sale to the banks, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding to be remitted to the bank. Any outstanding amount would be classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 98 to 180 days from date of shipment. As of September 30, 2023 and December 31, 2022, the total structured accounts payable arrangements were $600.6 million and $751.2 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We plan to use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of September 30, 2023, we had $299.6 million outstanding under this program, with a weighted average interest rate of 5.52% and remaining average term of 10 days. As of December 31, 2022, we had $224.8 million outstanding under this program, with a weighted average interest rate of 4.66% and a remaining average term of 10 days.
Term Loan Facility
In May 2023, we entered into a 10-year senior unsecured term loan facility whereby we can draw up to $700 million. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of September 30, 2023, no amounts have been drawn under this facility.
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
A reconciliation of our AROs is as follows:

(in millions)	September 30, 2023	December 31, 2022
AROs, beginning of period	$1,905.6	$1,749.3
Liabilities incurred	15.2	14.9
Liabilities settled	(147.5)	(205.6)
Accretion expense	70.0	81.6
Revisions in estimated cash flows	293.7	264.5
Foreign currency translation	9.2	0.9
AROs, end of period	2,146.2	1,905.6
Less current portion	392.1	212.3
Non-current portion of AROs	$1,754.1	$1,693.3
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
As of September 30, 2023 and December 31, 2022, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $365.3 million and $327.5 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the nine months ended September 30, 2023, gross unrecognized tax benefits increased by $0.1 million to $25.5 million. The increase is primarily related to recording reserves offset by settlements which occurred during the period. If recognized, approximately $25.0 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $5.7 million and $5.0 million as of September 30, 2023 and December 31, 2022, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended September 30, 2023, discrete tax items recorded in tax expense was a benefit of approximately $17.3 million. The net tax benefit consisted primarily of the true up of estimates from our U.S. tax return provision and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances, withholding tax expense and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the nine months ended September 30, 2023, discrete tax items recorded in tax expense was a benefit of approximately $41.1 million. The net tax benefit consisted primarily of the true up of estimates from our U.S. and Canada tax return provision, share-based excess benefit, interest on effectively settled unrecognized tax benefits, and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances, withholding tax expense and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
12. Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third-party comparables or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings.
We do not apply hedge accounting treatments to our foreign currency exchange contracts, commodities contracts or freight contracts. Unrealized gains and losses on foreign currency exchange contracts used to hedge cash flows related to the production of our products are included in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains and losses on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains or losses on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain/loss caption in the Condensed Consolidated Statements of Earnings.
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, the gross asset position of our derivative instruments was $9.5 million and $38.8 million, respectively, and the gross liability position of our liability instruments was $31.1 million and $50.1 million, respectively.
As of September 30, 2023 and December 31, 2022, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2023	December 31, 2022
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	2,577.6	2,361.1
Natural gas derivatives	Commodity	MMbtu	16.4	14.2
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2023 and December 31, 2022 was $20.3 million and $34.8 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2023, we would have been required to post an additional $16.4 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2023 and December 31, 2022, the gross asset position of our foreign currency derivative instruments was $6.9 million and $20.7 million, respectively, and the gross liability position of our foreign currency derivative instruments was $29.7 million and $49.2 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts and swaps. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of September 30, 2023 and December 31, 2022, the gross asset position of our commodity derivative instruments was $2.6 million and $18.1 million, respectively, and the gross liability position of our commodity instruments was $1.4 million and $0.9 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of September 30, 2023.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$591.0	$591.0	$735.4	$735.4
Accounts receivable	1,399.2	1,399.2	1,699.9	1,699.9
Accounts payable	1,105.7	1,105.7	1,292.5	1,292.5
Structured accounts payable arrangements	600.6	600.6	751.2	751.2
Short-term debt	299.8	299.8	224.9	224.9
Long-term debt, including current portion	3,356.8	3,167.0	3,397.2	3,276.5
For cash and cash equivalents, accounts receivables, accounts payable, structured accounts payable arrangements and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt.
14. Share Repurchases
In 2022, our Board of Directors approved two share repurchase programs for a total of $3.0 billion. Our repurchase programs allow the Company to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise, and have no set expiration date.
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
During the three and nine months ended September 30, 2023, we repurchased 3,948,783 and 12,639,719 shares of Common Stock in the open market for approximately $150.0 million and $598.0 million, respectively. This includes the 5,624,574 shares purchased under the 2023 ASR Agreement.
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
During the three and nine months ended September 30, 2022, we repurchased 11,666,578 and 29,400,562 shares of Common Stock in the open market for approximately $574.8 million and $1.6 billion, respectively. This includes 7,056,229 shares purchased under the 2022 ASR agreement.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, our ability to access capital resources liquidity and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three and nine months ended September 30, 2023 and September 30, 2022:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended September 30, 2023
Balance at June 30, 2023	$(1,908.9)	$(52.4)	$7.6	$(17.5)	$(1,971.2)
Other comprehensive income (loss)	(153.8)	43.0	0.5	(14.9)	(125.2)
Tax (expense) benefit	0.5	(17.7)	(0.2)	3.4	(14.0)
Other comprehensive income (loss), net of tax	(153.3)	25.3	0.3	(11.5)	(139.2)
Other comprehensive income (loss) attributable to noncontrolling interest	0.9	—	—	—	0.9
Balance as of September 30, 2023	$(2,061.3)	$(27.1)	$7.9	$(29.0)	$(2,109.5)

Three Months Ended September 30, 2022
Balance at June 30, 2022	$(1,797.2)	$(72.0)	$6.0	$(23.9)	$(1,887.1)
Other comprehensive income (loss)	(367.0)	0.7	0.5	(25.9)	(391.7)
Tax (expense) benefit	(8.4)	(0.3)	(0.1)	6.0	(2.8)
Other comprehensive income (loss), net of tax	(375.4)	0.4	0.4	(19.9)	(394.5)
Other comprehensive income (loss) attributable to noncontrolling interest	0.8	—	—	—	0.8
Balance as of September 30, 2022	$(2,171.8)	$(71.6)	$6.4	$(43.8)	$(2,280.8)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(2,082.3)	$(53.1)	$6.7	$(23.5)	$(2,152.2)
Other comprehensive income (loss)	22.3	44.1	1.5	(7.2)	60.7
Tax (expense) benefit	(0.2)	(18.1)	(0.3)	1.7	(16.9)
Other comprehensive income (loss), net of tax	22.1	26.0	1.2	(5.5)	43.8
Other comprehensive income (loss) attributable to noncontrolling interest	(1.1)	—	—	—	(1.1)
Balance as of September 30, 2023	$(2,061.3)	$(27.1)	$7.9	$(29.0)	$(2,109.5)

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$(1,825.5)	$(72.8)	$5.2	$1.3	$(1,891.8)
Other comprehensive income (loss)	(336.7)	2.1	1.5	(58.7)	(391.8)
Tax (expense) benefit	(8.7)	(0.9)	(0.3)	13.6	3.7
Other comprehensive income (loss), net of tax	(345.4)	1.2	1.2	(45.1)	(388.1)
Other comprehensive income (loss) attributable to noncontrolling interest	(0.9)	—	—	—	(0.9)
Balance as of September 30, 2022	$(2,171.8)	$(71.6)	$6.4	$(43.8)	$(2,280.8)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of September 30, 2023 and December 31, 2022, the net amount due to our non-consolidated companies totaled $89.6 million and $56.8 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Transactions with related parties included in net sales(a)	$218.5	$965.0	$979.0	$2,378.0
Transactions with related parties included in cost of goods sold(b)	257.7	1,198.8	1,122.9	2,668.2
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex and MWSPC by our Mosaic Fertilizantes segment and India and China distribution businesses.
As part of the MWSPC joint venture, we market approximately 25% of MWSPC production. Marketing fees of approximately $3.6 million and $12.9 million, and $7.5 million and $16.6 million are included in revenue for the three and nine months ended September 30, 2023 and 2022, respectively.
17. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $144.2 million and $185.5 million as of September 30, 2023 and December 31, 2022, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
New Wales Phase II East Stack. In April 2022, we confirmed the presence of a cavity in and liner tear beneath the southern part of the active phosphogypsum stack at the Company’s New Wales facility in Florida. This resulted in process water draining beneath the stack. The circumstances were reported to the FDEP and the EPA. Phase I of the repairs, consisting of stabilizing the cavity by depositing low pressure grout into it, began in July 2022 and now is complete. Phase II work, which consists of injecting high pressure grout beneath the stack to restore the geological confining layer beneath it, began in early in 2023 and now is expected to conclude in the first quarter of 2024.
As of September 30, 2023, we have a reserve of $36.3 million for the estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
EPA RCRA Initiative. We have certain financial assurance and other obligations under consent decrees and a separate financial assurance arrangement relating to our facilities in Florida and Louisiana. These obligations are discussed in Note 14 of our Notes to Consolidated Financial Statements in our 10-K Report.
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
We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to our acquisition of facilities or businesses from parties including, but not limited to: ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies; CF; and certain other private parties. Our subsidiaries have already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures. We record potential indemnifications as an offset to the established accruals when they are realizable or realized. The failure of an indemnitor to fulfill its obligations could result in future costs that could be material.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $695.4 million. We estimate that our probable aggregate loss with respect to these claims is approximately $76.8 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2023. Approximately $507.2 million of the foregoing maximum potential loss relates to labor claims, of which approximately $65.4 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2023.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $606.9 million, of which $215.1 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $381.9 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
Other Claims
We also have certain other contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims of third parties, including tax matters, arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition, results of operations and cash flows.
18. Business Segments
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics and for which segment financial information is available for our chief operating decision maker.
We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. For a description of our business segments, see Note 1 to the Condensed Consolidated Financial Statements.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended September 30, 2023
Net sales to external customers	$898.8	$713.4	$1,730.6	$205.5	$3,548.3
Intersegment net sales	87.6	6.5	—	(94.1)	—
Net sales	986.4	719.9	1,730.6	111.4	3,548.3
Gross margin	87.5	210.3	106.1	5.7	409.6
Canadian resource taxes	—	85.6	—	—	85.6
Gross margin (excluding Canadian resource taxes)	87.5	295.9	106.1	5.7	495.2
Operating earnings (loss)	(57.5)	200.0	77.3	(74.0)	145.8
Capital expenditures	157.3	84.5	117.7	52.2	411.7
Depreciation, depletion and amortization expense	116.5	65.8	53.9	2.5	238.7
Three months ended September 30, 2022
Net sales to external customers	$1,151.0	$1,399.3	$2,628.7	$169.5	$5,348.5
Intersegment net sales	426.6	32.8	—	(459.4)	—
Net sales	1,577.6	1,432.1	2,628.7	(289.9)	5,348.5
Gross margin	357.9	798.7	348.3	(2.9)	1,502.0
Canadian resource taxes	—	258.4	—	—	258.4
Gross margin (excluding Canadian resource taxes)	357.9	1,057.1	348.3	(2.9)	1,760.4
Operating earnings (loss)	131.2	793.0	323.0	(92.5)	1,154.7
Capital expenditures	167.7	77.6	92.5	15.9	353.7
Depreciation, depletion and amortization expense	120.9	76.0	28.5	3.8	229.2
Nine months ended September 30, 2023
Net sales to external customers	$2,951.7	$2,449.7	$4,492.7	$652.5	$10,546.6
Intersegment net sales	702.5	25.5	—	(728.0)	—
Net sales	3,654.2	2,475.2	4,492.7	(75.5)	10,546.6
Gross margin	563.0	959.7	117.8	10.6	1,651.1
Canadian resource taxes	—	301.4	—	—	301.4
Gross margin (excluding Canadian resource taxes)	563.0	1,261.1	117.8	10.6	1,952.5
Operating earnings (loss)	354.9	929.3	25.1	(249.7)	1,059.6
Capital expenditures	418.3	251.5	267.6	106.1	1,043.5
Depreciation, depletion and amortization expense	362.1	209.8	123.3	7.7	702.9
Nine months ended September 30, 2022
Net sales to external customers	$3,442.3	$3,998.1	$6,377.0	$826.5	$14,643.9
Intersegment net sales	1,432.2	74.0	—	(1,506.2)	—
Net sales	4,874.5	4,072.1	6,377.0	(679.7)	14,643.9
Gross margin	1,527.2	2,305.2	1,017.8	(62.8)	4,787.4
Canadian resource taxes	—	690.1	—	—	690.1
Gross margin (excluding Canadian resource taxes)	1,527.2	2,995.3	1,017.8	(62.8)	5,477.5
Operating earnings (loss)	1,201.8	2,271.4	930.2	(318.7)	4,084.7
Capital expenditures	472.7	209.6	206.0	18.5	906.8
Depreciation, depletion and amortization expense	374.4	234.1	80.4	12.0	700.9
Total Assets
As of September 30, 2023	$9,460.0	$9,622.7	$4,976.4	$(1,404.7)	$22,654.4
As of December 31, 2022	9,570.5	9,582.2	5,562.7	(1,329.4)	23,386.0

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and nine months ended September 30, 2023, distribution operations in India and China collectively had revenue of $204.1 million and $642.6 million, respectively, and gross margin of $12.4 million and $(42.7) million, respectively. For the three and nine months ended September 30, 2022, distribution operations in India and China collectively had revenue of $158.6 million and $769.5 million, respectively, and gross margin of $(13.7) million and $137.6 million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net sales(a):
Brazil	$1,659.3	$2,555.0	$4,327.2	$6,198.5
Canpotex(b)	209.9	968.9	942.0	2,355.2
China	123.8	64.5	358.6	530.2
India	80.3	163.3	291.2	308.2
Paraguay	80.2	71.7	177.0	166.6
Canada	58.8	182.2	274.7	683.9
Japan	33.1	32.8	131.1	104.6
Peru	30.2	17.4	52.2	27.9
Mexico	27.7	29.4	118.8	157.8
Argentina	27.2	93.0	70.3	229.3
Australia	20.4	—	47.8	63.0
Colombia	16.8	7.3	79.2	109.2
Honduras	4.9	1.5	25.2	25.7
Dominican Republic	2.0	11.6	13.1	24.9
Other	18.8	28.9	54.7	71.3
Total international countries	2,393.4	4,227.5	6,963.1	11,056.3
United States	1,154.9	1,121.0	3,583.5	3,587.6
Consolidated	$3,548.3	$5,348.5	$10,546.6	$14,643.9
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex is the export association of two Saskatchewan potash producers. The net sales of potash from Mosaic to Canpotex included in our consolidated financial statements in the Net Sales line represent Mosaic’s sales of potash to Canpotex and are recognized upon delivery to the unrelated third-party customer. Canpotex annual sales to the ultimate third-party customers are approximately: 30% to customers based in Brazil, 14% to customers based in Indonesia, 11% to customers based in China, 6% to customers based in India, and 39% to customers based in the rest of the world.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Sales by product type:
Phosphate Crop Nutrients	$876.3	$1,154.6	$2,601.2	$3,442.5
Potash Crop Nutrients	1,087.1	1,918.6	3,107.4	5,084.8
Crop Nutrient Blends	556.4	867.7	1,633.0	2,158.2
Performance Products(a)	624.5	916.8	1,855.4	2,286.4
Phosphate Rock	36.9	34.4	125.9	83.7
Other(b)	367.1	456.4	1,223.7	1,588.3
	$3,548.3	$5,348.5	$10,546.6	$14,643.9
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
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

Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended				Nine months ended
	September 30,		2023-2022		September 30,		2023-2022
(in millions, except per share data)	2023	2022	Change	Percent	2023	2022	Change	Percent
Net sales	$3,548.3	$5,348.5	$(1,800.2)	(34)%	$10,546.6	$14,643.9	$(4,097.3)	(28)%
Cost of goods sold	3,138.7	3,846.5	(707.8)	(18)%	8,895.5	9,856.5	(961.0)	(10)%
Gross margin	409.6	1,502.0	(1,092.4)	(73)%	1,651.1	4,787.4	(3,136.3)	(66)%
Gross margin percentage	12%	28%			16%	33%
Selling, general and administrative expenses	119.9	124.5	(4.6)	(4)%	377.5	365.1	12.4	3%
Other operating expense	143.9	222.8	(78.9)	(35)%	214.0	337.6	(123.6)	(37)%
Operating earnings	145.8	1,154.7	(1,008.9)	(87)%	1,059.6	4,084.7	(3,025.1)	(74)%
Interest expense, net	(17.4)	(30.6)	13.2	(43)%	(94.5)	(104.0)	9.5	(9)%
Foreign currency transaction (loss) gain	(96.9)	(61.1)	(35.8)	59%	103.0	22.4	80.6	NM
Other expense	(50.1)	(2.3)	(47.8)	NM	(66.1)	(37.8)	(28.3)	75%
(Loss) earnings from consolidated companies before income taxes	(18.6)	1,060.7	(1,079.3)	NM	1,002.0	3,965.3	(2,963.3)	(75)%
(Benefit from) provision for income taxes	(5.9)	276.6	(282.5)	NM	220.8	1,018.3	(797.5)	(78)%
(Loss) earnings from consolidated companies	(12.7)	784.1	(796.8)	NM	781.2	2,947.0	(2,165.8)	(73)%
Equity in net earnings of nonconsolidated companies	15.8	72.1	(56.3)	(78)%	60.0	138.7	(78.7)	(57)%
Net earnings including noncontrolling interests	3.1	856.2	(853.1)	(100)%	841.2	3,085.7	(2,244.5)	(73)%
Less: Net earnings attributable to noncontrolling interests	7.3	14.5	(7.2)	(50)%	41.6	26.1	15.5	59%
Net (loss) earnings attributable to Mosaic	$(4.2)	$841.7	$(845.9)	NM	$799.6	$3,059.6	$(2,260.0)	(74)%
Diluted net (loss) earnings per share attributable to Mosaic	$(0.01)	$2.42	$(2.43)	NM	$2.39	$8.50	$(6.11)	(72)%
Diluted weighted average number of shares outstanding	331.5	347.7			335.1	360.1
Overview of Consolidated Results for the three months ended September 30, 2023 and 2022
For the three months ended September 30, 2023, Mosaic had a net loss of $(4.2) million, or $(0.01) per diluted share, compared to net income of $841.7 million, or $2.42 per diluted share, for the prior year period. Net sales for the three months ended September 30, 2023 decreased 34% compared to the same period of the prior year, driven by lower average selling prices, as discussed further below. Net income for the three months ended September 30, 2023 was also negatively impacted by a foreign currency transaction loss of $96.9 million, compared to a foreign currency transaction loss of $61.1 million in the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three months ended September 30, 2023, operating results in all of our segments were impacted by lower average sales prices compared to the prior year period. Global markets have softened compared to the prior year period, with a rebound in supply combined with buyers delaying purchases in anticipation of lower prices. Buyer deferral reversed in the later part of the current year period and seasonal price strength was seen in many markets.

Our operating results for the three months ended September 30, 2023 were unfavorably impacted in our Phosphate segment compared to the prior year period due to lower average selling prices, driven by the factors described above. This was partially offset by lower raw material costs, primarily sulfur and ammonia.
Our operating results for the three months ended September 30, 2023 were unfavorably impacted in our Potash segment due to lower average sales prices compared to the prior year period, driven by the factors discussed above. Current period operating results were favorably impacted by higher sales volumes compared to the prior year period, as fall demand in North America was stronger in the current year period. Additionally, in the third quarter of the current year, Canpotex shipments were negatively impacted by supply chain challenges and an equipment failure at one of their port facilities. This equipment failure is continuing into the fourth quarter of this year.
Our operating results for the three months ended September 30, 2023 were unfavorably impacted in our Mosaic Fertilizantes segment driven by the factor described above. Sales volumes were up compared to the prior year period as a result of our growth strategy to expand our presence in Brazil.
In addition to the items referenced above,
•During the three months ended September 30, 2023, we repurchased 3,948,783 shares of Common Stock in the open market for approximately $150.0 million, at an average purchase price of $37.99 per share.
•Countervailing Duty Orders. In April 2021, the U.S. Department of Commerce (“DOC”) issued countervailing duty (“CVD”) orders on imports of phosphate fertilizers from Morocco and Russia, in response to petitions filed by Mosaic. The purpose of the petitions was to remedy the injury to the U.S. phosphate fertilizer industry caused by imports that benefit from unfair foreign subsidies, and thereby restore fair competition. CVD orders normally stay in place for at least five years, with possible extensions. Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway. Most recently, in July and September 2023, the CIT issued three remand rulings – one addressing DOC’s determination in the CVD investigation of phosphate fertilizers from Russia, one addressing DOC’s determination in the CVD investigation of phosphate fertilizers from Morocco, and one addressing the U.S. International Trade Commission’s determination in antidumping and countervailing duty investigations of phosphate fertilizers from Russia and Morocco – instructing the agencies to reconsider certain aspects of the rulings that were the basis for issuing the CVD orders.
When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco, covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP and 28.50% for Russian producer PhosAgro. These determinations are subject to appeal to the CIT. DOC is also conducting administrative reviews covering the period January 1, 2022 to December 31, 2022. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals, whether in federal courts or at the World Trade Organization.
Overview of Consolidated Results for the nine months ended September 30, 2023 and 2022
Net earnings attributable to Mosaic for the nine months ended September 30, 2023 was $799.6 million, or $2.39 per diluted share, compared to net earnings of $3.1 billion, or $8.50 per diluted share, for the same period a year ago. Net income for the nine months ended September 30, 2023 was positively impacted by a foreign currency transaction gain of $103.0 million, compared to $22.4 million in the prior year period.
Results for the nine months ended September 30, 2023 reflected the factors discussed above in the discussion for the three months ended September 30, 2023, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Phosphate segment for the nine months ended September 30, 2023 were unfavorably impacted compared to the prior year period due to lower average selling prices, driven by the factors described above in the three month discussion. This was partially offset by lower raw material costs, primarily sulfur and ammonia. Operating results in the current year period were positively impacted by higher finished product sales volumes driven by buyers deferring purchases in the prior year period in anticipation of lower sales prices.
Operating results in our Potash segment for the nine months ended September 30, 2023 were unfavorably impacted by a decrease in the average selling price of potash compared to the prior year period as described above in the three month discussion. Current year operating results were also unfavorably impacted by higher idle plant and maintenance turnaround costs due to the temporary idling of our Colonsay, Saskatchewan mine in the first half of the year due to market conditions and the timing of turnarounds compared to the prior year.
For the nine months ended September 30, 2023, operating results in our Mosaic Fertilizantes segment were unfavorably impacted by a decrease in average sales prices in the current year compared to the prior year period as discussed above in the threemonth discussion. Sales volumes of finished goods, including performance products, were higher in the current year period compared to the same period in the prior year, due to an increased customer base as a result of our growth strategy to expand our presence in Brazil. Results were also favorably impacted by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business. Sales volumes of other products, primarily gypsum and acids, were lower than the prior year period driven by unfavorable weather and sulfuric acid availability in the current year period.
Other Highlights
In addition to the items referenced above:
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
•On February 24, 2023, pursuant to existing stock repurchase authorizations, we entered into an accelerated share repurchase agreement (the “2023 ASR Agreement”) with a third-party financial institution to repurchase $300 million of our Common Stock. During the nine months ended September 30, 2023, we repurchased 12,639,719 shares of Common Stock in the open market for approximately $598.0 million. This includes 5,624,574 shares purchased under the 2023 ASR Agreement.
•In March 2023, we paid a special dividend of $0.25 per share to our stockholders.
•In May 2023, we entered into a 10-year senior unsecured term loan facility whereby we can draw up to $700 million. The term loan matures on May 18, 2033. As of September 30, 2023, we have not drawn any amounts under this facility.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2023-2022		September 30,		2023-2022
(in millions, except price per tonne or unit)	2023	2022	Change	Percent	2023	2022	Change	Percent
Net sales:
North America	$800.8	$1,177.9	$(377.1)	(32)%	$2,806.7	$3,101.4	$(294.7)	(10)%
International	185.6	399.7	(214.1)	(54)%	847.5	1,773.1	(925.6)	(52)%
Total	986.4	1,577.6	(591.2)	(37)%	3,654.2	4,874.5	(1,220.3)	(25)%
Cost of goods sold	898.9	1,219.7	(320.8)	(26)%	3,091.2	3,347.3	(256.1)	(8)%
Gross margin	$87.5	$357.9	$(270.4)	(76)	$563.0	$1,527.2	$(964.2)	(63)%
Gross margin as a percentage of net sales	9%	23%			15%	31%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	913	824	89	11%	2,863	2,555	308	12%
Performance and Other(b)	738	827	(89)	(11)%	2,546	2,432	114	5%
Total finished product tonnes	1,651	1,651	—	0%	5,409	4,987	422	8%
Rock	458	410	48	12%	1,367	1,328	39	3%
Total Phosphate Segment Tonnes(a)	2,109	2,061	48	2%	6,776	6,315	461	7%
Realized prices ($/tonne)
Average finished product selling price (destination)(c)	$569	$924	$(355)	(38)%	$642	$950	$(308)	(32)%
DAP selling price (fob plant)	$487	$809	$(322)	(40)%	$578	$829	$(251)	(30)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$353	$665	$(312)	(47)%	$449	$583	$(134)	(23)%
Sulfur (long ton)	$156	$436	$(280)	(64)%	$191	$400	$(209)	(52)%
Blended rock (metric tonne)	$81	$68	$13	19%	$75	$68	$7	10%
Production volume (in thousands of metric tonnes) - North America	1,593	1,664	(71)	(4)%	5,089	5,045	44	1%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales.
Three months ended September 30, 2023 and September 30, 2022
The Phosphate segment’s net sales were $1.0 billion for the three months ended September 30, 2023, compared to $1.6 billion for the three months ended September 30, 2022. The decrease in net sales in the current year period was primarily due to lower average finished goods sales prices, which had an unfavorable impact of approximately $550 million compared to the prior year period. Net sales were also unfavorably impacted by approximately $40 million, due to lower sales of raw materials.
Our average finished product selling price decreased 38% to $569 per tonne for the three months ended September 30, 2023, compared to $924 per tonne in the prior year period, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products was comparable for the three months ended September 30, 2023 and September 30, 2022.

Gross margin for the Phosphate segment decreased to $87.5 million for the three months ended September 30, 2023, from $357.9 million for the three months ended September 30, 2022. The decrease in gross margin in the current year period was primarily due to lower sales prices, which unfavorably impacted gross margin by approximately $550 million. Gross margin was also unfavorably impacted by approximately $80 million due to higher conversion costs, higher cost of blended rock and other product costs. This was partially offset by decreased raw material prices in the current period, driven by sulfur and ammonia, which favorably impacted gross margin by approximately $290 million. In addition, lower costs of approximately $50 million, primarily related to the timing of turnarounds and idle costs in the prior year that did not repeat in the current year; $10 million of non-product sales such as ammonia, sulfur and phosphate rock, and $10 million related to lower freight and logistics costs in the current year period compared to the prior year, also partially offset this gross margin variance.
The average consumed price for ammonia for our North America operations decreased 47% to $353 per tonne for the three months ended September 30, 2023, from $665 in the same period a year ago. The average consumed sulfur price for our North America operations decreased 64%, to $156 per long ton, for the three months ended September 30, 2023, from $436 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $81 per tonne for the three months ended September 30, 2023, from $68 per tonne for the three months ended September 30, 2022, primarily due to higher fixed cost absorption caused by lower production volume in the current year period. For the three months ended September 30, 2023, our North America phosphate rock production decreased to 2.4 million tonnes from 2.9 million tonnes during the same period of the prior year, due to geology of rock and operational challenges.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 4% for the three months ended September 30, 2023 from the prior year period. Our operating rate for processed phosphate production decreased to 64% for the three months ended September 30, 2023, from 67% for the same period in 2022, primarily due to an equipment failure at our Faustina, Louisiana location. We expect the repairs to be completed during the fourth quarter of this year.
Nine months ended September 30, 2023 and September 30, 2022
The Phosphate segment’s net sales were $3.7 billion for the nine months ended September 30, 2023, compared to $4.9 billion for the nine months ended September 30, 2022. The decrease in net sales was primarily due to lower finished product selling prices in the current year period, which unfavorably impacted net sales by approximately $1.5 billion compared to the prior year period. This was partially offset by higher sales volumes of finished goods, which favorably impacted net sales by approximately $350 million. Net sales were also unfavorably impacted by approximately $100 million due to lower raw materials sales driven by lower sales prices and volumes of sulfur and ammonia.
Our average finished product selling price was $642 per tonne for the nine months ended September 30, 2023, a decrease of $308 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products increased by 8% for the nine months ended September 30, 2023, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphate segment decreased to $563.0 million for the nine months ended September 30, 2023, from $1.5 billion for the nine months ended September 30, 2022. The decrease in gross margin in the current year period was primarily due to the impact of lower finished product prices of approximately $1.5 billion compared to the prior year period. Gross margin was also unfavorably impacted by approximately $170 million, due to increased conversion and other costs resulting from higher maintenance and water management costs in the current period. Increased cost of blended rock unfavorably impacted gross margin by approximately $70 million, as discussed below. These increases were partially offset by lower raw material costs of sulfur and ammonia as discussed below, which impacted gross margin by approximately $500 million. Gross margin was also favorably impacted by approximately $140 million, due to higher sales volumes, and lower costs of approximately $80 million, related to the timing of idle plant and turnaround costs in the current year period.
The average consumed price for ammonia for our North America operations was $449 per tonne for the nine months ended September 30, 2023, compared to $583 per tonne in the same period a year ago. The average consumed price for sulfur for our North America operations decreased to $191 per long ton for the nine months ended September 30, 2023, from $400 per long ton in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.

The average consumed cost of purchased and produced phosphate rock increased to $75 per tonne for the nine months ended September 30, 2023, compared to $68 per tonne for the prior year period, primarily due to using more Miski Mayo rock in the current year period. Our North America phosphate rock production decreased to 6.7 million tonnes for the nine months ended September 30, 2023, compared to 7.5 million for the nine months ended September 30, 2022, due to geology of rock and operational challenges.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients increased by 1%, to 5.1 million tonnes for the nine months ended September 30, 2023, compared to 5.0 million tonnes in the prior year period. For the nine months ended September 30, 2023 and September 30, 2022, our operating rate for processed phosphate production was 68%.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2023-2022		September 30,		2023-2022
(in millions, except price per tonne or unit)	2023	2022	Change	Percent	2023	2022	Change	Percent
Net sales:
North America	$501.5	$440.5	$61.0	14%	$1,489.8	$1,628.5	$(138.7)	(9)%
International	218.4	991.6	(773.2)	(78)%	985.4	2,443.6	(1,458.2)	(60)%
Total	719.9	1,432.1	(712.2)	(50)%	2,475.2	4,072.1	(1,596.9)	(39)%
Cost of goods sold	509.5	633.4	(123.9)	(20)%	1,515.5	1,766.9	(251.4)	(14)%
Gross margin	$210.4	$798.7	$(588.3)	(74)%	$959.7	$2,305.2	$(1,345.5)	(58)%
Gross margin as a percentage of net sales	29%	56%			39%	57%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,031	1,952	79	4%	5,610	5,529	81	1%
Performance and Other(b)	189	190	(1)	(1)%	683	709	(26)	(4)%
Total Potash Segment Tonnes	2,220	2,142	78	4%	6,293	6,238	55	1%
Realized prices ($/tonne)
Average finished product selling price (destination)	$324	$669	$(345)	(52)%	$393	$653	$(260)	(40)%
MOP selling price (fob mine)	$266	$666	$(400)	(60)%	$333	$632	$(299)	(47)%
Production volume (in thousands of metric tonnes)	1,854	2,266	(412)	(18)%	5,719	6,902	(1,183)	(17)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.
Three months ended September 30, 2023 and September 30, 2022
The Potash segment’s net sales decreased to $719.9 million for the three months ended September 30, 2023, compared to $1.4 billion in the same period a year ago. The decrease was primarily due to lower selling prices, which had an unfavorable impact on net sales of approximately $830 million compared to the same period in the prior year. This was partially offset by higher sales volumes in North America, which favorably impacted net sales by approximately $100 million.
Our average finished product selling price was $324 per tonne for the three months ended September 30, 2023, compared to $669 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products increased to 2.2 million tonnes for the three months ended September 30, 2023, compared to 2.1 million tonnes in the same period a year ago, due to the factors discussed in the Overview.

Gross margin for the Potash segment decreased to $210.4 million for the three months ended September 30, 2023, from $798.7 million in the same period of the prior year. The decrease in gross margin in the current year period is primarily due to lower selling prices, which negatively impacted gross margin by approximately $830 million compared to the prior year period. Higher idle and turnaround costs negatively impacted gross margin by approximately $20 million compared to the prior year, largely due to the timing of the turnaround at our Esterhazy, Saskatchewan mine. These impacts were partially offset by a reduction in Canadian resource taxes and royalties of $195 million compared to the prior year, as discussed below. Gross margin was also favorably impacted by approximately $40 million, due to higher sales volumes and foreign currency impacts of approximately $30 million in the current year period, compared to the same period in the prior year.
We had expense of $85.6 million from Canadian resource taxes for the three months ended September 30, 2023, compared to $258.4 million in the same period a year ago. Canadian royalty expense decreased to $8.7 million for the three months ended September 30, 2023, compared to $30.5 million for the three months ended September 30, 2022. The fluctuations in Canadian resource taxes and royalties are a result of a decrease in our sales revenue and margins.
Our operating rate for potash production was 66% for the current year period, compared to 81% in the prior year period. The decreased operating rate reflects the summer turnaround at our Esterhazy, Saskatchewan mine in the current year period.
Nine months ended September 30, 2023 and September 30, 2022
The Potash segment’s net sales decreased to $2.5 billion for the nine months ended September 30, 2023, compared to $4.1 billion in the same period a year ago. The decrease was due to lower selling prices, which had an unfavorable impact on net sales of approximately $1.7 billion. This was partially offset by higher sales volumes of approximately $110 million.
Our average potash selling price was $393 per tonne for the nine months ended September 30, 2023, compared to $653 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes for the nine months ended September 30, 2023 increased 1% compared to the same period a year ago.
Gross margin for the Potash segment decreased to $959.7 million for the nine months ended September 30, 2023, from $2.3 billion for the same period in the prior year. Gross margin was unfavorably impacted by approximately $1.7 billion due to the decrease in average selling prices. Gross margin was also unfavorably impacted by increased idle and turnaround costs of approximately $60 million, largely due to the idling of our Colonsay, Saskatchewan mine during the first half of the current year, and higher product costs driven by lower production volumes and product mix of approximately $20 million compared to the prior year period. This was partially offset by lower Canadian resource taxes and royalties of approximately $437 million in the current year period, as discussed below, and by slightly higher sales volumes, which had a favorable impact on net sales of approximately $30 million.
We incurred $301.4 million in Canadian resource taxes for the nine months ended September 30, 2023, compared to $690.1 million in the same period a year ago. Canadian royalty expense decreased to $40.3 million for the nine months ended September 30, 2023, compared to $89.0 million for the nine months ended September 30, 2022. The fluctuations in Canadian resource taxes and royalties are due to the decreases in our sales revenues and margins.
Our operating rate was 68% for the current year period, compared to 82% in the prior year period. The decreased operating rate in the current year period reflects the temporary idling of our Colonsay, Saskatchewan mine during the first half of the year due to market conditions, and down time for maintenance turnarounds at our Esterhazy, Saskatchewan and Carlsbad, New Mexico mines.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Nine months ended
	September 30,		2023-2022		September 30,		2023-2022
(in millions, except price per tonne or unit)	2023	2022	Change	Percent	2023	2022	Change	Percent
Net Sales	$1,730.6	$2,628.7	$(898.1)	(34)%	$4,492.7	$6,377.0	$(1,884.3)	(30)%
Cost of goods sold	1,624.5	2,280.4	(655.9)	(29)%	4,374.9	5,359.2	(984.3)	(18)%
Gross margin	$106.1	$348.3	$(242.2)	(70)%	$117.8	$1,017.8	$(900.0)	(88)%
Gross margin as a percent of net sales	6%	13%			3%	16%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	622	488	134	27%	1,743	1,863	(120)	(6)%
Potash produced in Brazil	62	33	29	88%	150	125	25	20%
Purchased nutrients for distribution	2,376	2,303	73	3%	5,632	4,978	654	13%
Total Mosaic Fertilizantes Segment Tonnes	3,060	2,824	236	8%	7,525	6,966	559	8%
Realized prices ($/tonne)
Average finished product selling price (destination)	$566	$931	$(365)	(39)%	$597	$915	$(318)	(35)%
Brazil MAP price (delivered price to third party)	$533	$866	$(333)	(38)%	$608	$936	$(328)	(35)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	20	30	(10)	(33)%	283	247	36	15%
MicroEssentials® from Mosaic	152	370	(218)	(59)%	856	1,067	(211)	(20)%
Potash from Mosaic/Canpotex	672	798	(126)	(16)%	1,663	1,885	(222)	(12)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$667	$1,267	$(600)	(47)%	$865	$1,285	$(420)	(33)%
Sulfur (long ton)	$219	$432	$(213)	(49)%	$248	$388	$(140)	(36)%
Blended rock (metric tonne)	$117	$106	$11	10%	$123	$104	$19	18%
Production volume (in thousands of metric tonnes)	913	811	102	13%	2,569	2,647	(78)	(3)%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
Three months ended September 30, 2023 and September 30, 2022
The Mosaic Fertilizantes segment’s net sales decreased to $1.7 billion for the three months ended September 30, 2023, from $2.6 billion in the same period a year ago. The decrease in net sales was due to lower finished product sales prices, which unfavorably impacted net sales by approximately $1.0 billion, and lower sales prices of other products, primarily acids, which unfavorably impacted net sales by approximately $60 million. This was partially offset by higher finished goods sales volumes, which had a favorable impact of approximately $190 million, and favorable foreign currency impacts of approximately $20 million.
Our average finished product selling price was $566 per tonne for the three months ended September 30, 2023, compared to $931 per tonne for the same period a year ago, due to the decrease in global sales prices as discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products increased 8% for the three months ended September 30, 2023, compared to the same period a year ago, due to increased demand in our distribution business.

Gross margin for the Mosaic Fertilizantes segment decreased to $106.1 million for the three months ended September 30, 2023, from $348.3 million in the same period of the prior year. The decrease in gross margin was primarily due to an unfavorable impact of approximately $1.0 billion related to the decrease in average selling prices during the current year period, compared to the prior year period, partially offset by higher sales volumes, which favorably impacted gross margin by approximately $50 million. Lower costs had a favorable impact of $750 million, driven by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business.
The average consumed price for ammonia for our Brazilian operations decreased to $667 per tonne for the three months ended September 30, 2023, compared to $1,267 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $219 per long ton for the three months ended September 30, 2023, compared to $432 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 13% for the three months ended September 30, 2023 compared to the prior year period. For the three months ended September 30, 2023, our phosphate operating rate increased to 81%, compared to 76% in the same period of the prior year.
For the three months ended September 30, 2023, our Brazilian phosphate rock production was comparable with the prior year period, at 1.0 million tonnes.
Nine months ended September 30, 2023 and 2022
The Mosaic Fertilizantes segment’s net sales were $4.5 billion for the nine months ended September 30, 2023, compared to $6.4 billion in the prior year period. In the current period, net sales were unfavorably impacted by approximately $2.1 billion due to lower finished goods sales prices, partially offset by the impact of higher finished goods sales volumes of approximately $470 million. Net sales were also unfavorably impacted by decreased revenues from other products, primarily acids, of approximately $270 million, due to lower selling prices.
The average finished product selling price decreased $318 per tonne to $597 per tonne for the nine months ended September 30, 2023, compared to $915 per tonne in the prior year period, primarily due to the decrease in global prices mentioned in the Overview.
The Mosaic Fertilizantes segment’s sales volume increased to 7.5 million tonnes for the nine months ended September 30, 2023, from 7.0 million tonnes in the same period a year ago, due to increased demand in our distribution business.
Gross margin for the nine months ended September 30, 2023 decreased to $117.8 million from $1.0 billion in the same period in the prior year. In the current year period, gross margin was unfavorably impacted by approximately $2.1 billion due to lower average selling prices. Gross margin was also unfavorably impacted by lower sales volumes and sales prices of other products, primarily acids, of approximately $40 million, and unfavorable foreign currency impacts of approximately $35 million. These impacts were partially offset by approximately $1.2 billion related to lower product costs, primarily reductions in material purchases by our distribution business and lower raw materials costs in the current year compared to the prior year period. Sales volumes also favorably impacted gross margin by approximately $40 million in the current year period.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 3% compared to the prior year period. For the nine months ended September 30, 2023, our phosphate operating rate was 77%, compared to 84% in the same period of the prior year.
For the nine month period ended September 30, 2023, our Brazilian phosphate rock production decreased slightly to 2.9 million tonnes, from 3.0 million tonnes in the prior year period.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 18 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives and debt expenses. The prior year period also included the results of operations for the Resort.

For the three months ended September 30, 2023, gross margin for Corporate, Eliminations and Other was $5.7 million, compared to $(2.9) million for the same period in the prior year. Gross margin was favorably impacted by the elimination of profit on intersegment sales in the current year period of approximately $45 million, compared to the prior year of approximately $105 million. Gross margin was also positively impacted due to favorable product costs in our distribution operations in China and India in the current year period. Sales in China and India, collectively, resulted in revenue of $204.1 million and gross margin of $12.4 million in the current year period, compared to revenue of $158.6 million and gross margin of $(13.7) million in the prior year period. Gross margin was unfavorably impacted by a net unrealized loss on derivatives of approximately $45 million in the current year period, compared to a net unrealized loss of approximately $76 million in the prior year period.
For the nine months ended September 30, 2023, gross margin for Corporate, Eliminations and Other was $10.6 million, compared to $(62.8) million for the same period in the prior year. Gross margin was favorably impacted by lower elimination of profit on intersegment sales in the current year period of approximately $100 million, compared to the prior year period of approximately $(152) million. Gross margin was unfavorably impacted by a net unrealized loss on derivatives of approximately $12 million in the current year period, compared to a net unrealized loss of approximately $35 million in the prior year period. Gross margin was impacted due to lower average selling prices in our distribution operations in China and India in the current year period. Sales in China and India, collectively, resulted in revenue of $642.6 million and gross margin of $(42.7) million in the current year period, compared to revenue of $769.5 million and gross margin of $137.6 million in the prior year period. The prior year period also included gross margin of approximately $15 million related to the Resort.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2023-2022		September 30,		2023-2022
(in millions)	2023	2022	Change	Percent	2023	2022	Change	Percent
Selling, general and administrative expenses	$119.9	$124.5	$(4.6)	(4)%	$377.5	$365.1	$12.4	3%
Other operating expense	143.9	222.8	(78.9)	(35)%	214.0	337.6	(123.6)	(37)%
Interest expense	(40.3)	(38.2)	(2.1)	5%	(137.8)	(125.2)	(12.6)	10%
Interest income	22.9	7.6	15.3	NM	43.3	21.2	22.1	104%
Interest expense, net	(17.4)	(30.6)	13.2	(43)%	(94.5)	(104.0)	9.5	(9)%
Foreign currency transaction (loss) gain	(96.9)	(61.1)	(35.8)	59%	103.0	22.4	80.6	NM
Other expense	(50.1)	(2.3)	(47.8)	NM	(66.1)	(37.8)	(28.3)	75%
(Benefit from) provision for income taxes	(5.9)	276.6	(282.5)	NM	220.8	1,018.3	(797.5)	(78)%
Equity in net earnings of nonconsolidated companies	15.8	72.1	(56.3)	(78)%	60.0	138.7	(78.7)	(57)%
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2023 decreased $4.6 million compared to the same period of prior year, primarily due to approximately $17 million of lower expenses for consulting and professional services related to executing on our strategic initiatives. This was partially offset by higher compensation and incentive expense of approximately $10 million in the current period compared to the prior year period.
Selling, general and administrative expenses for the nine months ended September 30, 2023 increased $12.4 million compared to the same period of the prior year, primarily due to higher consulting and professional services costs of approximately $15 million in the current year period.

Other Operating Expense
For the three months ended September 30, 2023, we had other operating expense of $143.9 million, compared to $222.8 million for the same period of the prior year. The change from the prior year was primarily due to approximately $71 million related to an increase in environmental reserves in the prior year period.
For the nine months ended September 30, 2023, we had other operating expense of $214.0 million, compared to $337.6 million for the same period of the prior year. The change from the prior year period relates to a gain on the sale of the Resort of approximately $57 million, and an increase in environmental reserves in the prior year period compared to the current year period of approximately $55 million.
Interest Expense, Net
For the three and nine months ended September 30, 2023, net interest expense decreased to $17.4 million and $94.5 million, compared to $30.6 million and $104.0 million in the same period of the prior year. The change from the prior year is driven by higher interest income primarily due to interest received in the current year period of $10 million on tax credit refunds from our Brazilian subsidiaries.
Foreign Currency Transaction Gain
We recorded a foreign currency transaction loss of $96.9 million for the three months ended September 30, 2023 compared to a loss of $61.1 million for the same period in the prior year. For the three months ended September 30, 2023, the loss was the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries, and the impact of the U.S. dollar relative to the Canadian dollar on significant intercompany loans.
We recorded a foreign currency transaction gain of $103.0 million for the nine months ended September 30, 2023 compared $22.4 million for the same period in the prior year. For the nine months ended September 30, 2023, the gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries.
Other Expense
For the three and nine months ended September 30, 2023, we had other expense of $50.1 million and $66.1 million compared to $2.3 million and $37.8 million for the same periods in the prior year. The current year expense for the three month period primarily related to a settlement loss on the termination of a pension plan of approximately $42 million, and approximately $6 million of realized losses on the marketable securities held in the RCRA Trusts. For the nine months ended September 30, 2023, other expense primarily related to the settlement loss of approximately $42 million mentioned above and approximately $12 million of realized losses on the marketable securities held in the RCRA Trusts.
Equity in Net Earnings of Nonconsolidated Companies
For the three and nine months ended September 30, 2023, we had equity in net earnings of nonconsolidated companies of $15.8 million and $60.0 million compared to $72.1 million and $138.7 million for the same periods in the prior year. These results were primarily related to the operations of MWSPC, which was unfavorably impacted by lower selling prices for its products in the current year periods.

(Benefit) Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2023	31.7%	$(5.9)
September 30, 2022	26.1%	$276.6

Nine months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2023	22.0%	$220.8
September 30, 2022	25.7%	$1,018.3
For the three months ended September 30, 2023, income tax was a benefit of $5.9 million and the effective tax rate was 31.7%. For the nine months ended September 30, 2023, income tax expense was $220.8 million and the effective tax rate was 22.0%.
For the three months ended September 30, 2023, discrete tax items recorded in tax expense was a benefit of approximately $17.3 million. The net tax benefit consisted primarily of the true up of estimates from our U.S. tax return provision and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances, withholding tax expense and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
For the nine months ended September 30, 2023, discrete tax items recorded in tax expense was a benefit of approximately $41.1 million. The net tax benefit consisted primarily of the true up of estimates from our U.S. and Canada tax return provision, share-based excess benefit, interest of effectively settled unrecognized tax benefits, and other miscellaneous benefits. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, a benefit associated with non-U.S. incentives, changes in valuation allowances, withholding tax expense and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $591.0 million, short-term debt of $299.8 million, long-term debt, including current maturities, of approximately $3.4 billion, and stockholders’ equity of approximately $12.2 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the nine months ended September 30, 2023, we returned cash to shareholders through share repurchases of $606.0 million and cash dividends of $286.5 million, and invested $1.0 billion in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for at least the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of September 30, 2023, we had $2.49 billion available under our $2.50 billion committed revolving credit facility, approximately $1.3 billion available under our uncommitted facilities and had $2.2 billion available under our $2.5 billion commercial paper program that is backed by the revolving credit facility. We view amounts borrowed under our commercial paper program as a reduction of availability under our revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 11 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of September 30, 2023.
All of our cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2023. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in or provided by financing activities for the nine months ended September 30, 2023 and September 30, 2022:

(in millions)	Nine months ended
	September 30,		2023-2022
Cash Flow	2023	2022	Change	Percent
Net cash provided by operating activities	$1,869.1	$2,980.1	$(1,111.0)	(37)%
Net cash used in investing activities	(955.0)	(916.5)	(38.5)	4%
Net cash used in financing activities	(1,069.8)	(2,105.7)	1,035.9	(49)%
Operating Activities
During the nine months ended September 30, 2023, net cash provided by operating activities was $1.9 billion, compared to $3.0 billion for the nine months ended September 30, 2022. Our results of operations, after non-cash adjustments to net earnings, contributed $1.6 billion to cash flows from operating activities during the nine months ended September 30, 2023, compared to $4.1 billion as computed on the same basis for the prior year period. During the nine months ended September 30, 2023, we had a favorable change in assets and liabilities of $252.4 million, compared to an unfavorable change of $1.1 billion during the nine months ended September 30, 2022.
The change in assets and liabilities for the nine months ended September 30, 2023, was primarily driven by favorable impacts from decreases in accounts receivable of $332.6 million and inventories of $1.1 billion, partially offset by an increase in other current and noncurrent assets of $347.3 million and a decrease in accounts payable and accrued expenses of $926.5 million. The decrease in accounts receivable was primarily related to lower selling prices at the end of the quarter compared to the end of the prior year. The decrease in inventories was primarily due to lower inventory volumes, due to seasonality and lower raw material costs in the current year period. The increase in current and noncurrent assets was primarily due to an increase in taxes receivable and cloud computing costs in the current year. The decrease in accounts payable and accrued liabilities was primarily related to a decrease in raw material purchase prices, lower customer prepayments due to seasonality, the payment of taxes and payment of dividends and payment of incentive compensation related to 2022.
Investing Activities
Net cash used in investing activities was $955.0 million for the nine months ended September 30, 2023 compared to $916.5 million for the same period a year ago. We had capital expenditures of $1.0 billion for the nine months ended September 30,

2023, compared to $906.8 million in the prior year period. During the nine months ended September 30, 2023, we completed the sale of the Resort for net proceeds of $158.4 million. During that period, we also purchased the other 50% equity of GSS for $41.0 million. GSS is now wholly owned by Mosaic.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $1.1 billion, compared to $2.1 billion for the same period in the prior year. During the nine months ended September 30, 2023, we made repurchases of our Common Stock at an aggregate cost of $606.0 million and paid dividends of $286.5 million. We also made net payments on our structured accounts payable arrangements of $176.6 million and payments on long-term debt of $44.8 million. We received net proceeds from short-term debt of $75.2 million.
Debt Instruments, Guarantees and Related Covenants
See Notes 11 and 17 to the Consolidated Financial Statements in our 10-K Report.
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
Environmental, Health, Safety and Security Matters
Federal Jurisdiction Over “Waters of the United States.” The Clean Water Act (“CWA” or the “Act”) authorizes federal jurisdiction over “navigable waters,” defined in the Act as “waters of the United States” and often abbreviated as “WOTUS.” As it relates to Mosaic’s operations and facilities, the scope of the term WOTUS dictates legal requirements for our national pollutant discharge elimination system wastewater discharge permits and for impacts to surface waters and wetlands associated with our phosphate mining operations. A broad definition of WOTUS, and thus the scope of federal jurisdiction, increases the time required to identify wetlands and waterways subject to federal regulatory and permitting requirements, and the amount and type of mitigation required to compensate for impacts to jurisdictional WOTUS caused by our mining operations.

On May 25, 2023, the U.S. Supreme Court issued its opinion in the Sackett v EPA case, which significantly limits water features that can be considered WOTUS and therefore subject to CWA Section 404 jurisdiction. The Court held the CWA extends only to those wetlands that are “as a practical matter indistinguishable from waters of the United States.” This requires “first, that the adjacent [body of water constitutes] . . . ‘water[s] of the United States,’ (i.e., a relatively permanent body of water connected to traditional interstate navigable waters); and second, that the wetland has a continuous surface connection with that water, making it difficult to determine where the ‘water’ ends and the ‘wetland’ begins.” The Sackett decision is binding nationwide as to the determination of which wetlands and waters are subject to the CWA.

The Sackett decision invalidated the January 18, 2023 definition of WOTUS promulgated by the EPA which had expanded federal jurisdiction. In response to Sackett, on August 29, 2023, the EPA issued a final rule intended to conform its definition of WOTUS to the Sackett decision. The conforming rule became effective on September 8, 2023.

As a result of ongoing litigation, the January 2023 WOTUS rule, as “conformed” by the September 2023 rule, is being implemented only in 23 states, the District of Columbia, and the U.S. Territories. In the other 27 states, WOTUS is interpreted consistent with the pre-2015 regulatory regime and the Supreme Court's Sackett decision.
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
•a potential drop in oil demand, which could lead to a significant decline in production, and its impact on the availability and price of sulfur, a key raw material input for our Phosphate and Mosaic Fertilizantes segment operations;
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
•brine inflows at our potash mines;
•accidents or other incidents involving our properties or operations, including potential fires, explosions, seismic events, sinkholes, unsuccessful tailings management, ineffective mine safety procedures or releases of hazardous or volatile chemicals;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of fluctuations in the relative value of currencies, the impact of interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations and changes in freight costs, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices, but not for speculative purposes. See Note 15 to the Consolidated Financial Statements in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
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
As of September 30, 2023 and December 31, 2022, the fair value of our major foreign currency exchange contracts was $(22.8) million and $(27.3) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2023				As of December 31, 2022
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Years ending December 31,
	2023	2024	2025		2023	2024
Foreign Currency Exchange Forwards
Canadian Dollar				$(13.9)			$(32.5)
Notional (million US$) - short Canadian dollars	$141.2	$180.6	$—		$177.7	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3526	1.3509	—		1.3086	—
Notional (million US$) - long Canadian dollars	$415.5	$865.6	$46.2		$1,405.1	$121.1
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3382	1.3390	1.3422		1.3157	1.3382
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(11.4)			$—
Notional (million US$) - long Brazilian real	$249.3	$443.2	$—		$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.9748	5.0310	—		—	—
Indian Rupee				$(0.2)			$2.9
Notional (million US$) - short Indian rupee	$106.0	$19.2	$—		$308.7	$—
Weighted Average Rate - Indian rupee to U.S. dollar	83.3994	83.5022	—		82.3814	—
Notional (million US$) - long Indian rupee	$8.4	$—	$—		$40.2	$—
Weighted Average Rate - Indian rupee to U.S. dollar	82.8905	—	—		81.9971	—
China Renminbi				$2.7			$2.3
Notional (million US$) - short China renminbi	$74.3	$28.0	$—		$208.4	$—
Weighted Average Rate - China renminbi to U.S. dollar	7.0328	7.1391	—		6.8094	—
Total Fair Value				$(22.8)			$(27.3)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Commodities
As of September 30, 2023 and December 31, 2022, the fair value of our natural gas commodities contracts was $1.6 million and $18.7 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2023			As of December 31, 2022
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2023	2024	Fair Value	2023	2024	Fair Value
Natural Gas Swaps			$1.6			$18.7
Notional (million MMBtu) - long	4.1	12.9		9.4	4.8
Weighted Average Rate (US$/MMBtu)	$2.73	$2.84		$2.48	$2.70
Total Fair Value			$1.6			$18.7

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2023.

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 17 of our Condensed Consolidated Financial Statements in this report:
Countervailing Duty Orders. Countervailing Duty Orders. In April 2021, the U.S. Department of Commerce (“DOC”) issued countervailing duty (“CVD”) orders on imports of phosphate fertilizers from Morocco and Russia, in response to petitions filed by Mosaic. The purpose of the petitions was to remedy the injury to the U.S. phosphate fertilizer industry caused by imports that benefit from unfair foreign subsidies, and thereby restore fair competition. CVD orders normally stay in place for at least five years, with possible extensions. Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway. Most recently, in July and September 2023, the CIT issued three remand rulings – one addressing DOC’s determination in the CVD investigation of phosphate fertilizers from Russia, one addressing DOC’s determination in the CVD investigation of phosphate fertilizers from Morocco, and one addressing the U.S. International Trade Commission’s determination in antidumping and countervailing duty investigations of phosphate fertilizers from Russia and Morocco – instructing the agencies to reconsider certain aspects of the rulings that were the basis for issuing the CVD orders.
When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco, covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP and 28.50% for Russian producer PhosAgro. These determinations are subject to appeal to the CIT. DOC is also conducting administrative reviews covering the period January 1, 2022 to December 31, 2022. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals, whether in federal courts or at the World Trade Organization.
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
Cruz Litigation. On August 27, 2020, a putative class action complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida against our wholly owned subsidiary, Mosaic Global Operations Inc., and two unrelated co-defendants. The complaint alleges claims related to elevated levels of radiation at two manufactured housing communities located on reclaimed mining land in Mulberry, Polk County, Florida, allegedly due to phosphate mining and reclamation activities occurring decades ago. Plaintiffs seek monetary damages, including punitive damages, injunctive relief requiring remediation of their properties, and a medical monitoring program funded by the defendants. On October 14, 2021, the court substantially granted a motion to dismiss that we filed late in 2020, with leave for the plaintiffs to amend their complaint.
On November 3, 2021, plaintiffs filed an amended complaint and, in response, Mosaic filed a motion to dismiss that complaint with prejudice on November 15, 2021. On December 23, 2021, plaintiffs opposed that motion and Mosaic replied to that opposition on January 26, 2022. On April 6, 2022, the court heard argument on the motions to dismiss filed by Mosaic and each other co-defendant. In late March 2023, the court denied defendants’ motions to dismiss.
We intend to continue to vigorously defend this matter.
Faustina Plant Risk Management Plan. On September 14, 2022, EPA Region 6 issued a Notice of Potential Violation and Opportunity to Confer (“NOPVOC”) regarding compliance of our Faustina Plant with Section 112(r) of the Federal Clean Air Act and 40 C.F.R. Part 68, commonly known as the Risk Management Plan Rule (“RMP Rule”). The NOPVOC relates to a compliance evaluation inspection conducted by the EPA at the Faustina plant from February 22-25, 2022 and alleges violations of the RMP Rule. We conferred with the EPA regarding the allegations in the NOPVOC on November 30, 2022. We are continuing discussions with the agency regarding settlement, including negotiation of a consent agreement and final order.

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
International market conditions and the success of our countervailing duty petitions, which are also outside of our control, may also significantly influence our operating results. The international market for crop nutrients is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing crop nutrients, foreign agricultural policies, including subsidy policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the U.S. affecting foreign trade and investment, including use of tariffs. In April 2021, the U.S. Department of Commerce (“DOC”) issued countervailing duty (“CVD”) orders on imports of phosphate fertilizers from Morocco and Russia, in response to petitions filed by Mosaic. The purpose of the petitions was to remedy the injury to the U.S. phosphate fertilizer industry caused by imports that benefit from unfair foreign subsidies, and thereby restore fair competition. CVD orders normally stay in place for at least five years, with possible extensions. Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway. Most recently, in July and September 2023, the CIT issued three remand rulings – one addressing DOC’s determination in the CVD investigation of phosphate fertilizers from Russia, one addressing DOC’s determination in the CVD investigation of phosphate fertilizers from Morocco, and one addressing the U.S. International Trade Commission’s determination in antidumping and countervailing duty investigations of phosphate fertilizers from Russia and Morocco – instructing the agencies to reconsider certain aspects of the rulings that were the basis for issuing the CVD orders.

When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco, covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP and 28.50% for Russian producer PhosAgro. These determinations are subject to appeal to the CIT. DOC is also conducting administrative reviews covering the period January 1, 2022 to December 31, 2022. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals, whether in federal courts or at the World Trade Organization. A reversal of, or change in, the ITC's or DOC's prior determination in the CVD investigations could have an adverse effect on our business, financial condition or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pursuant to our employee stock plans relating to the grant of employee stock options, stock appreciation rights, restricted stock unit awards and other equity-based awards, we have granted and may in the future grant employee stock options to purchase shares of our Common Stock for which the purchase price may be paid by means of delivery to us by the optionee of shares of our Common Stock that are already owned by the optionee (at a value equal to market value on the date of the option exercise).

During the periods covered by this report, no options to purchase shares of our Common Stock were exercised for which the purchase price was so paid.
Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the repurchase programs during the quarter ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
July 1, 2023- July 31, 2023	—	$—	—	$1,467,818,178
August 1, 2023- August 31, 2023	218,000	38.93	218,000	1,459,330,893
September 1, 2023- September 30, 2023	3,730,783	37.93	3,730,783	1,317,818,221
Total	3,948,783	$37.99	3,948,783	$1,317,818,221
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
ITEM 5. OTHER INFORMATION
During our fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.i	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2023 Stock and Incentive Plan approved May 24, 2023		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ Russell A. Flugel

Vice President and Controller
(on behalf of the registrant and as principal accounting officer)
November 8, 2023