Form 10-Q
period 2024-03-31
MOSAIC CO
filed 2024-05-02
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 321,392,799 shares of Common Stock as of April 26, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Net sales	$2,679.4	$3,604.3
Cost of goods sold	2,280.2	2,933.9
Gross margin	399.2	670.4
Selling, general and administrative expenses	106.8	127.7
Other operating expense (income)	119.5	(1.9)
Operating earnings	172.9	544.6
Interest expense, net	(48.0)	(41.1)
Foreign currency transaction (loss) gain	(100.3)	51.4
Other income (expense)	0.6	(8.9)
Earnings from consolidated companies before income taxes	25.2	546.0
Provision for income taxes	6.2	118.3
Earnings from consolidated companies	19.0	427.7
Equity in net earnings of nonconsolidated companies	37.5	31.3
Net earnings including noncontrolling interests	56.5	459.0
Less: Net earnings attributable to noncontrolling interests	11.3	24.2
Net earnings attributable to Mosaic	$45.2	$434.8
Basic net earnings per share attributable to Mosaic	$0.14	$1.30
Basic weighted average number of shares outstanding	322.1	335.4
Diluted net earnings per share attributable to Mosaic	$0.14	$1.28
Diluted weighted average number of shares outstanding	323.5	338.7
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Net earnings including noncontrolling interest	$56.5	$459.0
Other comprehensive income (loss), net of tax
Foreign currency translation (loss) gain	(129.7)	29.4
Net actuarial gain and prior service cost	0.8	0.4
Realized gain on interest rate swap	—	0.5
Net (loss) on marketable securities held in trust fund	(10.3)	16.6
Other comprehensive (loss) income	(139.2)	46.9
Comprehensive (loss) income	(82.7)	505.9
Less: Comprehensive income attributable to noncontrolling interest	10.5	24.9
Comprehensive (loss) income attributable to Mosaic	$(93.2)	$481.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$336.7	$348.8
Receivables, net, including affiliate receivables of $118.3 and $240.1, respectively	1,212.6	1,269.2
Inventories	2,603.0	2,523.2
Other current assets	502.9	603.8
Total current assets	4,655.2	4,745.0
Property, plant and equipment, net of accumulated depreciation of $10,061.7 and $9,914.1, respectively	13,461.3	13,585.4
Investments in nonconsolidated companies	932.0	909.0
Goodwill	1,117.8	1,138.6
Deferred income taxes	1,120.4	1,079.2
Other assets	1,586.3	1,575.6
Total assets	$22,873.0	$23,032.8
Liabilities and Equity
Current liabilities:
Short-term debt	$1,203.7	$399.7
Current maturities of long-term debt	128.7	130.1
Structured accounts payable arrangements	267.1	399.9
Accounts payable, including affiliate payables of $117.9 and $245.2, respectively	850.4	1,166.9
Accrued liabilities	1,570.5	1,777.1
Total current liabilities	4,020.4	3,873.7
Long-term debt, less current maturities	3,221.7	3,231.6
Deferred income taxes	1,039.1	1,065.5
Other noncurrent liabilities	2,428.0	2,429.2
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 394,563,599 shares issued and 321,392,799 shares outstanding as of March 31, 2024, 393,875,241 shares issued and 324,103,141 shares outstanding as of December 31, 2023	3.2	3.2
Capital in excess of par value	—	—
Retained earnings	14,109.0	14,241.9
Accumulated other comprehensive loss	(2,093.3)	(1,954.9)
Total Mosaic stockholders' equity	12,018.9	12,290.2
Noncontrolling interests	144.9	142.6
Total equity	12,163.8	12,432.8
Total liabilities and equity	$22,873.0	$23,032.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$56.5	$459.0
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	241.1	220.0
Deferred and other income taxes	(75.3)	(1.2)
Equity in net (earnings) of nonconsolidated companies, net of dividends	(22.5)	(6.3)
Accretion expense for asset retirement obligations	27.2	22.8
Share-based compensation expense	9.3	12.4
Unrealized loss on derivatives	32.6	5.9
Foreign currency adjustments	94.9	(51.3)
Gain on sale of business	—	(56.5)
Other	19.7	31.5
Changes in assets and liabilities:
Receivables, net	30.8	310.7
Inventories	(114.9)	241.2
Other current and noncurrent assets	55.0	(194.3)
Accounts payable and accrued liabilities	(477.7)	(841.6)
Other noncurrent liabilities	43.3	(3.3)
Net cash (used in) provided by operating activities	(80.0)	149.0
Cash Flows from Investing Activities:
Capital expenditures	(383.0)	(321.5)
Purchases of available-for-sale securities - restricted	(624.7)	(604.6)
Proceeds from sale of available-for-sale securities - restricted	619.8	591.2
Proceeds from sale of business	—	158.4
Acquisition of business	—	(41.0)
Other	0.1	(3.9)
Net cash used in investing activities	(387.8)	(221.4)
Cash Flows from Financing Activities:
Payments of short-term debt	(4,596.2)	(3,127.9)
Proceeds from issuance of short-term debt	4,900.4	3,356.5
Payments of inventory financing arrangement	(200.3)	—
Proceeds from inventory financing arrangement	701.2	400.8
Payments of structured accounts payable arrangements	(226.1)	(381.2)
Proceeds from structured accounts payable arrangements	90.9	169.8
Collections of transferred receivables	101.6	608.2
Payments of transferred receivables	(100.6)	(607.0)
Payments of long-term debt	(15.4)	(15.0)
Repurchases of stock	(108.4)	(456.0)
Cash dividends paid	(69.7)	(152.4)
Dividends paid to non-controlling interest	(8.2)	—
Other	(11.3)	(4.8)
Net cash provided by (used in) financing activities	457.9	(209.0)
Effect of exchange rate changes on cash	(3.8)	4.3
Net change in cash, cash equivalents and restricted cash	(13.7)	(277.1)
Cash, cash equivalents and restricted cash - December 31	360.8	754.1
Cash, cash equivalents and restricted cash - March 31	$347.1	$477.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$336.7	$464.8
Restricted cash in other current assets	2.4	9.8
Restricted cash in other assets	8.0	2.4
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$347.1	$477.0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $10.6 and $7.5 for the three months ended March 31, 2024 and 2023, respectively)	$17.1	$7.9
Income taxes (net of refunds)	98.6	225.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	339.1	$3.4	$—	$14,203.4	$(2,152.2)	$139.6	$12,194.2
Total comprehensive income	—	—	—	434.8	46.2	24.9	505.9
Vesting of restricted stock units	1.7	—	—	(53.3)	—	—	(53.3)
Stock based compensation	—	—	12.4	—	—	—	12.4
Share repurchases, including tax of $3.5 million	(8.7)	(0.1)	(12.4)	(439.0)	—	—	(451.5)
Dividends ($0.45 per share)	—	—	—	(149.4)	—	—	(149.4)
Equity from noncontrolling interests	—	—	—	—	—	(1.8)	(1.8)
Balance as of March 31, 2023	332.1	$3.3	$—	$13,996.5	$(2,106.0)	$162.7	$12,056.5

Balance as of December 31, 2023	324.1	$3.2	$—	$14,241.9	$(1,954.9)	$142.6	$12,432.8
Total comprehensive income	—	—	—	45.2	(138.4)	10.5	(82.7)
Vesting of restricted stock units	0.7	—	—	(10.4)	—	—	(10.4)
Stock based compensation	—	—	9.3	—	—	—	9.3
Share repurchases, including tax of $0.9 million	(3.4)	—	(9.3)	(100.0)	—	—	(109.3)
Dividends ($0.21 per share)	—	—	—	(67.7)	—	—	(67.7)
Dividends for noncontrolling interests	—	—	—	—	—	(8.2)	(8.2)
Balance as of March 31, 2024	321.4	$3.2	$—	$14,109.0	$(2,093.3)	$144.9	$12,163.8
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
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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
3. Recently Issued Accounting Guidance
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a buyer in a supplier financing program make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. We adopted this standard as of January 1, 2023, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023 and which we will adopt in 2024. We have historically presented supplier financing programs separately on the face of the balance sheet as structured accounts payable arrangements and disclosed key terms of such programs. As such, adoption of this standard did not impact our balance sheet presentation or footnote disclosures.
In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023 (our fiscal 2024), and interim periods within fiscal years beginning after December 15, 2024 (our fiscal 2025), with early adoption permitted. The amendments would be applied retrospectively to all prior periods presented in the financial statements. We will adopt this in 2024 and expect adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our consolidated financial statements.
In December 2023, the FASB issued guidance to provide more disaggregation of income tax disclosures on the reconciliations of the income tax rate and income taxes paid. We are required to adopt the guidance in the first quarter of fiscal 2025, although early adoption is permitted. We are currently evaluating the disclosure requirements related to the new standard.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2024	December 31, 2023
Other current assets
Income and other taxes receivable	$259.5	$269.3
Prepaid expenses	231.9	284.3
Other	11.5	50.2
	$502.9	$603.8

Other assets
Restricted cash	$8.0	$3.4
MRO inventory	173.3	166.3
Marketable securities held in trust	700.5	708.6
Operating lease right-of-use assets	224.5	229.8
Indemnification asset	24.7	20.9
Long-term receivable	21.2	21.8
Cloud computing cost	156.9	138.9
Other	277.2	285.9
	$1,586.3	$1,575.6

Accrued liabilities
Accrued dividends	$70.3	$72.3
Payroll and employee benefits	124.6	182.6
Asset retirement obligations	389.2	377.4
Customer prepayments(a)	234.5	261.8
Accrued income and other taxes	76.6	190.0
Operating lease obligation	63.0	65.3
Other	612.3	627.7
	$1,570.5	$1,777.1

Other noncurrent liabilities
Asset retirement obligations	$1,812.9	$1,836.0
Accrued pension and postretirement benefits	117.6	168.1
Operating lease obligation	164.8	119.7
Unrecognized tax benefits	30.3	30.5
Other	302.4	274.9
	$2,428.0	$2,429.2
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2024	2023
Net income attributable to Mosaic	$45.2	$434.8
Basic weighted average number of shares outstanding	322.1	335.4
Dilutive impact of share-based awards	1.4	3.3
Diluted weighted average number of shares outstanding	323.5	338.7
Basic net income per share attributable to Mosaic	$0.14	$1.30
Diluted net income per share attributable to Mosaic	$0.14	$1.28
A total of 0.6 million shares of common stock subject to issuance related to share-based awards for the three months ended March 31, 2024, and 0.2 million for the three months ended March 31, 2023 have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	March 31, 2024	December 31, 2023
Raw materials	$97.0	$135.8
Work in process	964.3	964.8
Finished goods	1,276.7	1,178.0
Final price deferred(a)	90.7	61.5
Operating materials and supplies	174.3	183.1
	$2,603.0	$2,523.2
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $1.1 billion as of March 31, 2024 and December 31, 2023, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2023	$1,026.9	$99.6	$12.1	$1,138.6
Foreign currency translation	(19.9)	(0.9)	—	(20.8)
Balance as of March 31, 2024	$1,007.0	$98.7	$12.1	$1,117.8

We will perform our next annual goodwill impairment analysis for each of our reporting units as of October 31, 2024. Subsequent to our 2023 annual evaluation, on December 28, 2023, Brazil enacted a tax law change that eliminates the VAT preference starting in 2024. While we are assessing the full impact of this change along with outlook for the business, the current estimated fair value of our Mosaic Fertilizantes reporting unit is not in significant excess of its carrying value. Because we currently believe that our long-term financial goals will be achieved, we concluded that the goodwill assigned to this reporting unit was not impaired, but could be at risk of future impairment.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of March 31, 2024, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$5.4	$—	$—	$5.4
Level 2
Corporate debt securities	200.7	1.1	(8.4)	193.4
Municipal bonds	203.3	1.1	(4.8)	199.6
U.S. government bonds	284.1	0.2	—	284.3
Total	$693.5	$2.4	$(13.2)	$682.7

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.0	$—	$—	$1.0
Level 2
Corporate debt securities	204.6	1.9	(8.4)	198.1
Municipal bonds	206.9	1.9	(4.1)	204.7
U.S. government bonds	268.6	11.5	(0.3)	279.8
Total	$681.1	$15.3	$(12.8)	$683.6

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$20.4	$(0.2)	$5.4	$(0.1)
Municipal bonds	44.7	(0.4)	42.3	(0.2)
U.S. government bonds	57.2	—	26.4	(0.3)
	$122.3	$(0.6)	$74.1	$(0.6)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$106.1	$(8.2)	$121.5	$(8.3)
Municipal bonds	99.1	(4.4)	84.1	(3.9)
U.S. government bonds	—	—	—	—
	$205.2	$(12.6)	$205.6	$(12.2)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2024. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

March 31, 2024
Due in one year or less	$19.8
Due after one year through five years	234.2
Due after five years through ten years	376.3
Due after ten years	47.0
Total debt securities	$677.3
For the three months ended March 31, 2024 and 2023, realized gains were $10.6 million and $5.1 million, respectively, and realized losses were $6.8 million and $13.4 million, respectively.

9. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of March 31, 2024 and December 31, 2023, we had financed inventory of $500.9 million and zero, respectively, under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Receivable Purchasing Arrangement
We finance certain accounts receivable through a Receivable Purchasing Agreement (“RPA”) with banks whereby, from time-to-time, we sell the receivables to bank counterparties. The net face value of the purchased receivables may not exceed $600 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. The receivables sold under the RPA are accounted for as a true sale. Upon sale, these receivables are removed from the Condensed Consolidated Balance Sheets. Cash received is presented as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
During the three months ended March 31, 2024, the Company sold approximately $125.9 million of accounts receivable under this arrangement. During the three months ended March 31, 2023, the Company sold approximately $607.1 million. Discounts on sold receivables were not material for any period presented. Following the sale to the banks, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of March 31, 2024, $1.0 million had been collected but not yet remitted to the bank. As of December 31, 2023, there was no amount outstanding to be remitted to the banks. Any outstanding amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 105 to 151 days from date of shipment. As of March 31, 2024 and December 31, 2023, the total structured accounts payable arrangements were $267.1 million and $399.9 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We plan to use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of March 31, 2024, we had $698.5 million outstanding under this program, with a weighted average interest rate of 5.59% and remaining average term of 15 days. As of December 31, 2023, we had $399.5 million outstanding under this program, with a weighted average interest rate of 5.62% and a remaining average term of nine days.
Term Loan Facility
In May 2023, we entered into a 10-year senior unsecured term loan facility whereby we can draw up to $700 million. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of March 31, 2024, $500 million has been drawn under this facility. Interest rates for the term loan are variable and are based on the Secured Overnight Financing Rate (“SOFR”) plus credit spread adjustments.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
A reconciliation of our AROs is as follows:

(in millions)	March 31, 2024	December 31, 2023
AROs, beginning of period	$2,213.4	$1,905.6
Liabilities incurred	8.8	22.9
Liabilities settled	(49.5)	(198.5)
Accretion expense	27.2	96.1
Revisions in estimated cash flows	14.2	365.1
Foreign currency translation	(12.0)	22.2
AROs, end of period	2,202.1	2,213.4
Less current portion	389.2	377.4
Non-current portion of AROs	$1,812.9	$1,836.0
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
EPA RCRA Initiative. On September 30, 2015, we and our subsidiary, Mosaic Fertilizer, LLC (“Mosaic Fertilizer”), reached agreements with the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Justice (“DOJ”), the Florida Department of Environmental Protection (“FDEP”) and the Louisiana Department of Environmental Quality on the terms of two consent decrees (collectively, the “2015 Consent Decrees”) to resolve claims relating to our management of certain waste materials onsite at our Riverview, New Wales, Green Bay, South Pierce and Bartow fertilizer manufacturing facilities in Florida, and our Faustina and Uncle Sam facilities in Louisiana. This followed a 2003 announcement by the EPA Office of Enforcement and Compliance Assurance that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. As discussed below, a separate consent decree was previously entered into with the EPA and the FDEP with respect to RCRA compliance at the Plant City, Florida phosphate concentrates facility (the “Plant City Facility”) that we acquired as part of our acquisition of the Florida phosphate assets and assumption of certain related liabilities of CF Industries, Inc. (“CF”).
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
As of March 31, 2024 and December 31, 2023, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $370.6 million and $361.8 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the three months ended March 31, 2024, gross unrecognized tax benefits increased by $0.7 million to $25.1 million. The increase is primarily related to recording reserves offset by settlements which occurred during the period. If recognized, approximately $21.9 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $6.5 million and $6.4 million as of March 31, 2024 and December 31, 2023, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended March 31, 2024, discrete tax items recorded in tax expense was a benefit of approximately $0.8 million. The net tax benefit consisted primarily of share-based excess benefit, true up of estimates, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, changes in valuation allowances, withholding tax expense and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, the gross asset position of our derivative instruments was $5.1 million and $36.4 million, respectively, and the gross liability position of our liability instruments was $18.6 million and $17.2 million, respectively.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2024	December 31, 2023
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	2,099.4	2,418.7
Natural gas derivatives	Commodity	MMbtu	12.2	17.1
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2024 and December 31, 2023 was $16.8 million and $15.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2024, we would have been required to post an additional $12.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2024 and December 31, 2023, the gross asset position of our foreign currency derivative instruments was $5.1 million and $36.4 million, respectively, and the gross liability position of our foreign currency derivative instruments was $10.8 million and $8.0 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts and swaps. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. The gross asset position of our commodity derivative instruments was zero as of March 31, 2024 and December 31, 2023, and the gross liability position of our commodity instruments was $7.8 million and $9.2 million as of March 31, 2024 and December 31, 2023, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of March 31, 2024.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$336.7	$336.7	$348.8	$348.8
Accounts receivable	1,212.6	1,212.6	1,269.2	1,269.2
Accounts payable	850.4	850.4	1,166.9	1,166.9
Structured accounts payable arrangements	267.1	267.1	399.9	399.9
Short-term debt	1,203.7	1,203.7	399.7	399.7
Long-term debt, including current portion	3,350.4	3,320.4	3,361.7	3,364.1
For cash and cash equivalents, accounts receivables, accounts payable, structured accounts payable arrangements and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. Included in long-term debt is floating rate debt of $500 million. Our floating rate debt is non-public, bears a variable SOFR-based rate and consists of our borrowings under our term loan facility. The fair value of our floating rate debt approximates the carrying value and is estimated based on market-based inputs, including interest rates and credit spreads, which results in a Level 2 classification. The fair value of fixed rate long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy,

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
depending on the market liquidity of the debt. For information regarding the fair value of our marketable securities held in trusts, see Note 8 of our Notes to Consolidated Financial Statements.
14. Share Repurchases
In 2022, our Board of Directors approved two share repurchase programs for a total of $3.0 billion. Our repurchase programs allow the Company to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise, and have no set expiration date.
During the three months ended March 31, 2024, we repurchased 3,398,700 shares of Common Stock in the open market for approximately $108.4 million, at an average purchase price of $31.89.
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
During the three months ended March 31, 2023, we repurchased 8,690,936 shares of Common Stock in the open market for approximately $448.0 million at an average purchase price of $51.55. This includes 5,624,574 shares purchased under the 2023 ASR agreement.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, our ability to access capital resources, our liquidity and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three months ended March 31, 2024 and March 31, 2023:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended March 31, 2024
Balance at December 31, 2023	$(1,930.2)	$(33.0)	$8.1	$0.2	$(1,954.9)
Other comprehensive income (loss)	(125.5)	1.3	—	(13.3)	(137.5)
Tax (expense) benefit	(4.2)	(0.5)	—	3.0	(1.7)
Other comprehensive income (loss), net of tax	(129.7)	0.8	—	(10.3)	(139.2)
Other comprehensive income (loss) attributable to noncontrolling interest	0.8	—	—	—	0.8
Balance as of March 31, 2024	$(2,059.1)	$(32.2)	$8.1	$(10.1)	$(2,093.3)

Three Months Ended March 31, 2023
Balance at December 31, 2022	$(2,082.3)	$(53.1)	$6.7	$(23.5)	$(2,152.2)
Other comprehensive income (loss)	30.0	0.6	0.5	21.5	52.6
Tax (expense) benefit	(0.6)	(0.2)	—	(4.9)	(5.7)
Other comprehensive income (loss), net of tax	29.4	0.4	0.5	16.6	46.9
Other comprehensive income (loss) attributable to noncontrolling interest	(0.7)	—	—	—	(0.7)
Balance as of March 31, 2023	$(2,053.6)	$(52.7)	$7.2	$(6.9)	$(2,106.0)
16. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of March 31, 2024 and December 31, 2023, the net amount due to our non-consolidated companies totaled $0.9 million and $0.8 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended March 31,
	2024	2023
Transactions with related parties included in net sales(a)	$236.6	$445.9
Transactions with related parties included in cost of goods sold(b)	260.8	396.8
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex and MWSPC by our Mosaic Fertilizantes segment and India and China distribution businesses.
As part of the MWSPC joint venture, we market approximately 25% of MWSPC production. Marketing fees of approximately $3.3 million and $5.7 million are included in revenue for the three months ended March 31, 2024 and 2023, respectively.
17. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $262.7 million and $203.2 million as of March 31, 2024 and December 31, 2023, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
New Wales Phase II East Stack. In April 2022, we confirmed the presence of a cavity in and liner tear beneath the southern part of the active phosphogypsum stack at the Company’s New Wales facility in Florida. This resulted in process water draining beneath the stack. The circumstances were reported to the FDEP and the EPA. Phase I of the repairs, consisting of stabilizing the cavity by depositing low pressure grout into it, began in July 2022 and now is complete. Phase II work, which consists of injecting high pressure grout beneath the stack to restore the geological confining layer beneath it, began in early in 2023 and the work is now complete.
As of March 31, 2024, we have a reserve of $24.8 million for estimated water management and other costs associated with this event. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any.
New Wales Phase II West Stack. In October 2023, we observed a series of seismic acoustic emissions and changes to piezometric water levels in a part of the Phase II West phosphogypsum stack at the New Wales, Florida facility. These observations may be an indication of a breach in the stack liner system and were reported to the FDEP and EPA. We are developing and then will execute an investigation plan to evaluate conditions in the stack. The area of the stack is not in use for either process water storage or additional gypsum placement. It lies within a zone of capture of a recovery groundwater well, which is operating as intended. No offsite impacts are known or expected.
As of March 31, 2024, we have a reserve of $119.4 million for estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
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
A memorandum of understanding has been executed by the State of Louisiana and the plaintiff parishes that filed suit against Mosaic and its corporate predecessors on one hand, and Mosaic Global Holdings Inc. and its third-party indemnitors on the other hand (“MOU”) to resolve all claims among the parties. The initial funding obligations under the MOU have been made in accordance with the provision of the MOU and dismissals with prejudice have been filed in all cases where final jurisdiction is established. Two cases remain subject to jurisdictional appeals; however, those cases shall be dismissed with prejudice upon a final decision confirming jurisdiction. Terms of the MOU include the possibility of additional fixed obligations pending legislative acts, however to the extent those fixed obligations include any additional funding those obligations are expected to be undertaken by third-party indemnitors and/or insurers.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $709.9 million. We estimate that our probable aggregate loss with respect to these claims is approximately $77.2 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at March 31, 2024. Approximately $499.2 million of the foregoing maximum potential loss relates to labor claims, of which approximately $65.7 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at March 31, 2024.
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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $605.9 million, of which $166.0 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $375.8 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.

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
Segment information for the three months ended March 31, 2024 and 2023 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended March 31, 2024
Net sales to external customers	$1,023.0	$634.7	$886.4	$135.3	$2,679.4
Intersegment net sales	145.7	8.4	—	(154.1)	—
Net sales	1,168.7	643.1	886.4	(18.8)	2,679.4
Gross margin	159.4	211.7	75.2	(47.1)	399.2
Canadian resource taxes	—	64.5	—	—	64.5
Gross margin (excluding Canadian resource taxes)	159.4	276.2	75.2	(47.1)	463.7
Operating earnings (loss)	40.3	198.0	42.0	(107.4)	172.9
Capital expenditures	197.7	96.7	81.8	6.8	383.0
Depreciation, depletion and amortization expense	116.9	81.7	40.0	2.5	241.1
Three months ended March 31, 2023
Net sales to external customers	$1,088.9	$900.4	$1,343.3	$271.7	$3,604.3
Intersegment net sales	293.2	6.2	—	(299.4)	—
Net sales	1,382.1	906.6	1,343.3	(27.7)	3,604.3
Gross margin	259.3	413.3	(1.1)	(1.1)	670.4
Canadian resource taxes	—	120.8	—	—	120.8
Gross margin (excluding Canadian resource taxes)	259.3	534.1	(1.1)	(1.1)	791.2
Operating earnings (loss)	266.2	401.5	(32.1)	(91.0)	544.6
Capital expenditures	141.7	92.8	86.7	0.3	321.5
Depreciation, depletion and amortization expense	116.6	69.6	31.6	2.2	220.0
Total Assets
As of March 31, 2024	$10,437.0	$8,628.4	$5,047.4	$(1,239.8)	$22,873.0
As of December 31, 2023	10,295.9	8,971.9	5,256.3	(1,491.3)	23,032.8

______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three months ended March 31, 2024, distribution operations in India and China collectively had revenue of $129.3 million, and gross margin of $7.6 million. For the three months ended March 31, 2023, distribution operations in India and China collectively had revenue of $266.8 million, and gross margin of $(10.8) million.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Net sales(a):
Brazil	$852.8	$1,300.6
Canpotex(b)	220.8	431.3
Canada	142.0	81.1
China	124.0	145.4
Japan	41.3	38.5
Paraguay	36.9	45.6
Colombia	32.6	39.0
Mexico	22.4	77.7
Australia	16.9	20.3
Peru	11.6	6.7
Argentina	11.2	18.9
India	7.2	121.4
Honduras	5.0	8.0
Other	10.5	21.1
Total international countries	1,535.2	2,355.6
United States	1,144.2	1,248.7
Consolidated	$2,679.4	$3,604.3
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex is the export association of two Saskatchewan potash producers. Canpotex annualized sales to the ultimate third-party customers are approximately: 35% to customers based in Brazil, 12% to customers based in China, 9% to customers in Bangladesh, 7% to customers based in India, and 37% to customers based in the rest of the world.
Net sales by product type are as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Sales by product type:
Phosphate Crop Nutrients	$671.1	$896.5
Potash Crop Nutrients	682.6	1,015.3
Crop Nutrient Blends	352.2	653.4
Performance Products(a)	466.8	540.5
Phosphate Rock	40.8	40.8
Other(b)	465.9	457.8
	$2,679.4	$3,604.3
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Subsequent Event
On April 29, 2024, Saudi Arabian Mining Company (“Ma’aden”) and Mosaic entered into a Share Purchase and Subscription Agreement to exchange our 25% ownership of the Ma'aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden. The shares received by Mosaic are subject to transfer and sale restrictions, which would be released over a five-year period. We expect this transaction to close later in 2024.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2023 (the “10-K Report”) and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended
	March 31,		2024-2023
(in millions, except per share data)	2024	2023	Change	Percent
Net sales	$2,679.4	$3,604.3	$(924.9)	(26)%
Cost of goods sold	2,280.2	2,933.9	(653.7)	(22)%
Gross margin	399.2	670.4	(271.2)	(40)%
Gross margin percentage	15%	19%
Selling, general and administrative expenses	106.8	127.7	(20.9)	(16)%
Other operating expense (income)	119.5	(1.9)	121.4	NM
Operating earnings	172.9	544.6	(371.7)	(68)%
Interest expense, net	(48.0)	(41.1)	(6.9)	17%
Foreign currency transaction (loss) gain	(100.3)	51.4	(151.7)	NM
Other income (expense)	0.6	(8.9)	9.5	NM
Earnings from consolidated companies before income taxes	25.2	546.0	(520.8)	(95)%
Provision for income taxes	6.2	118.3	(112.1)	(95)%
Earnings from consolidated companies	19.0	427.7	(408.7)	(96)%
Equity in net earnings of nonconsolidated companies	37.5	31.3	6.2	20%
Net earnings including noncontrolling interests	56.5	459.0	(402.5)	(88)%
Less: Net earnings attributable to noncontrolling interests	11.3	24.2	(12.9)	(53)%
Net earnings attributable to Mosaic	$45.2	$434.8	$(389.6)	(90)%
Diluted net earnings per share attributable to Mosaic	$0.14	$1.28	$(1.14)	(89)%
Diluted weighted average number of shares outstanding	323.5	338.7

Overview of Consolidated Results for the three months ended March 31, 2024 and 2023
For the three months ended March 31, 2024, Mosaic had net income of $45.2 million, or $0.14 per diluted share, compared to net income of $434.8 million, or $1.28 per diluted share, for the prior year period. Net sales for the three months ended March 31, 2024 decreased 26% compared to the same period of the prior year, driven primarily by lower average selling prices, as discussed further below. Net income for the three months ended March 31, 2024 was also negatively impacted by a foreign currency transaction loss of $100.3 million, compared to a foreign currency transaction gain of $51.4 million in the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In our Phosphate segment, operating results for the three months ended March 31, 2024 were negatively impacted by lower average selling prices and lower sales volumes compared to the prior year period. Although average selling prices were lower than the same period of the prior year, they have trended upwards since the third quarter of 2023, driven by demand and a strong spring application season in North America. Since March 31, 2024, selling prices have softened in North America, as spring buying activity has wound down. Additionally, average selling prices in the current year period were influenced by lower raw material prices, primarily sulfur and ammonia, which are driven by global supply and demand. Sales volumes in the current year period were unfavorably impact by lower production levels resulting from planned maintenance and turnaround activity at our sites. Phosphate operating results were also impacted by an unfavorable product mix, as our sales volumes included a larger proportion of purchased tonnes than the prior year period.
In our Potash segment, operating results for the three months ended March 31, 2024 were unfavorably impacted from lower average selling prices compared to the prior year period, driven by a rebound in global supply. This impact was partially offset by higher sales volumes compared to the prior year period as demand in North America was driven by a strong spring application season in North America in the current year period.
In our Mosaic Fertilizantes segment, operating results for the three months ended March 31, 2024 were favorable compared to the same period in the prior year. While average selling prices and sales volumes declined in the current year period, operating results benefited from lower raw material cost and de-stocking of high priced inventory, which negatively impacted the prior year period. Sales volumes were down compared to the prior year period as a result of deferred customer demand in the Brazil agricultural market.
In addition to the items referenced above,
•During the quarter ended March 31, 2024, we repurchased 3,398,700 shares of Common Stock in the open market for approximately $108.4 million at an average purchase price of $31.89.
•Subsequent to quarter end, on April 29, 2024, we entered into an agreement with Saudi Arabian Mining Company (“Ma’aden”) to exchange our 25% ownership of the Ma'aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden which are currently valued at approximately $1.5 billion. We expect this transaction to close later in 2024.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2024-2023
(in millions, except price per tonne or unit)	2024	2023	Change	Percent
Net sales:
North America	$1,015.8	$924.8	$91.0	10%
International	152.9	457.3	(304.4)	(67)%
Total	1,168.7	1,382.1	(213.4)	(15)%
Cost of goods sold	1,009.3	1,122.8	(113.5)	(10)%
Gross margin	$159.4	$259.3	$(99.9)	(39)
Gross margin as a percentage of net sales	14%	19%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	900	1,022	(122)	(12)%
Performance and Other(b)	744	814	(70)	(9)%
Total finished product tonnes	1,644	1,836	(192)	(10)%
Rock	483	371	112	30%
Total Phosphate Segment Tonnes(a)	2,127	2,207	(80)	(4)%
Realized prices ($/tonne)
Average finished product selling price (destination)(c)	$677	$717	$(40)	(6)%
DAP selling price (fob plant)	$598	$660	$(62)	(9)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$404	$605	$(201)	(33)%
Sulfur (long ton)	$142	$236	$(94)	(40)%
Blended rock (metric tonne)	$81	$77	$4	5%
Production volume (in thousands of metric tonnes) - North America	1,577	1,836	(259)	(14)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales.
Three months ended March 31, 2024 and March 31, 2023
The Phosphate segment’s net sales were $1.2 billion for the three months ended March 31, 2024, compared to $1.4 billion for the three months ended March 31, 2023. The decrease in net sales in the current year period was primarily due to lower finished goods sales volumes, which had an unfavorable impact of approximately $125 million, and lower averaged finished goods sales prices, which had an unfavorable impact of approximately $80 million, in each case, compared to the prior year period.
Our average finished product selling price decreased 6% to $677 per tonne for the three months ended March 31, 2024, compared to $717 per tonne in the prior year period, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased to 1.6 million for the three months ended March 31, 2024 compared to 1.8 million in the prior year period, due to the impact of planned maintenance and turnaround activity discussed in the Overview.
Gross margin for the Phosphate segment decreased to $159.4 million for the three months ended March 31, 2024, from $259.3 million for the three months ended March 31, 2023. The decrease in gross margin in the current year period was primarily due to lower sales prices and sales volumes, which unfavorably impacted gross margin by approximately $80 million and $30 million, respectively, compared to the prior year. Gross margin was also unfavorably impacted by approximately $40 million due to higher conversion costs and higher costs of approximately $15 million, related to the timing of planned maintenance and turnaround activity in the current year compared to the prior year period. Additionally, current period gross margin was also unfavorably impacted by approximately $20 million due lower rock sales prices and higher sales volumes at Miski Mayo, higher freight costs of approximately $15 million and approximately $35 million of other costs, primarily related to unfavorable product mix of a higher proportion of purchased tonnes compared to the same period in the prior year. This was partially offset by the favorable impact of lower raw material costs, primarily sulfur and ammonia, of approximately $130 million.
The average consumed price for ammonia for our North America operations decreased 33% to $404 per tonne for the three months ended March 31, 2024, from $605 in the same period a year ago. The average consumed sulfur price for our North America operations decreased 40%, to $142 per long ton, for the three months ended March 31, 2024, from $236 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $81 per tonne for the three months ended March 31, 2024, from $77 per tonne for the three months ended March 31, 2023. For the three months ended March 31, 2024, our North America phosphate rock production increased to 2.4 million tonnes from 2.1 million tonnes during the same period of the prior year.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 14% for the three months ended March 31, 2024 from the prior year period due to planned maintenance and turnaround activity. As a result, our operating rate for processed phosphate production decreased to 64% for the three months ended March 31, 2024, from 74% for the same period in 2023. At the end of the current period, our Riverview, Florida facility experienced a fire which is expected to have a modest impact on production volumes in April 2024.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2024-2023
(in millions, except price per tonne or unit)	2024	2023	Change	Percent
Net sales:
North America	$409.9	$454.1	$(44.2)	(10)%
International	233.2	452.5	(219.3)	(48)%
Total	643.1	906.6	(263.5)	(29)%
Cost of goods sold	431.4	493.3	(61.9)	(13)%
Gross margin	$211.7	$413.3	$(201.6)	(49)%
Gross margin as a percentage of net sales	33%	46%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,927	1,696	231	14%
Performance and Other(b)	236	214	22	10%
Total Potash Segment Tonnes	2,163	1,910	253	13%
Realized prices ($/tonne)
Average finished product selling price (destination)	$297	$475	$(178)	(37)%
MOP selling price (fob mine)	$241	$421	$(180)	(43)%
Production volume (in thousands of metric tonnes)	2,338	1,944	394	20%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.

Three months ended March 31, 2024 and March 31, 2023
The Potash segment’s net sales decreased to $643.1 million for the three months ended March 31, 2024, compared to $906.6 million in the same period a year ago. The decrease was primarily due to lower selling prices, which had an unfavorable impact on net sales of approximately $380 million compared to the same period in the prior year. This was partially offset by higher sales volumes in North America, which favorably impacted net sales by approximately $110 million.
Our average finished product selling price was $297 per tonne for the three months ended March 31, 2024, compared to $475 per tonne for the same period a year ago, as a result of the factor described in the Overview.
The Potash segment’s sales volumes of finished products increased to 2.2 million tonnes for the three months ended March 31, 2024, compared to 1.9 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $211.7 million for the three months ended March 31, 2024, from $413.3 million in the same period of the prior year. The decrease in gross margin in the current year period is primarily due to lower selling prices, which negatively impacted gross margin by approximately $380 million compared to the prior year period. This decrease was partially offset by higher sales volumes, which favorably impacted gross margin by approximately $80 million compared to the prior year, and lower Canadian resource taxes and royalties of $65 million, as discussed below. Lower idle and turnaround costs favorably impacted gross margin by approximately $15 million compared to the prior year, largely due to the idling of our Colonsay, Saskatchewan mine in the prior year period. Gross margin was also favorably impacted by foreign currency impacts of approximately $10 million in the current year period, compared to the same period in the prior year.
We had expense of $64.5 million from Canadian resource taxes for the three months ended March 31, 2024, compared to $120.8 million in the same period a year ago. Canadian royalty expense decreased to $10.1 million for the three months ended March 31, 2024, compared to $18.6 million for the three months ended March 31, 2023. The fluctuations in Canadian resource taxes and royalties are a result of a decrease in our sales revenue and margins.
Our operating rate for potash production was 81% for the current year period, compared to 69% in the prior year period. The increased operating rate reflects higher production across our Canadian mines due to higher capability at our Esterhazy mine and our Colonsay mine operating for a portion of the current year period, versus being temporarily idled in the prior year period.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended
	March 31,		2024-2023
(in millions, except price per tonne or unit)	2024	2023	Change	Percent
Net Sales	$886.4	$1,343.3	$(456.9)	(34)%
Cost of goods sold	811.2	1,344.4	(533.2)	(40)%
Gross margin	$75.2	$(1.1)	$76.3	NM
Gross margin as a percent of net sales	8%	—%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	324	510	(186)	(36)%
Potash produced in Brazil	32	44	(12)	(27)%
Purchased nutrients for distribution	1,359	1,526	(167)	(11)%
Total Mosaic Fertilizantes Segment Tonnes	1,715	2,080	(365)	(18)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$517	$646	$(129)	(20)%
Brazil MAP price (delivered price to third party)	$581	$669	$(88)	(13)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	68	146	(78)	(53)%
MicroEssentials® from Mosaic	169	277	(108)	(39)%
Potash from Mosaic/Canpotex	358	235	123	52%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$705	$1,150	$(445)	(39)%
Sulfur (long ton)	$173	$278	$(105)	(38)%
Blended rock (metric tonne)	$115	$124	$(9)	(7)%
Production volume (in thousands of metric tonnes)	897	859	38	4%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
Three months ended March 31, 2024 and March 31, 2023
The Mosaic Fertilizantes segment’s net sales decreased to $886.4 million for the three months ended March 31, 2024, from $1.3 billion in the same period a year ago. The decrease in net sales was due to lower finished product sales prices, which unfavorably impacted net sales by approximately $240 million, and lower finished goods sales volumes, which had an unfavorable impact of approximately $210 million.
Our average finished product selling price was $517 per tonne for the three months ended March 31, 2024, compared to $646 per tonne for the same period a year ago, due to the decrease in global sales prices as discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 18% for the three months ended March 31, 2024, compared to the same period a year ago, due to deferred customer demand in Brazil.
Gross margin for the Mosaic Fertilizantes segment increased to $75.2 million for the three months ended March 31, 2024, from $(1.1) million in the same period of the prior year. The increase in gross margin was primarily due to lower costs, which had a favorable impact of $310 million, driven by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business. This was partially offset by approximately $240 million related to the decrease in average selling prices during the current year period.
The average consumed price for ammonia for our Brazilian operations decreased to $705 per tonne for the three months ended March 31, 2024, compared to $1,150 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $173 per long ton for the three months ended March 31, 2024, compared to $278 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 4% for the three months ended March 31, 2024 compared to the prior year period. For the three months ended March 31, 2024, our phosphate operating rate increased to 79%, compared to 78% in the same period of the prior year.
For the three months ended March 31, 2024 and 2023, our Brazilian phosphate rock production was 0.9 million tonnes.
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
For the three months ended March 31, 2024, gross margin for Corporate, Eliminations and Other was $(47.1) million, compared to $(1.1) million for the same period in the prior year. Gross margin was unfavorably impacted by a net unrealized loss on derivatives of approximately $30 million in the current year period, primarily of foreign currency derivatives, compared to a net unrealized loss of approximately $1 million in the prior year period. Sales in China and India, collectively, resulted in revenue of $129.3 million and gross margin of $7.6 million in the current year period, compared to revenue of $266.8 million and gross margin of $(10.8) million in the prior year period. China and India gross margin was favorably impacted by lower product costs in the current year period compared to the prior year which was partially offset by the impact of lower selling prices compared to the prior year period.
Other Income Statement Items

	Three months ended
	March 31,		2024-2023
(in millions)	2024	2023	Change	Percent
Selling, general and administrative expenses	$106.8	$127.7	$(20.9)	(16)%
Other operating expense (income)	119.5	(1.9)	121.4	NM
Interest expense	(58.2)	(50.2)	(8.0)	16%
Interest income	10.2	9.1	1.1	12%
Interest expense, net	(48.0)	(41.1)	(6.9)	17%
Foreign currency transaction (loss) gain	(100.3)	51.4	(151.7)	NM
Other income (expense)	0.6	(8.9)	9.5	NM
Provision for income taxes	6.2	118.3	(112.1)	(95)%
Equity in net earnings of nonconsolidated companies	37.5	31.3	6.2	20%
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 decreased $20.9 million compared to the same period of prior year, primarily due to lower incentive compensation costs of approximately $23 million compared to the prior year period.

Other Operating Expense
For the three months ended March 31, 2024, we had other operating expense of $119.5 million, compared to other operating income of $1.9 million for the same period of the prior year. The change from the prior year was primarily due to an increase in environmental reserves in our Phosphate segment of approximately $71 million in the current year period. The prior year period included a gain of approximately $57 million related to the sale of the Streamsong Resort.
Interest Expense, Net
For the three months ended March 31, 2024, net interest expense increased to $48.0 million, compared to $41.1 million the same period of the prior year. The increase was primarily due to higher short term debt levels in the current year period.
Foreign Currency Transaction Gain
We recorded a foreign currency transaction loss of $100.3 million for the three months ended March 31, 2024, compared to a gain of $51.4 million for the same period in the prior year. For the three months ended March 31, 2024, the loss was the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries, and the impact of the U.S. dollar relative to the Canadian dollar on significant intercompany loans.
Other Expense
For the three and nine months ended March 31, 2024, we had other income of $0.6 million compared to expense of $8.9 million and for the same period in the prior year. The prior year expense for the three month period primarily related to realized losses on the marketable securities held in the RCRA Trusts of approximately $8 million.
Equity in Net Earnings of Nonconsolidated Companies
For the three months ended March 31, 2024, we had equity in net earnings of nonconsolidated companies of $37.5 million compared to $31.3 million for the same period in the prior year. These results were primarily related to the operations of MWSPC.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
March 31, 2024	24.6%	$6.2
March 31, 2023	21.7%	$118.3
For the three months ended March 31, 2024, income tax expense was $6.2 million and the effective tax rate was 24.6%.
For the three months ended March 31, 2024, discrete tax items recorded in tax expense was a benefit of approximately $0.8 million. The net tax benefit consisted primarily of share-based excess benefit, true up of estimates and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, changes in valuation allowances, withholding tax expense and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $336.7 million, short-term debt of $1.2 billion, long-term debt, including current maturities, of approximately $3.4 billion, and stockholders’ equity of approximately $12.2 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the three months ended March 31, 2024, we returned cash to shareholders through share repurchases of $108.4 million and cash dividends of $69.7 million, and invested $383.0 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for the next 12 months and beyond. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of March 31, 2024, we had $2.49 billion available under our $2.50 billion committed revolving credit facility, approximately $650.0 million available under our uncommitted facilities and had $1.8 billion available under our $2.5 billion commercial paper program that is backed by the revolving credit facility. We consider amounts borrowed under our commercial paper program as a reduction of availability under our revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 11 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of March 31, 2024.
All of our cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2024. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash used in or provided by operating activities, net cash used in investing activities, and net cash used in or provided by financing activities for the three months ended March 31, 2024 and March 31, 2023:

(in millions)	Three months ended
	March 31,		2024-2023
Cash Flow	2024	2023	Change	Percent
Net cash (used in) provided by operating activities	$(80.0)	$149.0	$(229.0)	NM
Net cash used in investing activities	(387.8)	(221.4)	(166.4)	75%
Net cash provided by (used in) financing activities	457.9	(209.0)	666.9	NM
Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $80.0 million, compared to net cash provided by operating activities of $149.0 million for the same period in the prior year. Our results of operations, after non-cash adjustments, contributed $383.5 million to cash flows from operating activities during the three months ended March 31, 2024, compared to $636.3 million as computed on the same basis for the prior year period. During the three months ended March 31,

2024, we had an unfavorable change in assets and liabilities of $463.5 million, compared to an unfavorable change of $487.3 million during the three months ended March 31, 2023. The change in assets and liabilities for the three months ended March 31, 2024, was primarily driven by a decrease in accounts payable and accrued liabilities of $477.7 million and an increase in inventories of $114.9 million, partially offset by favorable impacts from decreases in current and noncurrent assets of $55.0 million and accounts receivable of $30.8 million. The decrease in accounts payable and accrued liabilities was primarily related to a decrease in raw material purchase prices, a decrease in customer prepayments in Brazil, payment of taxes and the payment of incentive compensation related to 2023. The increase in inventories was primarily due to lower raw material costs in Phosphate and Mosaic Fertilizantes and building inventory volumes, primarily in Brazil, as they prepare for their high season. The decrease in current and noncurrent assets was primarily due to decreases in taxes receivable and prepaids. The decrease in accounts receivable was primarily related to lower selling prices at the end of the quarter compared to the end of the prior year.
Investing Activities
Net cash used in investing activities was $387.8 million for the three months ended March 31, 2024 compared to $221.4 million for the same period a year ago. We had capital expenditures of $383.0 million for the three months ended March 31, 2024, compared to $321.5 million in the prior year period. The prior year period included net proceeds of $158.4 million from the sale of a business and used cash of $41.0 million to acquire the other 50% of an equity investment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $457.9 million, compared to net cash used in financing activities of $209.0 million for the same period in the prior year. During the three months ended March 31, 2024, we received net proceeds from short-term debt of $304.2 million and had net proceeds of $500.9 million under our inventory financing arrangement. We made repurchases of our Common Stock at an aggregate cost of $108.4 million and paid dividends of $69.7 million. We also made net payments on our structured accounts payable arrangements of $135.2 million and payments on long-term debt of $15.4 million.
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
Environmental, Health, Safety and Security Matters
Federal Jurisdiction Over “Waters of the United States. The Clean Water Act (“CWA” or the “Act”) authorizes federal jurisdiction over “navigable waters,” defined in the Act as “waters of the United States” (“WOTUS”). As it relates to Mosaic’s operations and facilities, the scope of the term WOTUS dictates legal requirements for our national pollutant discharge elimination system wastewater discharge permits and for impacts to surface waters and wetlands associated with our phosphate mining operations. A broad definition of WOTUS, and thus the scope of federal jurisdiction, increases the time required to identify wetlands and waterways subject to federal regulatory and permitting requirements, and the amount and type of mitigation required to compensate for impacts to jurisdictional WOTUS caused by our mining operations.
On May 25, 2023, the U.S. Supreme Court issued its opinion in the Sackett v EPA case, which significantly limits water features that can be considered WOTUS and therefore subject to CWA Section 404 jurisdiction. The Court held that the CWA extends only to those wetlands that are “as a practical matter indistinguishable from waters of the United States”. The Sackett decision is binding nationwide as to the determination of which wetlands and waters are subject to the CWA.

The Sackett decision invalidated the January 18, 2023 definition of WOTUS promulgated by the EPA, which had expanded federal jurisdiction. In response to Sackett, on August 29, 2023, the Environmental Protection Agency (“EPA”) issued a final rule intended to conform its definition of WOTUS to the Sackett decision. The conforming rule became effective on September 8, 2023.

As a result of ongoing litigation, the January 2023 WOTUS rule, as conformed by the September 2023 rule, is being implemented only in 23 states, the District of Columbia, and the U.S. Territories. In the other 27 states, WOTUS is interpreted consistent with the pre-2015 regulatory regime in a manner that such states believe complies with the Supreme Court’s Sackett decision.

Clean Water Act 404 Permitting Program. Beginning in 2018, the State of Florida enacted statutory and regulatory changes to allow the State to assume “dredge and fill” permitting under Section 404 of the CWA ("CWA 404 permitting"). In December 2020, the EPA approved Florida’s application to assume CWA 404 permitting and the State began issuing 404 permits for projects impacting assumed waters in the State. A group of Non-Governmental Organizations (“NGOs”) filed suit in early 2021 seeking to invalidate the EPA’s approval and to return CWA 404 permitting to the federal government.

On February 15, 2024, the District Court entered an Order granting the relief requested by the NGOs. Because of the decision, the U.S. Army Corps of Engineers (“Corps”) became the only entity in the State with authority to issue CWA 404 permits. On April 12, 2024, the District Court entered final judgment on the NGO’s claims that now can be appealed. Attorneys for the State have indicated that it plans to file an appeal and request an emergency stay of the District Court’s decision; a stay that would return CWA 404 permitting to the State.

If the appeal is not successful, CWA 404 permitting for most of Mosaic’s proposed Florida mining projects and some improvements to our concentrates facilities would be handled by the Corps. Returning the CWA 404 program to the Corps is likely to result in delays in the permitting process, due to coordination complications and Corps staffing deficiencies, at least over the next 6-12 months. Moreover, all Corps CWA 404 permits are federal actions subject to the National Environmental Policy Act, which is a resource-intensive environmental review that causes additional delays in the permitting process. Corps-issued CWA 404 permits also provide an avenue for legal challenges to be filed in Federal court. Given these recent developments, the schedule for Mosaic’s Florida permitting projects will encounter more delays and face potentially greater legal risk of permit challenges.
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

Forward-Looking Statements
Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about proposed or pending future transactions or strategic plans, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “potential”, “predict”, “project” or “should”. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
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
•the anticipated value of the Ma’aden shares to be issued in the proposed transaction at transaction announcement and at closing, the expected timing and likelihood of completion of the pending Ma’aden transaction, including the inability to receive the required approval by Ma’aden shareholders and other approvals, including potential regulatory approvals, necessary to complete the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the applicable agreement and that there may be a material adverse change with respect to the financial position, performance, operations or prospects of Ma’aden and MWSPC;
•because of political and economic instability, civil unrest or changes in government policies in Brazil, Saudi Arabia, Peru or other countries in which we do business, our operations could be disrupted as higher costs of doing business could result, including those associated with implementation of new freight tables and new mining legislation;
•our inability to effectively implement or convert our operations to the new information systems;
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
As of March 31, 2024 and December 31, 2023, the fair value of our major foreign currency exchange contracts was $(5.8) million and $28.4 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2024				As of December 31, 2023
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Years ending December 31,
	2024	2025	2026		2024	2025
Foreign Currency Exchange Forwards
Canadian Dollar				$(4.6)			$15.5
Notional (million US$) - short Canadian dollars	$255.2	$—	$—		$297.3	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3558	—	—		1.3387	—
Notional (million US$) - long Canadian dollars	$794.3	$251.4	$—		$1,068.5	$120.5
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3446	1.3447	—		1.3430	1.3445
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(1.1)			$14.6
Notional (million US$) - long Brazilian real	$631.0	$—	$—		$741.7	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.0316	—	—		5.0023	—
Indian Rupee				$(0.2)			$(0.3)
Notional (million US$) - short Indian rupee	$78.9	$—	$—		$80.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	83.6596	—	—		83.7458	—
China Renminbi				$0.1			$(1.4)
Notional (million US$) - short China renminbi	$88.6	$—	$—		$110.7	$—
Weighted Average Rate - China renminbi to U.S. dollar	7.1077	—	—		7.1336	—
Total Fair Value				$(5.8)			$28.4
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Commodities
As of March 31, 2024 and December 31, 2023, the fair value of our natural gas commodities contracts was $(8.9) million and $(10.3) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2024			As of December 31, 2023
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2024	2025	Fair Value	2024	2025	Fair Value
Natural Gas Swaps			$(8.9)			$(10.3)
Notional (million MMBtu) - long	10.2	2.0		15.1	2.0
Weighted Average Rate (US$/MMBtu)	$2.68	$3.27		$2.75	$3.30
Total Fair Value			$(8.9)			$(10.3)

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2024.

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
Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) and the U.S. Court of Appeals for the Federal Circuit (“CAFC”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway. In January 2024, DOC and the ITC issued revised determinations on remand from the CIT, upholding their original determinations that Moroccan phosphate fertilizer is unfairly subsidized, and that Moroccan and Russian imports materially injure the U.S. industry, respectively. The CIT is now reviewing these remand determinations. Also in January 2024, the CIT issued a ruling affirming DOC’s original determinations that Russian phosphate fertilizer is unfairly subsidized. Russian producers appealed this ruling to the CAFC.
When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco, covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP and 28.50% for Russian producer PhosAgro. Commerce did not change the preexisting cash deposit rates for Russian producer EuroChem (47.05%) or all other Russian producers (17.20%). Mosaic, foreign producers, and a U.S. importer have appealed the final results of DOC’s first administrative reviews to the CIT. DOC is also conducting a second set of administrative reviews covering the period January 1, 2022 to December 31, 2022. DOC will likely issue the final results of the second administrative reviews by Q4 2024. In addition, in April 2024, Mosaic and another party requested a third set of administrative reviews covering the period January 1, 2023 to December 31, 2023. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals, whether in federal courts or at the World Trade Organization.
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
Faustina Plant Risk Management Plan. On September 14, 2022, EPA Region 6 issued a Notice of Potential Violation and Opportunity to Confer (“NOPVOC”) regarding compliance of our Faustina Plant with Section 112(r) of the Federal Clean Air Act and 40 C.F.R. Part 68, commonly known as the Risk Management Plan Rule (“RMP Rule”). The NOPVOC relates to a compliance evaluation inspection conducted by the EPA at the Faustina Plant from February 22-25, 2022, and alleges violations of the RMP Rule. We conferred with the EPA regarding the allegations in the NOPVOC on November 30, 2022. We negotiated a Consent Agreement and Final Order (“CAFO”) with the agency that was filed on January 30, 2024. As required by the CAFO, we paid a penalty in the amount of $217,085. The CAFO also requires the completion of two supplemental environmental projects: (1) installation of ammonia monitors and monitoring at the plant for a period of two years, and (2) donation of two generators to the St. James Parish Department of Emergency Preparedness. We completed the donation to the St. James Parish Department of Emergency Preparedness on March 14, 2024.

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “10-K Report”). In addition to these risk factors, we include the following updates:
Operational Risk
Risks related to the Ma'aden Share Purchase and Subscription Agreement.
On April 30, 2024, we entered into an agreement with Ma’aden under which Mosaic will receive 111,012,433 shares of Ma’aden currently valued at approximately $1.5 billion in exchange for Mosaic’s 25 percent stake in MWSPC. The anticipated value of the Ma’aden shares to be issued in the proposed transaction at transaction announcement and at closing are subject to risks related to the expected timing and likelihood of completion of the pending transaction, including the inability to receive the required approval by Ma’aden shareholders and other approvals, including potential regulatory approvals, necessary to complete the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the applicable agreement; the risk that there may be a material adverse change with respect to the financial position, performance, operations or prospects of Ma’aden and MWSPC.
Regulatory Risk
Our operations are dependent on having the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing any of our permits and approvals or imposition of restrictive conditions on us with respect to these permits and approvals may impair our business and operations.
Our operations, including our mines, are dependent on having the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing, modifying or renewing any of our permits and approvals or imposition of restrictive or cost prohibitive conditions on us with respect to these permits and approvals may impair our business and operations and could have a material adverse effect on our business, financial condition or results of operations. For example, in Florida, local community involvement has become an increasingly important factor in the permitting process for mining companies, and various counties and other parties in Florida have in the past filed and continue to file lawsuits challenging the issuance or renewal of some of the permits we require. A recent federal court decision invalidated Florida’s Clean Water Act 404 “dredge and fill” permitting program and returned that permitting authority to the federal agencies. While that decision is under appeal, and a change in permitting authority may complicate and delay the receipt of 404 approvals.
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
Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the repurchase programs during the quarter ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
January 1, 2024- January 31, 2024	1,496,900	$33.40	1,496,900	$1,467,818,178
February 1, 2024- February 29, 2024	1,635,600	30.57	1,635,600	1,459,330,893
March 1, 2024- March 31, 2024	266,200	31.54	266,200	1,317,818,221
Total	3,398,700	$31.89	3,398,700	$1,317,818,221
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
ITEM 5. OTHER INFORMATION
During our fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.i	Form of Executive TSR Stock-Settled Performance Unit Award Agreement approved March 5, 2024, under The Mosaic Company 2023 Stock and Incentive Plan ("2023 Incentive Plan")		X

10.iii.ii	Form of Executive TSR Cash-Settled Performance Unit Award Agreement approved March 5, 2024, under the 2023 Incentive Plan		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ Russell A. Flugel

Vice President and Controller
(on behalf of the registrant and as principal accounting officer)
May 2, 2024