Form 10-Q
period 2024-06-30
MOSAIC CO
filed 2024-08-07
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 318,637,582 shares of Common Stock as of August 2, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$2,816.6	$3,394.0	$5,496.0	$6,998.3
Cost of goods sold	2,422.6	2,822.9	4,702.8	5,756.8
Gross margin	394.0	571.1	793.2	1,241.5
Selling, general and administrative expenses	128.4	129.9	235.2	257.6
Other operating expense	32.3	72.0	151.8	70.1
Operating earnings	233.3	369.2	406.2	913.8
Interest expense, net	(46.4)	(36.0)	(94.4)	(77.1)
Foreign currency transaction (loss) gain	(267.9)	148.5	(368.2)	199.9
Other income (expense)	6.6	(7.1)	7.2	(16.0)
(Loss) earnings from consolidated companies before income taxes	(74.4)	474.6	(49.2)	1,020.6
Provision for income taxes	98.7	108.4	104.9	226.7
(Loss) earnings from consolidated companies	(173.1)	366.2	(154.1)	793.9
Equity in net earnings of nonconsolidated companies	22.2	12.9	59.7	44.2
Net (loss) earnings including noncontrolling interests	(150.9)	379.1	(94.4)	838.1
Less: Net earnings attributable to noncontrolling interests	10.6	10.1	21.9	34.3
Net (loss) earnings attributable to Mosaic	$(161.5)	$369.0	$(116.3)	$803.8
Basic net (loss) earnings per share attributable to Mosaic	$(0.50)	$1.11	$(0.36)	$2.41
Basic weighted average number of shares outstanding	321.2	332.2	321.7	333.8
Diluted net (loss) earnings per share attributable to Mosaic	$(0.50)	$1.11	$(0.36)	$2.39
Diluted weighted average number of shares outstanding	321.2	333.7	321.7	336.2
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net (loss) earnings including noncontrolling interest	$(150.9)	$379.1	$(94.4)	$838.1
Other comprehensive income (loss), net of tax
Foreign currency translation (loss) gain	(136.5)	146.0	(266.2)	175.4
Net actuarial gain and prior service cost	0.6	0.3	1.4	0.7
Realized gain on interest rate swap	—	0.4	—	0.9
Net (loss) gain on marketable securities held in trust fund	(2.6)	(10.6)	(12.9)	6.0
Other comprehensive (loss) income	(138.5)	136.1	(277.7)	183.0
Comprehensive (loss) income	(289.4)	515.2	(372.1)	1,021.1
Less: Comprehensive income attributable to noncontrolling interest	8.2	11.4	18.7	36.3
Comprehensive (loss) income attributable to Mosaic	$(297.6)	$503.8	$(390.8)	$984.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$322.0	$348.8
Receivables, net, including affiliate receivables of $120.2 and $240.1, respectively	1,285.5	1,269.2
Inventories	2,554.0	2,523.2
Other current assets	597.6	603.8
Total current assets	4,759.1	4,745.0
Property, plant and equipment, net of accumulated depreciation of $10,203.5 and $9,914.1, respectively	13,269.7	13,585.4
Investments in nonconsolidated companies	954.2	909.0
Goodwill	1,105.9	1,138.6
Deferred income taxes	917.5	1,079.2
Other assets	1,560.1	1,575.6
Total assets	$22,566.5	$23,032.8
Liabilities and Equity
Current liabilities:
Short-term debt	$881.5	$399.7
Current maturities of long-term debt	124.6	130.1
Structured accounts payable arrangements	265.8	399.9
Accounts payable, including affiliate payables of $274.6 and $245.2, respectively	1,054.8	1,166.9
Accrued liabilities	1,792.2	1,777.1
Total current liabilities	4,118.9	3,873.7
Long-term debt, less current maturities	3,194.4	3,231.6
Deferred income taxes	1,031.4	1,065.5
Other noncurrent liabilities	2,391.7	2,429.2
Equity:
Preferred Stock, $0.01 par value, 15000000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 394,647,138 shares issued and 319,640,550 shares outstanding as of June 30, 2024, 393,875,241 shares issued and 324,103,141 shares outstanding as of December 31, 2023	3.2	3.2
Capital in excess of par value	—	—
Retained earnings	13,906.8	14,241.9
Accumulated other comprehensive loss	(2,229.4)	(1,954.9)
Total Mosaic stockholders' equity	11,680.6	12,290.2
Noncontrolling interests	149.5	142.6
Total equity	11,830.1	12,432.8
Total liabilities and equity	$22,566.5	$23,032.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net earnings (loss) including noncontrolling interests	$(94.4)	$838.1
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	505.5	464.2
Deferred and other income taxes	39.8	3.7
Equity in net (earnings) of nonconsolidated companies, net of dividends	(44.7)	(19.2)
Accretion expense for asset retirement obligations	54.1	46.0
Share-based compensation expense	21.2	21.0
Unrealized loss (gain) on derivatives	61.3	(40.2)
Foreign currency adjustments	349.5	(154.3)
Gain on sale of business	—	(56.5)
Other	67.8	61.9
Changes in assets and liabilities:
Receivables, net	(78.2)	536.3
Inventories	(169.8)	471.0
Other current and noncurrent assets	(62.2)	(275.8)
Accounts payable and accrued liabilities	38.5	(731.7)
Other noncurrent liabilities	78.6	57.2
Net cash provided by operating activities	767.0	1,221.7
Cash Flows from Investing Activities:
Capital expenditures	(716.9)	(631.8)
Purchases of available-for-sale securities - restricted	(731.1)	(811.8)
Proceeds from sale of available-for-sale securities - restricted	698.0	796.8
Proceeds from sale of business	—	158.4
Acquisition of business	—	(41.0)
Other	13.2	(3.5)
Net cash used in investing activities	(736.8)	(532.9)
Cash Flows from Financing Activities:
Payments of short-term debt	(8,168.2)	(5,295.6)
Proceeds from issuance of short-term debt	8,149.4	5,299.5
Payments of inventory financing arrangement	(701.2)	(601.4)
Proceeds from inventory financing arrangement	1,203.3	601.4
Payments of structured accounts payable arrangements	(417.5)	(771.9)
Proceeds from structured accounts payable arrangements	275.8	595.4
Collections of transferred receivables	226.6	1,177.7
Payments of transferred receivables	(226.5)	(1,087.5)
Payments of long-term debt	(42.5)	(29.1)
Repurchases of stock	(160.4)	(456.0)
Cash dividends paid	(137.4)	(220.1)
Dividends paid to non-controlling interest	(11.8)	(23.7)
Other	(20.3)	(4.3)
Net cash used in financing activities	(30.7)	(815.6)
Effect of exchange rate changes on cash	(10.0)	13.5
Net change in cash, cash equivalents and restricted cash	(10.5)	(113.3)
Cash, cash equivalents and restricted cash - December 31	360.8	754.1
Cash, cash equivalents and restricted cash - June 30	$350.3	$640.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six months ended
	June 30, 2024	June 30, 2023

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$322.0	$626.1
Restricted cash in other current assets	16.5	9.5
Restricted cash in other assets	11.8	5.2
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$350.3	$640.8

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $19.4 and $15.0 for the six months ended June 30, 2024 and 2023, respectively)	$93.8	$88.2
Income taxes (net of refunds)	174.0	372.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of March 31, 2023	332.1	$3.3	$—	$13,996.5	$(2,106.0)	$162.7	$12,056.5
Total comprehensive income	—	—	—	369.0	134.8	11.4	515.2
Vesting of restricted stock units	0.1	—	(0.5)	—	—	—	(0.5)
Stock based compensation	—	—	8.6	—	—	—	8.6
Dividends ($0.20 per share)	—	—	—	(0.7)	—	—	(0.7)
Equity to noncontrolling interests	—	—	—	—	—	(23.7)	(23.7)
Balance as of June 30, 2023	332.2	$3.3	$8.1	$14,364.8	$(1,971.2)	$150.4	$12,555.4

Balance as of December 31, 2022	339.1	$3.4	$—	$14,203.4	$(2,152.2)	$139.6	$12,194.2
Total comprehensive income	—	—	—	803.8	181.0	36.3	1,021.1
Vesting of restricted stock units	1.8	—	(0.5)	(53.3)	—	—	(53.8)
Stock based compensation	—	—	21.0	—	—	—	21.0
Share repurchases, including tax of $3.5 million	(8.7)	(0.1)	(12.4)	(439.0)	—	—	(451.5)
Dividends (0.45 per share)	—	—	—	(150.1)	—	—	(150.1)
Equity to noncontrolling interests	—	—	—	—	—	(25.5)	(25.5)
Balance as of June 30, 2023	332.2	$3.3	$8.1	$14,364.8	$(1,971.2)	$150.4	$12,555.4

Balance as of March 31, 2024	321.4	$3.2	$—	$14,109.0	$(2,093.3)	$144.9	$12,163.8
Total comprehensive (loss) income	—	—	—	(161.5)	(136.1)	8.2	(289.4)
Vesting of restricted stock units	—	—	—	(0.1)	—	—	(0.1)
Stock based compensation	—	—	11.9	—	—	—	11.9
Share repurchases, including tax of $0.5 million	(1.8)	—	(11.9)	(40.6)	—	—	(52.5)
Dividends for noncontrolling interests	—	—	—	—	—	(3.6)	(3.6)
Balance as of June 30, 2024	319.6	$3.2	$—	$13,906.8	$(2,229.4)	$149.5	$11,830.1

Balance as of December 31, 2023	324.1	$3.2	$—	$14,241.9	$(1,954.9)	$142.6	$12,432.8
Total comprehensive (loss) income	—	—	—	(116.3)	(274.5)	18.7	(372.1)
Vesting of restricted stock units	0.7	—	—	(10.5)	—	—	(10.5)
Stock based compensation	—	—	21.2	—	—	—	21.2
Share repurchases, including tax of $1.4 million	(5.2)	—	(21.2)	(140.6)	—	—	(161.8)
Dividends (0.21 per share)	—	—	—	(67.7)	—	—	(67.7)
Dividends for noncontrolling interests	—	—	—	—	—	(11.8)	(11.8)
Balance as of June 30, 2024	319.6	$3.2	$—	$13,906.8	$(2,229.4)	$149.5	$11,830.1
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
3. Recently Issued Accounting Guidance
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a buyer in a supplier financing program make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. We adopted this standard as of January 1, 2023, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023 and which we will adopt with our 2024 10-K Report. We have historically presented supplier financing programs separately on the face of the balance sheet as structured accounts payable arrangements and disclosed key terms of such programs. As such, adoption of this standard did not impact our balance sheet presentation or footnote disclosures.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	June 30, 2024	December 31, 2023
Other current assets
Income and other taxes receivable	$325.7	$269.3
Prepaid expenses	243.4	284.3
Other	28.5	50.2
	$597.6	$603.8

Other assets
Restricted cash	$11.8	$3.4
MRO inventory	175.7	166.3
Marketable securities held in trust	703.1	708.6
Operating lease right-of-use assets	222.3	229.8
Indemnification asset	21.7	20.9
Long-term receivable	17.8	21.8
Cloud computing cost	177.2	138.9
Other	230.5	285.9
	$1,560.1	$1,575.6

Accrued liabilities
Accrued dividends	$2.7	$72.3
Payroll and employee benefits	147.0	182.6
Asset retirement obligations	374.5	377.4
Customer prepayments(a)	493.3	261.8
Accrued income and other taxes	127.8	190.0
Operating lease obligation	62.2	65.3
Other	584.7	627.7
	$1,792.2	$1,777.1

Other noncurrent liabilities
Asset retirement obligations	$1,792.2	$1,836.0
Accrued pension and postretirement benefits	108.7	168.1
Operating lease obligation	163.8	119.7
Unrecognized tax benefits	28.3	30.5
Other	298.7	274.9
	$2,391.7	$2,429.2
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income attributable to Mosaic	$(161.5)	$369.0	$(116.3)	$803.8
Basic weighted average number of shares outstanding	321.2	332.2	321.7	333.8
Dilutive impact of share-based awards	—	1.5	—	2.4
Diluted weighted average number of shares outstanding	321.2	333.7	321.7	336.2
Basic net (loss) income per share attributable to Mosaic	$(0.50)	$1.11	$(0.36)	$2.41
Diluted net (loss) income per share attributable to Mosaic	$(0.50)	$1.11	$(0.36)	$2.39
A total of 0.8 million and 0.6 million shares of common stock subject to issuance related to share-based awards for the three and six months ended June 30, 2024, and 0.7 million and 0.4 million for the three and six months ended June 30, 2023 have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$114.6	$135.8
Work in process	951.5	964.8
Finished goods	1,267.2	1,178.0
Final price deferred(a)	59.3	61.5
Operating materials and supplies	161.4	183.1
	$2,554.0	$2,523.2
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $1.1 billion as of June 30, 2024 and December 31, 2023, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2023	$1,026.9	$99.6	$12.1	$1,138.6
Foreign currency translation	(29.1)	(3.6)	—	(32.7)
Balance as of June 30, 2024	$997.8	$96.0	$12.1	$1,105.9

We will perform our next annual goodwill impairment analysis for each of our reporting units as of October 31, 2024. Subsequent to our 2023 annual evaluation, on December 28, 2023, Brazil enacted a tax law change that eliminates the VAT preference starting in 2024. We are assessing the full impact of this change along with outlook for the business. The current estimated fair value of our Mosaic Fertilizantes reporting unit is not in significant excess of its carrying value. Because we currently believe that our long-term financial goals will be achieved, we concluded that the goodwill assigned to this reporting unit was not impaired, but could be at risk of future impairment.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of June 30, 2024, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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
The estimated fair value of the investments in the RCRA Trusts as of June 30, 2024 and December 31, 2023 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$2.3	$—	$—	$2.3
Level 2
Corporate debt securities	199.2	0.6	(8.3)	191.5
Municipal bonds	208.5	0.8	(4.4)	204.9
U.S. government bonds	285.4	0.1	(3.0)	282.5
Total	$695.4	$1.5	$(15.7)	$681.2

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.0	$—	$—	$1.0
Level 2
Corporate debt securities	204.6	1.9	(8.4)	198.1
Municipal bonds	206.9	1.9	(4.1)	204.7
U.S. government bonds	268.6	11.5	(0.3)	279.8
Total	$681.1	$15.3	$(12.8)	$683.6

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$34.3	$(0.3)	$5.4	$(0.1)
Municipal bonds	86.5	(1.1)	42.3	(0.2)
U.S. government bonds	265.2	(3.0)	26.4	(0.3)
	$386.0	$(4.4)	$74.1	$(0.6)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$99.4	$(8.0)	$121.5	$(8.3)
Municipal bonds	73.2	(3.3)	84.1	(3.9)
	$172.6	$(11.3)	$205.6	$(12.2)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of June 30, 2024. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

June 30, 2024
Due in one year or less	$19.7
Due after one year through five years	217.2
Due after five years through ten years	384.7
Due after ten years	57.3
Total debt securities	$678.9
For the three and six months ended June 30, 2024, realized gains were $0.3 million and $10.9 million, respectively, and realized losses were $7.9 million and $14.7 million, respectively. For the three and six months ended June 30, 2023, realized gains were $4.0 million and $9.1 million, respectively, and realized losses were $1.8 million and $15.2 million, respectively.

9. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of June 30, 2024 and December 31, 2023, we had financed inventory of $502.1 million and zero, respectively, under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.
Receivable Purchasing Arrangement
We finance certain accounts receivable through a Receivable Purchasing Agreement (“RPA”) with banks whereby, from time-to-time, we sell the receivables to bank counterparties. The net face value of the purchased receivables may not exceed $600

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
During the three and six months ended June 30, 2024, the Company sold approximately $102.0 million and $227.9 million, respectively, of accounts receivable under this arrangement. During the three and six months ended June 30, 2023, the Company sold approximately $346.2 million and $1.1 billion, respectively. Discounts on sold receivables were not material for any period presented. Following the sale to the banks, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of June 30, 2024, $0.1 million had been collected but not yet remitted to the bank. As of December 31, 2023, there was no amount outstanding to be remitted to the banks. Any outstanding amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 105 to 179 days from date of shipment. As of June 30, 2024 and December 31, 2023, the total structured accounts payable arrangements were $265.8 million and $399.9 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We plan to use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of June 30, 2024, we had $373.7 million outstanding under this program, with a weighted average interest rate of 5.58% and remaining average term of 24 days. As of December 31, 2023, we had $399.5 million outstanding under this program, with a weighted average interest rate of 5.62% and a remaining average term of nine days.
Term Loan Facility
In May 2023, we entered into a 10-year senior unsecured term loan facility whereby we can draw up to $700 million. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of June 30, 2024, $500 million has been drawn under this facility. Interest rates for the term loan are variable and are based on the Secured Overnight Financing Rate (“SOFR”) plus credit spread adjustments.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
legal obligations is based on the estimated cost to satisfy the above obligations, which is discounted using a credit-adjusted risk-free rate.
A reconciliation of our AROs is as follows:

(in millions)	June 30, 2024	December 31, 2023
AROs, beginning of period	$2,213.4	$1,905.6
Liabilities incurred	18.5	22.9
Liabilities settled	(111.6)	(198.5)
Accretion expense	54.1	96.1
Revisions in estimated cash flows	30.0	365.1
Foreign currency translation	(37.7)	22.2
AROs, end of period	2,166.7	2,213.4
Less current portion	374.5	377.4
Non-current portion of AROs	$1,792.2	$1,836.0
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
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities. Pursuant to federal or state laws, the applicable government entities are permitted to draw against such amounts in the event we

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
cannot perform such closure activities. One of the financial assurance arrangements was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City. The Plant City Trust also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for the Plant City Facility in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $327.1 million, which reflects our closure cost estimates as of March 7, 2024. The other financial assurance arrangement was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In July 2018, we received $21.0 million from the Bonnie Facility Trust by substituting for the trust fund a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
As of June 30, 2024 and December 31, 2023, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $357.9 million and $361.8 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the six months ended June 30, 2024, gross unrecognized tax benefits decreased by $3.3 million to $22.5 million. The decrease is primarily related to statute expirations, partially offset by recording non-U.S. reserves and foreign exchange. If recognized, approximately $19.3 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $7.1 million and $6.4 million as of June 30, 2024 and December 31, 2023, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended June 30, 2024, discrete tax items recorded in tax expense was an expense of approximately $120.1 million. The net tax expense consisted primarily of the impact of accruing withholding tax expense on expected foreign distributions associated with changes in management’s indefinite reinvestment assertion on select foreign earnings under ASC 740-30 (formerly APB 23), share-based excess benefit, true-up of estimates, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate, plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the six months ended June 30, 2024, income tax expense was not impacted by this set of rules.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the six months ended June 30, 2024, discrete tax items recorded in tax expense was an expense of approximately $119.4 million. The net tax expense consisted primarily of the impact of accruing withholding tax expense on expected foreign distributions associated with changes in management’s indefinite reinvestment assertion on select foreign earnings under ASC 740-30 (formerly APB 23), share-based excess benefit, true-up of estimates, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, the gross asset position of our derivative instruments was $2.5 million and $36.4 million, respectively, and the gross liability position of our liability instruments was $44.6 million and $17.2 million, respectively.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2024	December 31, 2023
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,559.7	2,418.7
Natural gas derivatives	Commodity	MMbtu	9.6	17.1
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2024 and December 31, 2023 was $38.1 million and $15.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2024, we would have been required to post an additional $35.8 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of June 30, 2024 and December 31, 2023, the gross asset position of our foreign currency derivative instruments was $2.4 million and $36.4 million, respectively, and the gross liability position of our foreign currency derivative instruments was $39.0 million and $8.0 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts and swaps. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. The gross asset position of our commodity derivative instruments was $0.1 million and zero as of June 30, 2024 and December 31, 2023, respectively, and the gross liability position of our commodity instruments was $5.6 million and $9.2 million as of June 30, 2024 and December 31, 2023, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of June 30, 2024.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$322.0	$322.0	$348.8	$348.8
Accounts receivable	1,285.5	1,285.5	1,269.2	1,269.2
Accounts payable	1,054.8	1,054.8	1,166.9	1,166.9
Structured accounts payable arrangements	265.8	265.8	399.9	399.9
Short-term debt	881.5	881.5	399.7	399.7
Long-term debt, including current portion	3,319.0	3,248.2	3,361.7	3,364.1
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
During the three and six months ended June 30, 2024, we repurchased 1,835,788 and 5,234,488 shares of Common Stock in the open market for approximately $52.0 million and $160.4 million, respectively, at an average purchase price per share of $28.33 and $30.64, respectively.
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
No share repurchases occurred in the three months ended June 30, 2023. For the six months ended June 30, 2023, we repurchased 8,690,936 shares of Common Stock in the open market for approximately $448.0 million at an average purchase price of $51.55 per share. This includes 5,624,574 shares purchased under the 2023 ASR Agreement.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, our ability to access capital resources, our liquidity and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three and six months ended June 30, 2024 and June 30, 2023:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended June 30, 2024
Balance at March 31, 2024	$(2,059.1)	$(32.2)	$8.1	$(10.1)	$(2,093.3)
Other comprehensive income (loss)	(135.2)	0.8	—	(3.4)	(137.8)
Tax (expense) benefit	(1.3)	(0.2)	—	0.8	(0.7)
Other comprehensive income (loss), net of tax	(136.5)	0.6	—	(2.6)	(138.5)
Other comprehensive income (loss) attributable to noncontrolling interest	2.4	—	—	—	2.4
Balance as of June 30, 2024	$(2,193.2)	$(31.6)	$8.1	$(12.7)	$(2,229.4)

Three Months Ended June 30, 2023
Balance at March 31, 2023	$(2,053.6)	$(52.7)	$7.2	$(6.9)	$(2,106.0)
Other comprehensive income (loss)	146.1	0.5	0.5	(13.8)	133.3
Tax (expense) benefit	(0.1)	(0.2)	(0.1)	3.2	2.8
Other comprehensive income (loss), net of tax	146.0	0.3	0.4	(10.6)	136.1
Other comprehensive income (loss) attributable to noncontrolling interest	(1.3)	—	—	—	(1.3)
Balance as of June 30, 2023	$(1,908.9)	$(52.4)	$7.6	$(17.5)	$(1,971.2)

Six Months Ended June 30, 2024
Balance at December 31, 2023	$(1,930.2)	$(33)	$8.1	$0.2	$(1,954.9)
Other comprehensive income (loss)	(260.7)	2.1	—	(16.7)	(275.3)
Tax (expense) benefit	(5.5)	(0.7)	—	3.8	(2.4)
Other comprehensive income (loss), net of tax	(266.2)	1.4	—	(12.9)	(277.7)
Other comprehensive income (loss) attributable to noncontrolling interest	3.2	—	—	—	3.2
Balance as of June 30, 2024	$(2,193.2)	$(31.6)	$8.1	$(12.7)	$(2,229.4)

Six Months Ended June 30, 2023
Balance at December 31, 2022	$(2,082.3)	$(53.1)	$6.7	$(23.5)	$(2,152.2)
Other comprehensive income (loss)	176.1	1.1	1.0	7.7	185.9
Tax (expense) benefit	(0.7)	(0.4)	(0.1)	(1.7)	(2.9)
Other comprehensive income (loss), net of tax	175.4	0.7	0.9	6.0	183.0
Other comprehensive income (loss) attributable to noncontrolling interest	(2.0)	—	—	—	(2.0)
Balance as of June 30, 2023	$(1,908.9)	$(52.4)	$7.6	$(17.5)	$(1,971.2)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of June 30, 2024 and December 31, 2023, the net amount due to our non-consolidated companies totaled $155.7 million and $0.8 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transactions with related parties included in net sales(a)	$234.0	$314.6	$470.6	$760.5
Transactions with related parties included in cost of goods sold(b)	301.8	483.6	562.6	880.5
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex and MWSPC by our Mosaic Fertilizantes segment and India and China distribution businesses.
As part of the MWSPC joint venture, we market approximately 25% of MWSPC production. Marketing fees of approximately $5.7 million and $9.0 million and $3.6 million and $9.3 million, are included in revenue for the three and six months ended June 30, 2024 and 2023, respectively.
17. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $231.7 million and $203.2 million as of June 30, 2024 and December 31, 2023, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of June 30, 2024, we have a reserve of $21.9 million for estimated water management and other costs associated with this event. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
New Wales Phase II West Stack. In October 2023, we observed a series of seismic acoustic emissions and changes to piezometric water levels in a part of the Phase II West phosphogypsum stack at the New Wales, Florida facility. These observations may be an indication of a breach in the stack liner system and were reported to the FDEP and EPA. We are developing and then will execute an investigation plan to evaluate conditions in the stack. The area of the stack is not in use for either process water storage or additional gypsum placement. It lies within a zone of capture of a recovery groundwater well, which is operating as intended. No offsite impacts are known or expected. Repairs are underway.
As of June 30, 2024, we have a reserve of $105.0 million for estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
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
A memorandum of understanding has been executed by the State of Louisiana and the plaintiff parishes that filed suit against Mosaic and its corporate predecessors on one hand, and Mosaic Global Holdings Inc. and its third-party indemnitors on the other hand (“MOU”) to resolve all claims among the parties. The initial funding obligations under the MOU have been made in accordance with the provisions of the MOU and dismissals with prejudice have been filed in all cases where final jurisdiction is established. Two cases remain subject to jurisdictional appeals; however, those cases shall be dismissed with prejudice upon a final decision confirming jurisdiction. Terms of the MOU include the possibility of additional fixed obligations pending legislative acts, however to the extent those fixed obligations include any additional funding those obligations are expected to be undertaken by third-party indemnitors and/or insurers.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $628.3 million. We estimate that our probable aggregate loss with respect to these claims is approximately $70.0 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at June 30, 2024. Approximately $430.8 million of the foregoing maximum potential loss relates to labor claims, of which approximately $59.3 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at June 30, 2024.
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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $648.5 million, of which $220.9 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $341.4 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three and six months ended June 30, 2024 and 2023 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended June 30, 2024
Net sales to external customers	$989.2	$655.1	$1,048.9	$123.4	$2,816.6
Intersegment net sales	190.3	8.0	—	(198.3)	—
Net sales	1,179.5	663.1	1,048.9	(74.9)	2,816.6
Gross margin	153.7	186.4	101.8	(47.9)	394.0
Canadian resource taxes	—	66.8	—	—	66.8
Gross margin (excluding Canadian resource taxes)	153.7	253.2	101.8	(47.9)	460.8
Operating earnings (loss)	132.9	174.4	61.2	(135.2)	233.3
Capital expenditures	176.9	75.0	46.4	35.6	333.9
Depreciation, depletion and amortization expense	127.9	93.9	40.1	2.5	264.4
Three months ended June 30, 2023
Net sales to external customers	$964.0	$835.9	$1,418.8	$175.3	$3,394.0
Intersegment net sales	321.7	12.8	—	(334.5)	—
Net sales	1,285.7	848.7	1,418.8	(159.2)	3,394.0
Gross margin	216.2	336.0	12.8	6.1	571.1
Canadian resource taxes	—	95.0	—	—	95.0
Gross margin (excluding Canadian resource taxes)	216.2	431.0	12.8	6.1	666.1
Operating earnings (loss)	146.2	327.8	(20.1)	(84.7)	369.2
Capital expenditures	119.3	74.2	63.2	53.6	310.3
Depreciation, depletion and amortization expense	129.0	74.4	37.8	3.0	244.2
Six months ended June 30, 2024
Net sales to external customers	$2,012.2	$1,289.8	$1,935.3	$258.7	$5,496.0
Intersegment net sales	336.0	16.4	—	(352.4)	—
Net sales	2,348.2	1,306.2	1,935.3	(93.7)	5,496.0
Gross margin	313.1	398.1	177.0	(95.0)	793.2
Canadian resource taxes	—	131.3	—	—	131.3
Gross margin (excluding Canadian resource taxes)	313.1	529.4	177.0	(95.0)	924.5
Operating earnings (loss)	173.2	372.4	103.2	(242.6)	406.2
Capital expenditures	374.6	171.7	128.2	42.4	716.9
Depreciation, depletion and amortization expense	244.8	175.6	80.1	5.0	505.5
Six months ended June 30, 2023
Net sales to external customers	$2,052.9	$1,736.3	$2,762.1	$447.0	$6,998.3
Intersegment net sales	614.9	19.0	—	(633.9)	—
Net sales	2,667.8	1,755.3	2,762.1	(186.9)	6,998.3
Gross margin	475.5	749.3	11.7	5.0	1,241.5
Canadian resource taxes	—	215.8	—	—	215.8
Gross margin (excluding Canadian resource taxes)	475.5	965.1	11.7	5.0	1,457.3
Operating earnings (loss)	412.4	729.3	(52.2)	(175.7)	913.8
Capital expenditures	261.0	167.0	149.9	53.9	631.8
Depreciation, depletion and amortization expense	245.6	144.0	69.4	5.2	464.2
Total Assets
As of June 30, 2024	$10,991.6	$8,527.5	$4,755.6	$(1,708.2)	$22,566.5
As of December 31, 2023	10,295.9	8,971.9	5,256.3	(1,491.3)	23,032.8

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and six months ended June 30, 2024, distribution operations in India and China collectively had revenue of $120.9 million and $250.1 million, respectively, and gross margin of $2.4 million and $9.9 million, respectively. For the three and six months ended June 30, 2023, distribution operations in India and China collectively had revenue of $171.7 million and $438.5 million, respectively, and gross margin of $(44.3) million and $(55.1) million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net sales(a):
Brazil	$1,037.9	$1,367.3	$1,890.7	$2,667.9
Canpotex(b)	222.0	300.8	442.8	732.1
Canada	147.2	134.8	289.2	215.9
China	112.8	89.4	236.8	234.8
Paraguay	45.0	51.2	81.9	96.8
Argentina	30.3	24.2	41.5	43.1
Japan	28.1	59.5	69.4	98.0
Colombia	26.0	23.4	58.6	62.4
India	12.0	89.5	19.2	210.9
Honduras	8.7	12.3	13.7	20.3
Peru	7.4	15.3	19.0	22.0
Mexico	7.2	13.4	29.6	91.1
Dominican Republic	4.0	8.0	4.0	11.1
Australia	—	7.1	16.9	27.4
Other	13.2	17.9	23.7	35.9
Total international countries	1,701.8	2,214.1	3,237.0	4,569.7
United States	1,114.8	1,179.9	2,259.0	2,428.6
Consolidated	$2,816.6	$3,394.0	$5,496.0	$6,998.3
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Sales by product type:
Phosphate Crop Nutrients	$719.5	$828.4	$1,390.6	$1,724.9
Potash Crop Nutrients	831.8	1,005.0	1,514.4	2,020.3
Crop Nutrient Blends	307.9	423.2	660.1	1,076.6
Performance Products(a)	514.7	690.4	981.5	1,230.9
Phosphate Rock	37.7	48.2	78.5	89.0
Other(b)	405.0	398.8	870.9	856.6
	$2,816.6	$3,394.0	$5,496.0	$6,998.3
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

19. Investment in Ma'aden Wa’ad al Shamal Phosphate Company
On April 29, 2024, Saudi Arabian Mining Company (“Ma’aden”) and Mosaic entered into a Share Purchase and Subscription Agreement to exchange our 25% ownership of the Ma'aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden. The shares were valued at approximately $1.5 billion on the date of the agreement. The shares received by Mosaic are subject to transfer and sale restrictions, which would be released over a five-year period. We expect this transaction to close later in 2024.
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
Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three months ended				Six months ended
	June 30,		2024-2023		June 30,		2024-2023
(in millions, except per share data)	2024	2023	Change	Percent	2024	2023	Change	Percent
Net sales	$2,816.6	$3,394.0	$(577.4)	(17)%	$5,496.0	$6,998.3	$(1,502.3)	(21)%
Cost of goods sold	2,422.6	2,822.9	(400.3)	(14)%	4,702.8	5,756.8	(1,054.0)	(18)%
Gross margin	394.0	571.1	(177.1)	(31)%	793.2	1,241.5	(448.3)	(36)%
Gross margin percentage	14%	17%			14%	18%
Selling, general and administrative expenses	128.4	129.9	(1.5)	(1)%	235.2	257.6	(22.4)	(9)%
Other operating expense	32.3	72.0	(39.7)	(55)%	151.8	70.1	81.7	117%
Operating earnings	233.3	369.2	(135.9)	(37)%	406.2	913.8	(507.6)	(56)%
Interest expense, net	(46.4)	(36.0)	(10.4)	29%	(94.4)	(77.1)	(17.3)	22%
Foreign currency transaction (loss) gain	(267.9)	148.5	(416.4)	NM	(368.2)	199.9	(568.1)	NM
Other income (expense)	6.6	(7.1)	13.7	NM	7.2	(16.0)	23.2	NM
(Loss) earnings from consolidated companies before income taxes	(74.4)	474.6	(549.0)	NM	(49.2)	1,020.6	(1,069.8)	NM
Provision for income taxes	98.7	108.4	(9.7)	(9)%	104.9	226.7	(121.8)	(54)%
(Loss) earnings from consolidated companies	(173.1)	366.2	(539.3)	NM	(154.1)	793.9	(948.0)	NM
Equity in net earnings of nonconsolidated companies	22.2	12.9	9.3	72%	59.7	44.2	15.5	35%
Net (loss) earnings including noncontrolling interests	(150.9)	379.1	(530.0)	NM	(94.4)	838.1	(932.5)	NM
Less: Net earnings attributable to noncontrolling interests	10.6	10.1	0.5	5%	21.9	34.3	(12.4)	(36)%
Net (loss) earnings attributable to Mosaic	$(161.5)	$369.0	$(530.5)	NM	$(116.3)	$803.8	$(920.1)	NM
Diluted net (loss) earnings per share attributable to Mosaic	$(0.50)	$1.11	$(1.61)	NM	$(0.36)	$2.39	$(2.75)	NM
Diluted weighted average number of shares outstanding	321.2	333.7			321.7	336.2
Overview of Consolidated Results for the three months ended June 30, 2024 and 2023
For the three months ended June 30, 2024, Mosaic had a net loss of $(161.5) million, or $(0.50) per diluted share, compared to net income of $369.0 million, or $1.11 per diluted share, for the prior year period. Net sales for the three months ended June 30, 2024 decreased 17% compared to the same period of the prior year, driven primarily by lower average selling prices, as discussed further below. Net income for the three months ended June 30, 2024 was also negatively impacted by a foreign currency transaction loss of $267.9 million, compared to a foreign currency transaction gain of $148.5 million in the prior year period. In addition, Mosaic had income tax expense of $98.7 million, compared to $108.4 million in the prior year period, primarily related to the accrual of withholding tax on expected foreign distributions.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In our Phosphate segment, operating results for the three months ended June 30, 2024 were lower than the prior year. They were driven primarily by lower sales volumes, partially offset by higher average selling prices and lower raw material costs, primarily sulfur and ammonia. Sales volumes in the current year period were unfavorably impacted by low inventory levels going into the quarter, resulting from planned maintenance and turnaround activity at our sites earlier in the year. Higher average selling prices were driven by strong demand in North America.
In our Potash segment, operating results for the three months ended June 30, 2024 were lower than the prior year. They were driven primarily by lower average selling prices as a result of a rebound in global supply. This impact was partially offset by higher sales volumes. Sales volumes increased due to a strong “summer fill” sales program in North America and, internationally, strong demand and product affordability, which drove higher sales volumes in Southeast Asia.
In our Mosaic Fertilizantes segment, operating results for the three months ended June 30, 2024 were favorable compared to the same period in the prior year, benefiting from lower material costs. This was partially offset by lower average selling prices and sales volumes in the current year period compared to the prior year. Sales prices in Brazil have been decreasing as global supply and demand continues to recover from the tightness that began in 2022. Sales volumes were down compared to the prior year period as a result of deferred customer demand in the Brazil agricultural market.
In addition to the items referenced above:
•On April 29, 2024, we entered into an agreement with Saudi Arabian Mining Company (“Ma’aden”) to exchange our 25% ownership of the Ma'aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden. The shares were valued at approximately $1.5 billion on the date of the agreement. We expect this transaction to close later in 2024.
•During the quarter ended June 30, 2024, we repurchased 1,835,788 shares of Common Stock in the open market for approximately $52.0 million at an average purchase price of $28.33.
Overview of Consolidated Results for the six months ended June 30, 2024 and 2023
Net loss attributable to Mosaic for the six months ended June 30, 2024 was $(116.3) million, or $(0.36) per diluted share, compared to net earnings of $0.8 billion, or $2.39 per diluted share, for the same period a year ago. Net loss for the six months ended June 30, 2024 was unfavorably impacted by a foreign currency transaction loss of $368.2 million, compared to a gain of $199.9 million in the prior year period.
Results for the six months ended June 30, 2024 reflected the factors discussed above in the discussion for the three months ended June 30, 2024, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Phosphate segment for the six months ended June 30, 2024 were lower than the prior year due to lower sales volumes. Lower sales volumes were driven by planned maintenance and turnaround activity at our sites, as mentioned above in the three month discussion. Operating results for the six month period of the current year were also unfavorably impacted by lower average selling prices. Although selling prices were lower than the prior year period, they have been trending upwards since the third quarter of 2023, driven by strong demand in North America. Additionally, average selling prices in the current year period were influenced by lower raw material costs, primarily sulfur and ammonia. Phosphate operating results were also impacted by an unfavorable product mix, as our sales volumes included a larger proportion of purchased tonnes than the prior year period.
Operating results in our Potash segment for the six months ended June 30, 2024 were lower than the prior year. They were driven by lower average selling prices, resulting from a rebound in global supply. This impact was partially offset by higher sales volumes compared to the prior year period, as demand in North America was driven by a strong spring application season and summer fill program in the current year period.
For the six months ended June 30, 2024, operating results in our Mosaic Fertilizantes segment were favorable compared to the same period in the prior year. While average selling prices and sales volumes declined in the current year period, due to the factors mentioned above in the three-month discussion, operating results benefited from lower raw material cost and de-stocking of high-priced inventory, which negatively impacted the prior year period.
In addition to the items referenced above:
•During the six months ended June 30, 2024, we repurchased 5,234,488 shares of Common Stock in the open market for approximately $160.4 million at an average purchase price of $30.64.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2024-2023		June 30,		2024-2023
(in millions, except price per tonne or unit)	2024	2023	Change	Percent	2024	2023	Change	Percent
Net sales:
North America	$1,009.8	$1,081.1	$(71.3)	(7)%	$2,025.6	$2,005.9	$19.7	1%
International	169.7	204.6	(34.9)	(17)%	322.6	661.9	(339.3)	(51)%
Total	1,179.5	1,285.7	(106.2)	(8)%	2,348.2	2,667.8	(319.6)	(12)%
Cost of goods sold	1,025.8	1,069.5	(43.7)	(4)%	2,035.1	2,192.3	(157.2)	(7)%
Gross margin	$153.7	$216.2	$(62.5)	(29)	$313.1	$475.5	$(162.4)	(34)%
Gross margin as a percentage of net sales	13%	17%			13%	18%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	828	928	(100)	(11)%	1,728	1,950	(222)	(11)%
Performance and Other(b)	868	994	(126)	(13)%	1,612	1,808	(196)	(11)%
Total finished product tonnes	1,696	1,922	(226)	(12)%	3,340	3,758	(418)	(11)%
Rock	421	538	(117)	(22)%	904	909	(5)	(1)%
Total Phosphate Segment Tonnes(a)	2,117	2,460	(343)	(14)%	4,244	4,667	(423)	(9)%
Realized prices ($/tonne)
Average finished product selling price (destination)(c)	$667	$634	$33	5%	$672	$674	$(2)	0%
DAP selling price (fob plant)	$575	$585	$(10)	(2)%	$587	$628	$(41)	(7)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$424	$441	$(17)	(4)%	$415	$506	$(91)	(18)%
Sulfur (long ton)	$138	$195	$(57)	(29)%	$136	$210	$(74)	(35)%
Blended rock (metric tonne)	$86	$79	$7	9%	$84	$76	$8	11%
Production volume (in thousands of metric tonnes) - North America	1,675	1,660	15	1%	3,252	3,496	(244)	(7)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales.
Three months ended June 30, 2024 and June 30, 2023
The Phosphate segment’s net sales were $1.2 billion for the three months ended June 30, 2024, compared to $1.3 billion for the three months ended June 30, 2023. The decrease in net sales in the current year period was primarily due to lower finished goods sales volumes, which had an unfavorable impact on net sales of approximately $130 million. This was partially offset by higher average finished goods sales prices, which had a favorable impact of approximately $20 million compared to the prior year period.
Our average finished product selling price increased 5% to $667 per tonne for the three months ended June 30, 2024, compared to $634 per tonne in the prior year period, due to the factor discussed in the Overview.

The Phosphate segment’s sales volumes of finished products decreased to 1.7 million for the three months ended June 30, 2024, compared to 1.9 million in the prior year period, due to supply constraints caused by the impact of planned maintenance and turnaround activity in the first quarter of 2024.
Gross margin for the Phosphate segment decreased to $153.7 million for the three months ended June 30, 2024, from $216.2 million for the three months ended June 30, 2023. The decrease in gross margin in the current year period was primarily due to lower sales volumes, which had a $50 million unfavorable impact versus the prior year. Production costs and freight costs were also approximately $30 million higher than the prior year period. In addition, lower sales volumes and average prices from Miski Mayo operations had an unfavorable impact of approximately $20 million compared to the prior year. These impacts were partially offset by higher average finished goods selling prices, which had a favorable impact of approximately $20 million versus the prior year. Lower raw material costs, primarily sulfur and ammonia, also contributed a favorable impact of approximately $10 million versus the prior year.
The average consumed price for ammonia for our North America operations decreased 4%, to $424 per tonne, for the three months ended June 30, 2024, from $441 in the same period a year ago. The average consumed sulfur price for our North America operations decreased 29%, to $138 per long ton, for the three months ended June 30, 2024, from $195 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $86 per tonne for the three months ended June 30, 2024, from $79 per tonne for the three months ended June 30, 2023. For the three months ended June 30, 2024, our North America phosphate rock production increased to 2.4 million tonnes from 2.2 million tonnes during the same period of the prior year.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 1% for the three months ended June 30, 2024 from the prior year period. Our operating rate for processed phosphate production increased to 68% for the three months ended June 30, 2024, from 67% for the same period in 2023.
Six months ended June 30, 2024 and June 30, 2023
The Phosphate segment’s net sales were $2.3 billion for the six months ended June 30, 2024, compared to $2.7 billion for the six months ended June 30, 2023. The decrease in net sales was primarily due to lower sales volumes, which unfavorably impacted net sales by approximately $250 million. Net sales were also unfavorably impacted by approximately $65 million due to lower finished product selling prices in the current period.
Our average finished product selling price was $672 per tonne for the six months ended June 30, 2024, a decrease of $2 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased by 11% for the six months ended June 30, 2024, compared to the same period in the prior year due to the impact of planned maintenance and turnaround activity discussed in the Overview.
Gross margin for the Phosphate segment decreased to $313.1 million for the six months ended June 30, 2024, from $475.5 million for the six months ended June 30, 2023. The decrease in gross margin in the current year period was primarily due to lower sales volumes and prices, which unfavorably impacted gross margin by approximately $80 million and $60 million, respectively. Gross margin was also unfavorably impacted by approximately $70 million due to increased conversion and other plant costs and approximately $35 million related to unfavorable product mix of a higher proportion of purchased tonnes compared to the prior year period. Additionally, current period gross margin was also unfavorably impacted by approximately $40 million, due to lower rock sales volumes and selling prices at Miski Mayo. The timing of idle plant and turnaround costs, which unfavorably impacted gross margin by approximately $15 million versus the prior year period. These impacts were partially offset by lower raw material costs, primarily sulfur and ammonia as discussed below, which favorably impacted gross margin by approximately $140 million.
The average consumed price for ammonia for our North America operations was $415 per tonne for the six months ended June 30, 2024, compared to $506 per tonne in the same period a year ago. The average consumed price for sulfur for our North America operations decreased to $136 per long ton for the six months ended June 30, 2024, from $210 per long ton in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.

The average consumed cost of purchased and produced phosphate rock increased to $84 per tonne for the six months ended June 30, 2024, compared to $76 per tonne for the prior year period. Our North America phosphate rock production increased to 4.8 million tonnes for the six months ended June 30, 2024, compared to 4.4 million for the six months ended June 30, 2023.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased by 7%, to 3.3 million tonnes for the six months ended June 30, 2024, compared to 3.5 million tonnes in the prior year period. Our operating rate for processed phosphate production increased to 79% for the three months ended June 30, 2024, from 70% for the same period in 2023.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2024-2023		June 30,		2024-2023
(in millions, except price per tonne or unit)	2024	2023	Change	Percent	2024	2023	Change	Percent
Net sales:
North America	$434.3	$534.2	$(99.9)	(19)%	$844.2	$988.3	$(144.1)	(15)%
International	228.8	314.5	(85.7)	(27)%	462.0	767.0	(305.0)	(40)%
Total	663.1	848.7	(185.6)	(22)%	1,306.2	1,755.3	(449.1)	(26)%
Cost of goods sold	476.7	512.7	(36.0)	(7)%	908.1	1,006.0	(97.9)	(10)%
Gross margin	$186.4	$336.0	$(149.6)	(45)%	$398.1	$749.3	$(351.2)	(47)%
Gross margin as a percentage of net sales	28%	40%			30%	43%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,113	1,883	230	12%	4,040	3,579	461	13%
Performance and Other(b)	233	280	(47)	(17)%	469	494	(25)	(5)%
Total Potash Segment Tonnes	2,346	2,163	183	8%	4,509	4,073	436	11%
Realized prices ($/tonne)
Average finished product selling price (destination)	$283	$392	$(109)	(28)%	$290	$431	$(141)	(33)%
MOP selling price (fob mine)	$224	$326	$(102)	(31)%	$232	$370	$(138)	(37)%
Production volume (in thousands of metric tonnes)	2,224	1,921	303	16%	4,562	3,865	697	18%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.
Three months ended June 30, 2024 and June 30, 2023
The Potash segment’s net sales decreased to $663.1 million for the three months ended June 30, 2024, compared to $848.7 million in the same period a year ago. The decrease was primarily due to lower selling prices, which had an unfavorable impact on net sales of approximately $250 million compared to the same period in the prior year. This was partially offset by higher sales volumes in North America, which favorably impacted net sales by approximately $65 million.
Our average finished product selling price was $283 per tonne for the three months ended June 30, 2024, compared to $392 per tonne for the same period a year ago, as a result of the factor described in the Overview.
The Potash segment’s sales volumes of finished products increased to 2.3 million tonnes for the three months ended June 30, 2024, compared to 2.2 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $186.4 million for the three months ended June 30, 2024, from $336.0 million in the same period of the prior year. Lower selling prices decreased gross margin by approximately $250 million versus the prior year period. This decrease was partially offset by higher sales volumes, which favorably impacted gross margin by approximately $60 million compared to the prior year, and lower Canadian resource taxes and royalties of $30 million. In addition, lower idle and turnaround costs favorably impacted gross margin by approximately $15 million compared to the prior year, largely due to the timing of turnarounds.
We incurred $66.8 million in Canadian resource taxes for the three months ended June 30, 2024, compared to $95.0 million in the same period a year ago. Canadian royalty expense decreased to $10.3 million for the three months ended June 30, 2024, compared to $12.9 million for the three months ended June 30, 2023. The fluctuations in Canadian resource taxes and royalties are a result of a decrease in our sales revenue and margins.
Our operating rate for potash production was 78% for the current year period, compared to 69% in the prior year period, which was negatively impacted by maintenance turnarounds. In July 2024, we temporarily restarted our Colonsay, Saskatchewan mine to offset downtime from the upcoming summer turnaround at our Esterhazy mine.
Six months ended June 30, 2024 and June 30, 2023
The Potash segment’s net sales decreased to $1.3 billion for the six months ended June 30, 2024, compared to $1.8 billion in the same period a year ago. Lower selling had an unfavorable impact on net sales of approximately $630 million versus the prior year period. This was partially offset by higher sales volumes of approximately $170 million.
Our average potash selling price was $290 per tonne for the six months ended June 30, 2024, compared to $431 per tonne for the same period a year ago, due to the factor discussed above in the Overview.
The Potash segment’s sales volumes for the six months ended June 30, 2024 increased 11% compared to the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $398.1 million for the six months ended June 30, 2024, from $749.3 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $630 million due to the decrease in average selling prices. This was partially offset by higher sales volumes, which had a favorable impact on gross margin of approximately $150 million and lower Canadian resource taxes and royalties of approximately $95 million in the current year period, as discussed below. In addition, results were favorably impacted by approximately $30 million, due to higher prior year period idle and maintenance turnaround costs primarily at our Colonsay, Saskatchewan mine.
We incurred $131.3 million in Canadian resource taxes for the six months ended June 30, 2024, compared to $215.8 million in the same period a year ago. Canadian royalty expense decreased to $20.3 million for the six months ended June 30, 2024, compared to $31.6 million for the six months ended June 30, 2023. The fluctuations in Canadian resource taxes and royalties are due to the decreases in our sales revenues and margins.
Our operating rate was 79% for the current year period, compared to 69% in the prior year period. The increased operating rate in the current year period reflects higher production across our Canadian mines, due to higher capability at our Esterhazy mine and our Colonsay mine operating for a portion of the current year period. Prior year production was impacted by maintenance downtime during the first half of the year.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Six months ended
	June 30,		2024-2023		June 30,		2024-2023
(in millions, except price per tonne or unit)	2024	2023	Change	Percent	2024	2023	Change	Percent
Net Sales	$1,048.9	$1,418.8	$(369.9)	(26)%	$1,935.3	$2,762.1	$(826.8)	(30)%
Cost of goods sold	947.1	1,406.0	(458.9)	(33)%	1,758.3	2,750.4	(992.1)	(36)%
Gross margin	$101.8	$12.8	$89.0	NM	$177.0	$11.7	$165.3	NM
Gross margin as a percent of net sales	10%	1%			9%	—%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	433	611	(178)	(29)%	757	1,121	(364)	(32)%
Potash produced in Brazil	34	44	(10)	(23)%	66	88	(22)	(25)%
Purchased nutrients for distribution	1,729	1,730	(1)	—%	3,088	3,256	(168)	(5)%
Total Mosaic Fertilizantes Segment Tonnes	2,196	2,385	(189)	(8)%	3,911	4,465	(554)	(12)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$478	$595	$(117)	(20)%	$495	$619	$(124)	(20)%
Brazil MAP price (delivered price to third party)	$596	$653	$(57)	(9)%	$590	$662	$(72)	(11)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	30	117	(87)	(74)%	98	263	(165)	(63)%
MicroEssentials® from Mosaic	284	427	(143)	(33)%	453	704	(251)	(36)%
Potash from Mosaic/Canpotex	736	756	(20)	(3)%	1,094	991	103	10%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$623	$912	$(289)	(32)%	$664	$1,040	$(376)	(36)%
Sulfur (long ton)	$174	$258	$(84)	(33)%	$174	$267	$(93)	(35)%
Blended rock (metric tonne)	$107	$128	$(21)	(16)%	$110	$127	$(17)	(13)%
Production volume (in thousands of metric tonnes)	831	797	34	4%	1,728	1,656	72	4%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
Three months ended June 30, 2024 and June 30, 2023
The Mosaic Fertilizantes segment’s net sales decreased to $1.0 billion for the three months ended June 30, 2024, from $1.4 billion in the same period a year ago. The $369.9 million decrease in net sales was due to approximately $290 million of lower finished product sales prices and approximately $100 million of lower finished goods sales volume. This was partially offset by a $15 million favorable impact from sales of other products, primarily sulfuric acid.
Our average finished product selling price was $478 per tonne for the three months ended June 30, 2024, compared to $595 per tonne for the same period a year ago, due to the decrease in global sales prices as discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 8% for the three months ended June 30, 2024, compared to the same period a year ago, due to deferred customer demand in the Brazil agricultural market.
Gross margin for the Mosaic Fertilizantes segment increased to $101.8 million for the three months ended June 30, 2024, from $12.8 million in the same period of the prior year. The increase in gross margin was primarily due to $370 million of lower costs driven by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business. This was partially offset by approximately $290 million related to the decrease in average selling prices during the current year period, and by approximately $10 million due to lower sales volumes during the current year period.
The average consumed price for ammonia for our Brazilian operations decreased to $623 per tonne for the three months ended June 30, 2024, compared to $912 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $174 per long ton for the three months ended June 30, 2024, compared to $258 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 4% for the three months ended June 30, 2024, compared to the prior year period. For the three months ended June 30, 2024, our phosphate operating rate increased to 75%, compared to 74% in the same period of the prior year.
For the three months ended June 30, 2024, our Brazilian phosphate rock production decreased to 1.0 million tonnes, from 1.1 million tonnes in the prior year period.
Six months ended June 30, 2024 and 2023
The Mosaic Fertilizantes segment’s net sales were $1.9 billion for the six months ended June 30, 2024, compared to $2.8 billion in the prior year period. In the current period, net sales were unfavorably impacted by approximately $520 million of lower finished goods sales prices and by approximately $310 million of lower finished goods sales volumes.
The average finished product selling price decreased $124 per tonne to $495 per tonne for the six months ended June 30, 2024, compared to $619 per tonne in the prior year period, primarily due to the decrease in global prices mentioned in the Overview.
The Mosaic Fertilizantes segment’s sales volume decreased to 3.9 million tonnes for the six months ended June 30, 2024, from 4.5 million tonnes in the same period a year ago due to deferred customer demand in the Brazil agricultural market.
Gross margin for the six months ended June 30, 2024, increased to $177.0 million from $11.7 million in the same period in the prior year. The increase in gross margin was primarily due to lower costs, which had a favorable impact of $690 million, driven by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business. This was partially offset by approximately $520 million related to the decrease in average selling prices during the current year period.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 4% compared to the prior year period. For the six months ended June 30, 2024, our phosphate operating rate was 77%, compared to 76% in the same period of the prior year.
For the six month period ended June 30, 2024, our Brazilian phosphate rock production was comparable to the prior year period at 1.9 million tonnes.
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
For the three months ended June 30, 2024, gross margin for Corporate, Eliminations and Other was $(47.9) million, compared to $6.1 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $28 million from net unrealized losses on derivatives, primarily on foreign currency derivatives, compared to a net unrealized gain of approximately $34 million in the prior year period. Sales in China and India, collectively, resulted in revenue of $120.9 million and gross margin of $2.4 million in the current year period, compared to revenue of $171.7 million and gross margin of $(44.3) million in the prior year period. China and India gross margin was favorably impacted by lower product costs in the current year period compared to the prior year, which was partially offset by the impact of lower selling prices compared to the prior year period.
For the six months ended June 30, 2024, gross margin for Corporate, Eliminations and Other was $(95.0) million, compared to $5.0 million for the same period in the prior year. Gross margin was unfavorably impacted by a $59 million net unrealized loss on derivatives in the current year period, primarily of foreign currency derivatives, compared to a $33 million net unrealized gain in the prior year period. Sales in China and India, collectively, resulted in revenue of $250.1 million and gross margin of $9.9 million in the current year period, compared to revenue of $438.5 million and gross margin of $(55.1) million in the prior year period. China and India gross margin was favorably impacted by lower product costs in the current year period compared to the prior year which was partially offset by the impact of lower selling prices compared to the prior year period.
Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2024-2023		June 30,		2024-2023
(in millions)	2024	2023	Change	Percent	2024	2023	Change	Percent
Selling, general and administrative expenses	$128.4	$129.9	$(1.5)	(1)%	$235.2	$257.6	$(22.4)	(9)%
Other operating expense	32.3	72.0	(39.7)	(55)%	151.8	70.1	81.7	117%
Interest expense	(61.2)	(47.3)	(13.9)	29%	(119.4)	(97.5)	(21.9)	22%
Interest income	14.8	11.3	3.5	31%	25.0	20.4	4.6	23%
Interest expense, net	(46.4)	(36.0)	(10.4)	29%	(94.4)	(77.1)	(17.3)	22%
Foreign currency transaction (loss) gain	(267.9)	148.5	(416.4)	NM	(368.2)	199.9	(568.1)	NM
Other income (expense)	6.6	(7.1)	13.7	NM	7.2	(16.0)	23.2	NM
Provision for income taxes	98.7	108.4	(9.7)	(9)%	104.9	226.7	(121.8)	(54)%
Equity in net earnings of nonconsolidated companies	22.2	12.9	9.3	72%	59.7	44.2	15.5	35%
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 decreased $1.5 million compared to the same period of prior year, primarily due to lower consulting and professional services costs of approximately $13 million compared to the prior year period, partially offset by higher incentive compensation costs of approximately $11 million.
Selling, general and administrative expenses for the six months ended June 30, 2024 decreased $22.4 million compared to the same period of prior year, primarily due to lower consulting and professional services costs of approximately $16 million, and lower incentive compensation costs of approximately $10 million compared to the prior year period.
Other Operating Expense
For the three months ended June 30, 2024, we had other operating expense of $32.3 million, compared to $72.0 million for the same period of the prior year. The decrease from the prior year is due to approximately $37 million of higher environmental reserves in our Phosphate segment, and an upward revision in estimated closure costs for our asset retirement obligations ("AROs") at our closed facilities of approximately $23 million, incurred in the prior year.
For the six months ended June 30, 2024, we had other operating expense of $151.8 million, compared to $70.1 million for the same period of the prior year. The change from the prior year was primarily due to an increase in environmental reserves in our

Phosphate segment in the current year period of approximately $34 million. In addition, the prior year period included a gain on the sale of the Streamsong Resort of approximately $57 million.
Interest Expense, Net
For the three and six months ended June 30, 2024, net interest expense increased to $46.4 million and $94.4 million compared to $36.0 million and $77.1 million for the same periods of the prior year. The increase was primarily due to higher short term debt levels in the current year period.
Foreign Currency Transaction Gain (Loss)
We recorded a foreign currency transaction loss of $267.9 million and $368.2 million for the three and six months ended June 30, 2024, compared to a gain of $148.5 million and $199.9 million for the same periods in the prior year. The current year losses were primarily the result of unrealized foreign currency impacts resulting from the strengthening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries, and the impact of the U.S. dollar relative to the Canadian dollar on significant intercompany loans.
Other Expense
For the three and six months ended June 30, 2024, we had other income of $6.6 million and $7.2 million, compared to expense of $7.1 million and $16.0 million for the same periods in the prior year. The current year income was primarily related to a settlement gain on the termination of a pension plan during the quarter ended June 30, 2024.
Equity in Net Earnings of Nonconsolidated Companies
For the three and six months ended June 30, 2024, we had equity in net earnings of nonconsolidated companies of $22.2 million and $59.7 million compared to $12.9 million and $44.2 million for the same period in the prior year. These results were primarily related to the operations of MWSPC.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2024	(132.7)%	$98.7
June 30, 2023	22.8%	$108.4

Six months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2024	(213.2)%	$104.9
June 30, 2023	22.2%	$226.7
Income tax expense was $98.7 million and $104.9 million, and the effective tax rate was (132.7)% and (213.2)% for the three and six months ended June 30, 2024.
For the three and six months ended June 30, 2024, discrete tax items recorded in tax expense was an expense of approximately $120.1 million and $119.4 million, respectively. The net tax expense consisted primarily of the impact of accruing withholding tax expense on expected foreign distributions associated with changes in management’s indefinite reinvestment assertion on select foreign earnings under ASC 740-30 (formerly APB 23), share-based excess benefit, true-up of estimates, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.

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
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $322.0 million, short-term debt of $0.9 billion, long-term debt, including current maturities, of approximately $3.3 billion, and stockholders’ equity of approximately $11.8 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the six months ended June 30, 2024, we returned cash to shareholders through share repurchases of $160.4 million and cash dividends of $137.4 million, and invested $716.9 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for the next 12 months and beyond. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of June 30, 2024, we had $2.49 billion available under our $2.50 billion committed revolving credit facility, approximately $670.0 million available under our uncommitted facilities and had $2.1 billion available under our $2.5 billion commercial paper program that is backed by the revolving credit facility. We consider amounts borrowed under our commercial paper program as a reduction of availability under our revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 11 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of June 30, 2024.
All of our cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2024. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash used in or provided by operating activities, net cash used in investing activities, and net cash used in or provided by financing activities for the six months ended June 30, 2024 and June 30, 2023:

(in millions)	Six months ended
	June 30,		2024-2023
Cash Flow	2024	2023	Change	Percent
Net cash provided by operating activities	$767.0	$1,221.7	$(454.7)	(37)%
Net cash used in investing activities	(736.8)	(532.9)	(203.9)	38%
Net cash used in financing activities	(30.7)	(815.6)	784.9	(96)%
Operating Activities
During the six months ended June 30, 2024, net cash provided by operating activities was $767.0 million, compared to $1.2 billion for the same period in the prior year. Our results of operations, after non-cash adjustments, contributed $960.1 million to cash flows from operating activities during the six months ended June 30, 2024, compared to $1.2 billion as computed on the same basis for the prior year period. During the six months ended June 30, 2024, we had an unfavorable change in assets and liabilities of $193.1 million, compared to an favorable change of $57.0 million during the six months ended June 30, 2023.
The change in assets and liabilities for the six months ended June 30, 2024, was primarily driven by an increase in inventories of $169.8 million and accounts receivable of $78.2 million, partially offset by an increase in other noncurrent liabilities of $78.6 million. The increase in inventories was primarily due to higher inventory volumes, primarily in Brazil, due to seasonality. The increase in accounts receivable was primarily related to an increase in sales volumes at the end of the quarter compared to the end of the prior year. The increase in other noncurrent liabilities liabilities was primarily related to increases in ARO obligations and environmental reserves in our Phosphate segment in the current year.
Investing Activities
Net cash used in investing activities was $736.8 million for the six months ended June 30, 2024 compared to $532.9 million for the same period a year ago. We had capital expenditures of $716.9 million for the six months ended June 30, 2024, compared to $631.8 million in the prior year period. The prior year period included net proceeds of $158.4 million from the sale of a business and used cash of $41.0 million to acquire the other 50% of an equity investment.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $30.7 million, compared to $815.6 million for the same period in the prior year. During the six months ended June 30, 2024, we received net proceeds of $502.1 million under our inventory financing arrangement. During the current year period, we made repurchases of our common stock at an aggregate cost of $160.4 million and paid dividends of $137.4 million. In addition, we also made net payments on our structured accounts payable arrangements of $141.7 million, payments on long-term debt of $42.5 million and net payments on short-term debt of $18.8 million during the current year period.
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

Environmental, Health, Safety and Security Matters
Federal Jurisdiction Over “Waters of the United States”. The Clean Water Act (“CWA” or the “Act”) authorizes federal jurisdiction over “navigable waters,” defined in the Act as “waters of the United States” (“WOTUS”). As it relates to Mosaic’s operations and facilities, the scope of the term WOTUS dictates legal requirements for our national pollutant discharge elimination system wastewater discharge permits and for impacts to surface waters and wetlands associated with our phosphate mining operations. A broad definition of WOTUS, and thus the scope of federal jurisdiction, increases the time required to identify wetlands and waterways subject to federal regulatory and permitting requirements, and the amount and type of mitigation required to compensate for impacts to jurisdictional WOTUS caused by our mining operations.
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
The Sackett decision invalidated the January 18, 2023 definition of WOTUS promulgated by the Environmental Protection Agency (“EPA”), which had expanded federal jurisdiction. In response to Sackett, on August 29, 2023, the EPA issued a final rule intended to conform its definition of WOTUS to the Sackett decision. The conforming rule became effective on September 8, 2023.
As a result of ongoing litigation, the January 2023 WOTUS rule, as conformed by the September 2023 rule, is being implemented only in 23 states, the District of Columbia and the U.S. Territories. In the other 27 states, WOTUS is interpreted consistent with the pre-2015 regulatory regime in a manner that such states believe complies with the Supreme Court’s Sackett decision.
Clean Water Act 404 Permitting Program. Beginning in 2018, the State of Florida enacted statutory and regulatory changes to allow the State to assume “dredge and fill” permitting under Section 404 of the CWA (“CWA 404 permitting”). In December 2020, the EPA approved Florida’s application to assume CWA 404 permitting and the State began issuing 404 permits for projects impacting assumed waters in the State. A group of Non-Governmental Organizations (“NGOs”) filed suit in early 2021 seeking to invalidate the EPA’s approval and to return CWA 404 permitting to the federal government.
On February 15, 2024, the District Court entered an Order granting the relief requested by the NGOs. Because of the decision, the U.S. Army Corps of Engineers (“Corps”) became the only entity in the State with authority to issue 404 permits. On April 12, 2024, the District Court entered final judgment on the NGO’s claims that now can be appealed. On April 15, 2024, the State appealed the District Court's decision to the U.S. Court of Appeals for the D.C. Circuit. The Court of Appeals subsequently granted the State's request to expedite that appeal.
If the appeal is not successful, CWA 404 permitting for most of Mosaic’s proposed Florida mining projects and some improvements to our concentrates facilities would be handled by the Corps. Returning the CWA 404 program to the Corps is likely to result in delays in the permitting process, due to coordination complications and Corps staffing deficiencies, at least over the next six to 12 months. Moreover, all Corps 404 permits are federal actions subject to the National Environmental Policy Act, which is a resource-intensive environmental review that causes additional delays in the permitting process. Corps-issued CWA 404 permits also provide an avenue for legal challenges to be filed in Federal court. Given these recent developments, we expect that the schedule for Mosaic’s Florida permitting projects will encounter more delays and face potentially greater legal risk of permit challenges.
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
•the anticipated value of the Ma’aden shares to be issued in the proposed transaction at closing may be less than the value at transaction announcement, the expected timing and likelihood of completion of the pending Ma’aden transaction, including the inability to receive the required approval by Ma’aden shareholders and other approvals, including potential regulatory approvals, necessary to complete the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the applicable agreement, and the risk that there may be a material adverse change with respect to the financial position, performance, operations or prospects of Ma’aden and MWSPC;
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
•the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate, including the effects of actions by other members of Canpotex to prove the production capacity of potash expansion projects, through proving runs or otherwise;
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
•changes in the environmental and other governmental regulations that apply to our operations, including federal legislation or regulatory action expanding the types and extent of water resources regulated under federal law and the possibility of further federal or state legislation or regulatory action affecting or related to greenhouse gas emissions, including carbon taxes or other measures that may be implemented in Canada or other jurisdictions in which we operate, or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of nutrients into the Gulf of Mexico, the Mississippi River basin or elsewhere;
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
As of June 30, 2024 and December 31, 2023, the fair value of our major foreign currency exchange contracts was $(36.6) million and $28.4 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2024				As of December 31, 2023
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Years ending December 31,
	2024	2025	2026		2024	2025
Foreign Currency Exchange Forwards
Canadian Dollar				$(7.9)			$15.5
Notional (million US$) - short Canadian dollars	$81.7	$2.9	$—		$297.3	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3593	1.3584	—		1.3387	—
Notional (million US$) - long Canadian dollars	$529.7	$403.0	$—		$1,068.5	$120.5
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3480	1.3498	—		1.3430	1.3445
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(29.0)			$14.6
Notional (million US$) - long Brazilian real	$346.6	$—	$—		$741.7	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.1216	—	—		5.0023	—
Indian Rupee				$0.2			$(0.3)
Notional (million US$) - short Indian rupee	$102.1	$—	$—		$80.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	83.3767	—	—		83.7458	—
China Renminbi				$0.1			$(1.4)
Notional (million US$) - short China renminbi	$73.2	$—	$—		$110.7	$—
Weighted Average Rate - China renminbi to U.S. dollar	7.1157	—	—		7.1336	—
Notional (million US$) - long China renminbi	$20.5	$—	$—		—	—
Weighted Average Rate - China renminbi to U.S. dollar	7.1067	—	—		—	—
Total Fair Value				$(36.6)			$28.4
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Commodities
As of June 30, 2024 and December 31, 2023, the fair value of our natural gas commodities contracts was $(5.9) million and $(10.3) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2024			As of December 31, 2023
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2024	2025	Fair Value	2024	2025	Fair Value
Natural Gas Swaps			$(5.9)			$(10.3)
Notional (million MMBtu) - long	6.7	2.9		15.1	2.0
Weighted Average Rate (US$/MMBtu)	$2.65	$2.95		$2.75	$3.30
Total Fair Value			$(5.9)			$(10.3)

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2024.

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
When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco, covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP and 28.50% for Russian producer PhosAgro. Commerce did not change the preexisting cash deposit rates for Russian producer EuroChem (47.05%) or all other Russian producers (17.20%). Mosaic, foreign producers, and a U.S. importer have appealed the final results of DOC’s first administrative reviews to the CIT. DOC is also conducting a second set of administrative reviews covering the period January 1, 2022 to December 31, 2022. DOC will likely issue the final results of the second administrative reviews by Q4 2024. In addition, in June 2024, DOC initiated a third set of administrative reviews covering the period January 1, 2023 to December 31, 2023. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals, whether in federal courts or at the World Trade Organization.
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
Faustina Plant Risk Management Plan. On September 14, 2022, EPA Region 6 issued a Notice of Potential Violation and Opportunity to Confer (“NOPVOC”) regarding compliance of our Faustina Plant with Section 112(r) of the Federal Clean Air Act and 40 C.F.R. Part 68, commonly known as the Risk Management Plan Rule (“RMP Rule”). The NOPVOC relates to a compliance evaluation inspection conducted by the EPA at the Faustina Plant from February 22-25, 2022, and alleges violations of the RMP Rule. We conferred with the EPA regarding the allegations in the NOPVOC on November 30, 2022. We negotiated a Consent Agreement and Final Order (“CAFO”) with the agency that was filed on January 30, 2024. As required by the CAFO, we paid a penalty in the amount of $217,085. The CAFO also requires the completion of two supplemental environmental projects: (1) installation of ammonia monitors and monitoring at the plant for a period of two years, and (2) donation of two generators to the St. James Parish Department of Emergency Preparedness. We completed the donation to the St. James Parish Department of Emergency Preparedness on March 14, 2024, and we completed installation and began operation of the ammonia monitors on April 24, 2024.

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “10-K Report”). In addition to these risk factors, we include the following updates:
Operational Risk
Risks related to the Ma'aden Share Purchase and Subscription Agreement.
On April 30, 2024, we entered into an agreement with Ma’aden under which Mosaic will receive 111,012,433 shares of Ma’aden valued at approximately $1.5 billion on the date of the agreement, in exchange for Mosaic’s 25 percent stake in MWSPC. The anticipated value of the Ma’aden shares to be issued in the proposed transaction at transaction announcement and at closing are subject to risks related to the expected timing and likelihood of completion of the pending transaction, including the inability to receive the required approval by Ma’aden shareholders and other approvals, including potential regulatory approvals, necessary to complete the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the applicable agreement; and the risk that there may be a material adverse change with respect to the financial position, performance, operations or prospects of Ma’aden and MWSPC.
Regulatory Risk
Our operations are dependent on having the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing any of our permits and approvals or imposition of restrictive conditions on us with respect to these permits and approvals may impair our business and operations.
Our operations, including our mines, are dependent on having the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing, modifying or renewing any of our permits and approvals or imposition of restrictive or cost prohibitive conditions on us with respect to these permits and approvals may impair our business and operations and could have a material adverse effect on our business, financial condition or results of operations. For example, in Florida, local community involvement has become an increasingly important factor in the permitting process for mining companies, and various counties and other parties in Florida have in the past filed and continue to file lawsuits challenging the issuance or renewal of some of the permits we require. A recent federal court decision invalidated Florida’s Clean Water Act 404 “dredge and fill” permitting program and returned that permitting authority to the federal agencies. While that decision is under appeal, a change in permitting authority may complicate and delay the receipt of 404 approvals.
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
Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the repurchase programs during the quarter ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
April 1, 2024- April 30, 2024	—	$—	—	$1,059,428,230
May 1, 2024- May 31, 2024	—	—	—	1,059,428,230
June 1, 2024- June 30, 2024	1,835,788	28.33	1,835,788	1,007,428,308
Total	1,835,788	$28.33	1,835,788	$1,007,428,308
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
ITEM 5. OTHER INFORMATION
During our fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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
August 7, 2024