Form 10-Q
period 2024-09-30
MOSAIC CO
filed 2024-11-12
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 317,645,280 shares of Common Stock as of November 8, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$2,810.9	$3,548.3	$8,306.9	$10,546.6
Cost of goods sold	2,394.1	3,138.7	7,096.9	8,895.5
Gross margin	416.8	409.6	1,210.0	1,651.1
Selling, general and administrative expenses	148.2	119.9	383.4	377.5
Other operating expense	153.2	143.9	305.0	214.0
Operating earnings	115.4	145.8	521.6	1,059.6
Interest expense, net	(41.7)	(17.4)	(136.1)	(94.5)
Foreign currency transaction gain (loss)	100.9	(96.9)	(267.3)	103.0
Other (expense) income	(0.4)	(50.1)	6.8	(66.1)
Earnings (loss) from consolidated companies before income taxes	174.2	(18.6)	125.0	1,002.0
Provision for (benefit from) income taxes	48.0	(5.9)	152.9	220.8
Earnings (loss) from consolidated companies	126.2	(12.7)	(27.9)	781.2
Equity in net earnings of nonconsolidated companies	4.5	15.8	64.2	60.0
Net earnings including noncontrolling interests	130.7	3.1	36.3	841.2
Less: Net earnings attributable to noncontrolling interests	8.5	7.3	30.4	41.6
Net earnings (loss) attributable to Mosaic	$122.2	$(4.2)	$5.9	$799.6
Basic net earnings (loss) per share attributable to Mosaic	$0.38	$(0.01)	$0.02	$2.40
Basic weighted average number of shares outstanding	318.4	331.5	320.6	333.0
Diluted net earnings (loss) per share attributable to Mosaic	$0.38	$(0.01)	$0.02	$2.39
Diluted weighted average number of shares outstanding	319.4	331.5	321.6	335.1
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net earnings (loss) including noncontrolling interest	$130.7	$3.1	$36.3	$841.2
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	104.6	(153.3)	(161.6)	22.1
Net actuarial gain and prior service cost	0.4	25.3	1.8	26.0
Realized gain on interest rate swap	—	0.3	—	1.2
Net gain (loss) on marketable securities held in trust fund	13.7	(11.5)	0.8	(5.5)
Other comprehensive income (loss)	118.7	(139.2)	(159.0)	43.8
Comprehensive income (loss)	249.4	(136.1)	(122.7)	885.0
Less: Comprehensive income attributable to noncontrolling interest	9.0	6.4	27.7	42.7
Comprehensive income (loss) attributable to Mosaic	$240.4	$(142.5)	$(150.4)	$842.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$301.6	$348.8
Receivables, net, including affiliate receivables of $146.9 and $240.1, respectively	1,031.6	1,269.2
Inventories	2,923.0	2,523.2
Other current assets	715.0	603.8
Total current assets	4,971.2	4,745.0
Property, plant and equipment, net of accumulated depreciation of $10,475.6 and $9,914.1, respectively	13,683.1	13,585.4
Investments in nonconsolidated companies	959.9	909.0
Goodwill	1,117.3	1,138.6
Deferred income taxes	994.3	1,079.2
Other assets	1,565.9	1,575.6
Total assets	$23,291.7	$23,032.8
Liabilities and Equity
Current liabilities:
Short-term debt	$751.7	$399.7
Current maturities of long-term debt	115.3	130.1
Structured accounts payable arrangements	402.3	399.9
Accounts payable, including affiliate payables of $203.9 and $245.2, respectively	1,178.1	1,166.9
Accrued liabilities	1,728.3	1,777.1
Total current liabilities	4,175.7	3,873.7
Long-term debt, less current maturities	3,197.4	3,231.6
Deferred income taxes	1,101.9	1,065.5
Other noncurrent liabilities	2,855.4	2,429.2
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 394,648,083 shares issued and 317,869,351 shares outstanding as of September 30, 2024, 393,875,241 shares issued and 324,103,141 shares outstanding as of December 31, 2023	3.2	3.2
Capital in excess of par value	1.6	—
Retained earnings	13,915.0	14,241.9
Accumulated other comprehensive loss	(2,111.2)	(1,954.9)
Total Mosaic stockholders' equity	11,808.6	12,290.2
Noncontrolling interests	152.7	142.6
Total equity	11,961.3	12,432.8
Total liabilities and equity	$23,291.7	$23,032.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$36.3	$841.2
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	743.4	702.9
Deferred and other income taxes	36.2	(32.5)
Equity in net (earnings) of nonconsolidated companies, net of dividends	(49.2)	(35.1)
Accretion expense for asset retirement obligations	80.9	70.0
Share-based compensation expense	26.7	27.0
Unrealized loss (gain) on derivatives	22.6	11.5
Foreign currency adjustments	117.5	(36.2)
Gain on sale of business	—	(56.5)
Pension settlement loss	—	42.4
Other	75.4	82.0
Changes in assets and liabilities:
Receivables, net	195.4	332.6
Inventories	(517.3)	1,107.6
Other current and noncurrent assets	(179.7)	(347.3)
Accounts payable and accrued liabilities	257.8	(926.5)
Other noncurrent liabilities	233.9	86.0
Net cash provided by operating activities	1,079.9	1,869.1
Cash Flows from Investing Activities:
Capital expenditures	(957.7)	(1,043.5)
Purchases of available-for-sale securities - restricted	(1,162.0)	(1,039.7)
Proceeds from sale of available-for-sale securities - restricted	1,119.1	1,011.7
Proceeds from sale of business	—	158.4
Acquisition of business	—	(41.0)
Other	16.1	(0.9)
Net cash used in investing activities	(984.5)	(955.0)
Cash Flows from Financing Activities:
Payments of short-term debt	(12,421.3)	(6,761.9)
Proceeds from issuance of short-term debt	12,572.8	6,837.1
Payments of inventory financing arrangement	(1,405.1)	(601.4)
Proceeds from inventory financing arrangement	1,605.1	601.4
Payments of structured accounts payable arrangements	(522.3)	(1,010.6)
Proceeds from structured accounts payable arrangements	510.2	834.0
Collections of transferred receivables	330.1	1,468.6
Payments of transferred receivables	(328.6)	(1,468.6)
Payments of long-term debt	(55.2)	(44.8)
Repurchases of stock	(210.4)	(606.0)
Cash dividends paid	(204.2)	(286.5)
Dividends paid to non-controlling interest	(17.6)	(23.7)
Other	(22.1)	(7.4)
Net cash used in financing activities	(168.6)	(1,069.8)
Effect of exchange rate changes on cash	44.5	3.4
Net change in cash, cash equivalents and restricted cash	(28.7)	(152.3)
Cash, cash equivalents and restricted cash - December 31	360.8	754.1
Cash, cash equivalents and restricted cash - September 30	$332.1	$601.8
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2024	September 30, 2023

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$301.6	$591.0
Restricted cash in other current assets	15.1	9.4
Restricted cash in other assets	15.4	1.4
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$332.1	$601.8

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $26.1 and $24.1 for the nine months ended September 30, 2024 and 2023, respectively)	$114.0	$92.9
Income taxes (net of refunds)	284.1	421.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of June 30, 2023	332.2	$3.3	$8.1	$14,364.8	$(1,971.2)	$150.4	$12,555.4
Total comprehensive income	—	—	—	(4.2)	(138.3)	6.4	(136.1)
Vesting of restricted stock units	—	—	(0.1)	—	—	—	(0.1)
Stock based compensation	—	—	6.0	—	—	—	6.0
Share repurchases, including tax of $1.4 million	(3.9)	—	(14.0)	(137.5)	—	—	(151.5)
Dividends ($0.20 per share)	—	—	—	(66.6)	—	—	(66.6)
Balance as of September 30, 2023	328.3	$3.3	$—	$14,156.5	$(2,109.5)	$156.8	$12,207.1

Balance as of December 31, 2022	339.1	$3.4	$—	$14,203.4	$(2,152.2)	$139.6	$12,194.2
Total comprehensive income	—	—	—	799.6	42.7	42.7	885.0
Vesting of restricted stock units	1.8	—	(0.6)	(53.3)	—	—	(53.9)
Stock based compensation	—	—	27.0	—	—	—	27.0
Share repurchases, including tax of $4.9 million	(12.6)	(0.1)	(26.4)	(576.5)	—	—	(603.0)
Dividends (0.65 per share)	—	—	—	(216.7)	—	—	(216.7)
Equity to noncontrolling interests	—	—	—	—	—	(25.5)	(25.5)
Balance as of September 30, 2023	328.3	$3.3	$—	$14,156.5	$(2,109.5)	$156.8	$12,207.1

Balance as of June 30, 2024	319.6	$3.2	$—	$13,906.8	$(2,229.4)	$149.5	$11,830.1
Total comprehensive (loss) income	—	—	—	122.2	118.2	9.0	249.4
Vesting of restricted stock units	0.1	—	—	—	—	—	—
Stock based compensation	—	—	5.5	—	—	—	5.5
Share repurchases, including tax of $0.5 million	(1.8)	—	(3.9)	(46.6)	—	—	(50.5)
Dividends ($0.21 per share)	—	—	—	(67.4)	—	—	(67.4)
Dividends for noncontrolling interests	—	—	—	—	—	(5.8)	(5.8)
Balance as of September 30, 2024	317.9	$3.2	$1.6	$13,915.0	$(2,111.2)	$152.7	$11,961.3

Balance as of December 31, 2023	324.1	$3.2	$—	$14,241.9	$(1,954.9)	$142.6	$12,432.8
Total comprehensive (loss) income	—	—	—	5.9	(156.3)	27.7	(122.7)
Vesting of restricted stock units	0.8	—	—	(10.5)	—	—	(10.5)
Stock based compensation	—	—	26.7	—	—	—	26.7
Share repurchases, including tax of $1.9 million	(7.0)	—	(25.1)	(187.2)	—	—	(212.3)
Dividends (0.42 per share)	—	—	—	(135.1)	—	—	(135.1)
Dividends for noncontrolling interests	—	—	—	—	—	(17.6)	(17.6)
Balance as of September 30, 2024	317.9	$3.2	$1.6	$13,915.0	$(2,111.2)	$152.7	$11,961.3
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
In November 2024, the FASB issued guidance which requires more detailed disclosure about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions on the face of the income statement. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. These amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosures may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact this new guidance will have on our disclosures.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2024	December 31, 2023
Other current assets
Income and other taxes receivable	$396.5	$269.3
Prepaid expenses	285.0	284.3
Other	33.5	50.2
	$715.0	$603.8

Other assets
Restricted cash	$15.4	$3.4
MRO inventory	176.3	166.3
Marketable securities held in trust	729.6	708.6
Operating lease right-of-use assets	204.6	229.8
Indemnification asset	20.6	20.9
Long-term receivable	16.7	21.8
Cloud computing cost	177.2	138.9
Other	225.5	285.9
	$1,565.9	$1,575.6

Accrued liabilities
Accrued dividends	$3.3	$72.3
Payroll and employee benefits	168.6	182.6
Asset retirement obligations	380.6	377.4
Customer prepayments(a)	419.5	261.8
Accrued income and other taxes	145.2	190.0
Operating lease obligation	55.6	65.3
Other	555.5	627.7
	$1,728.3	$1,777.1

Other noncurrent liabilities
Asset retirement obligations	$2,169.9	$1,836.0
Accrued pension and postretirement benefits	111.5	168.1
Operating lease obligation	158.2	119.7
Unrecognized tax benefits	30.1	30.5
Other	385.7	274.9
	$2,855.4	$2,429.2
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Mosaic	$122.2	$(4.2)	$5.9	$799.6
Basic weighted average number of shares outstanding	318.4	331.5	320.6	333.0
Dilutive impact of share-based awards	1.0	—	1.0	2.1
Diluted weighted average number of shares outstanding	319.4	331.5	321.6	335.1
Basic net income (loss) per share attributable to Mosaic	$0.38	$(0.01)	$0.02	$2.40
Diluted net income (loss) per share attributable to Mosaic	$0.38	$(0.01)	$0.02	$2.39
A total of 1.4 million and 0.8 million shares of common stock subject to issuance related to share-based awards for the three and nine months ended September 30, 2024, and 0.6 million and 0.4 million for the three and nine months ended September 30, 2023 have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials	$125.7	$135.8
Work in process	991.7	964.8
Finished goods	1,563.6	1,178.0
Final price deferred(a)	71.7	61.5
Operating materials and supplies	170.3	183.1
	$2,923.0	$2,523.2
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $1.1 billion as of September 30, 2024 and December 31, 2023, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2023	$1,026.9	$99.6	$12.1	$1,138.6
Foreign currency translation	(18.2)	(3.1)	—	(21.3)
Balance as of September 30, 2024	$1,008.7	$96.5	$12.1	$1,117.3

We will perform our next annual goodwill impairment analysis for each of our reporting units as of October 31, 2024. Subsequent to our 2023 annual evaluation, on December 28, 2023, Brazil enacted a tax law change that eliminates the VAT preference starting in 2024. We are assessing the full impact of this change along with outlook for the business. The current estimated fair value of our Mosaic Fertilizantes reporting unit is not significantly in excess of its carrying value. Because we currently believe that our long-term financial goals for this reporting unit will be achieved, we concluded that the goodwill assigned to this reporting unit was not impaired, but could be at risk of future impairment.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of September 30, 2024, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The estimated fair value of the investments in the RCRA Trusts as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.9	$—	$—	$1.9
Level 2
Corporate debt securities	202.6	3.6	(4.8)	201.4
Municipal bonds	208.9	2.7	(2.1)	209.5
U.S. government bonds	296.3	4.1	—	300.4
Total	$709.7	$10.4	$(6.9)	$713.2

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.0	$—	$—	$1.0
Level 2
Corporate debt securities	204.6	1.9	(8.4)	198.1
Municipal bonds	206.9	1.9	(4.1)	204.7
U.S. government bonds	268.6	11.5	(0.3)	279.8
Total	$681.1	$15.3	$(12.8)	$683.6

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$5.3	$—	$5.4	$(0.1)
Municipal bonds	25.7	(0.2)	42.3	(0.2)
U.S. government bonds	6.4	—	26.4	(0.3)
	$37.4	$(0.2)	$74.1	$(0.6)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$86.3	$(4.8)	$121.5	$(8.3)
Municipal bonds	57.3	(1.9)	84.1	(3.9)
	$143.6	$(6.7)	$205.6	$(12.2)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2024. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2024
Due in one year or less	$24.1
Due after one year through five years	275.3
Due after five years through ten years	350.4
Due after ten years	61.5
Total debt securities	$711.3
For the three and nine months ended September 30, 2024, realized gains were $6.4 million and $17.2 million, respectively, and realized losses were $1.2 million and $10.4 million, respectively. For the three and nine months ended September 30, 2023, realized gains were $0.1 million and $9.2 million, respectively, and realized losses were $5.7 million and $20.9 million, respectively.

9. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of September 30, 2024 and December 31, 2023, we had financed inventory of $200.0 million and zero, respectively, under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.

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
During the three and nine months ended September 30, 2024, the Company sold approximately $97.0 million and $324.9 million, respectively, of accounts receivable under this arrangement. During the three and nine months ended September 30, 2023, the Company sold approximately $115.4 million and $1.2 billion, respectively, under this arrangement. Discounts on sold receivables were not material for any period presented. Following such sales, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of September 30, 2024, $1.5 million had been collected but not yet remitted to the bank. As of December 31, 2023, there was no amount outstanding to be remitted to the banks. Any outstanding amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 105 to 180 days from date of shipment. As of September 30, 2024 and December 31, 2023, the total structured accounts payable arrangements were $402.3 million and $399.9 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We plan to use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of September 30, 2024, we had $499.4 million outstanding under this program, with a weighted average interest rate of 5.01% and remaining average term of nine days. As of December 31, 2023, we had $399.5 million outstanding under this program, with a weighted average interest rate of 5.62% and a remaining average term of nine days.
Term Loan Facility
In May 2023, we entered into a 10-year senior unsecured term loan facility whereby we can draw up to $700 million. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of September 30, 2024, $500.0 million has been drawn under this facility. Interest rates for the term loan are variable and are based on the Secured Overnight Financing Rate (“SOFR”), plus credit spread adjustments.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
A reconciliation of our AROs is as follows:

(in millions)	September 30, 2024	December 31, 2023
AROs, beginning of period	$2,213.4	$1,905.6
Liabilities incurred	26.8	22.9
Liabilities settled	(173.6)	(198.5)
Accretion expense	80.9	96.1
Revisions in estimated cash flows	433.8	365.1
Foreign currency translation	(30.8)	22.2
AROs, end of period	2,550.5	2,213.4
Less current portion	380.6	377.4
Non-current portion of AROs	$2,169.9	$1,836.0
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
As of September 30, 2024 and December 31, 2023, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $389.5 million and $361.8 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the nine months ended September 30, 2024, gross unrecognized tax benefits decreased by $1.8 million to $24.0 million. The decrease is primarily related to statute expirations and settlements, partially offset by recording U.S. and non-U.S. reserves and foreign exchange. If recognized, approximately $20.4 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $7.7 million and $6.4 million as of September 30, 2024 and December 31, 2023, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended September 30, 2024, discrete tax items recorded in tax expense was a benefit of approximately $4.4 million. The net tax benefit consisted primarily of the true up of estimates from our U.S. tax return provision and changes in valuation allowance. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate, plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
than including them in the consolidated effective tax rate. For the three months ended September 30, 2024, income tax expense was impacted by this set of rules, resulting in an additional expense of $0.3 million compared to what would have been recorded under the general rule on a consolidated basis.
For the nine months ended September 30, 2024, discrete tax items recorded in tax expense was an expense of approximately $114.9 million. The net tax expense consisted primarily of the impact of accruing withholding tax expense on expected foreign distributions associated with changes in management’s indefinite reinvestment assertion on select foreign earnings under ASC 740-30 (formerly APB 23), share-based excess benefit, true-up of estimates from our U.S and non-U.S. tax return provisions, non-U.S. audit settlements, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, the gross asset position of our derivative instruments was $6.1 million and $36.4 million, respectively, and the gross liability position of our liability instruments was $9.6 million and $17.2 million, respectively.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2024	December 31, 2023
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,634.6	2,418.7
Natural gas derivatives	Commodity	MMbtu	5.4	17.1
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2024 and December 31, 2023 was $9.4 million and $15.6 million, respectively. We have no cash collateral posted in association with

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2024, we would have been required to post an additional $6.5 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2024 and December 31, 2023, the gross asset position of our foreign currency derivative instruments was $6.1 million and $36.4 million, respectively, and the gross liability position of our foreign currency derivative instruments was $5.8 million and $8.0 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts and swaps. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. The gross asset position of our commodity derivative instruments was zero as of September 30, 2024 and December 31, 2023, and the gross liability position of our commodity instruments was $3.8 million and $9.2 million as of September 30, 2024 and December 31, 2023, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of September 30, 2024.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$301.6	$301.6	$348.8	$348.8
Accounts receivable	1,031.6	1,031.6	1,269.2	1,269.2
Accounts payable	1,178.1	1,178.1	1,166.9	1,166.9
Structured accounts payable arrangements	402.3	402.3	399.9	399.9
Short-term debt	751.7	751.7	399.7	399.7
Long-term debt, including current portion	3,312.7	3,357.3	3,361.7	3,364.1
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
During the three and nine months ended September 30, 2024, we repurchased 1,772,144 and 7,006,632 shares of Common Stock in the open market for approximately $50.0 million and $210.4 million, respectively, at an average purchase price per share of $28.21 and $30.03, respectively.
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
During the three and nine months ended September 30, 2023, we repurchased 3,948,783 and 12,639,719 shares of Common Stock in the open market for approximately $150.0 million and $598.0 million, respectively, at an average purchase price of $37.99 and $47.31 per share, respectively. This includes 5,624,574 shares purchased under the 2023 ASR Agreement.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three and nine months ended September 30, 2024 and September 30, 2023:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended September 30, 2024
Balance at June 30, 2024	$(2,193.2)	$(31.6)	$8.1	$(12.7)	$(2,229.4)
Other comprehensive income (loss)	101.6	1.1	—	17.7	120.4
Tax (expense) benefit	3.0	(0.7)	—	(4.0)	(1.7)
Other comprehensive income (loss), net of tax	104.6	0.4	—	13.7	118.7
Other comprehensive income (loss) attributable to noncontrolling interest	(0.5)	—	—	—	(0.5)
Balance as of September 30, 2024	$(2,089.1)	$(31.2)	$8.1	$1.0	$(2,111.2)

Three Months Ended September 30, 2023
Balance at June 30, 2023	$(1,908.9)	$(52.4)	$7.6	$(17.5)	$(1,971.2)
Other comprehensive income (loss)	(153.8)	43.0	0.5	(14.9)	(125.2)
Tax (expense) benefit	0.5	(17.7)	(0.2)	3.4	(14.0)
Other comprehensive income (loss), net of tax	(153.3)	25.3	0.3	(11.5)	(139.2)
Other comprehensive income (loss) attributable to noncontrolling interest	0.9	—	—	—	0.9
Balance as of September 30, 2023	$(2,061.3)	$(27.1)	$7.9	$(29.0)	$(2,109.5)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(1,930.2)	$(33.0)	$8.1	$0.2	$(1,954.9)
Other comprehensive income (loss)	(159.1)	3.2	—	1.0	(154.9)
Tax (expense) benefit	(2.5)	(1.4)	—	(0.2)	(4.1)
Other comprehensive income (loss), net of tax	(161.6)	1.8	—	0.8	(159.0)
Other comprehensive income (loss) attributable to noncontrolling interest	2.7	—	—	—	2.7
Balance as of September 30, 2024	$(2,089.1)	$(31.2)	$8.1	$1.0	$(2,111.2)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(2,082.3)	$(53.1)	$6.7	$(23.5)	$(2,152.2)
Other comprehensive income (loss)	22.3	44.1	1.5	(7.2)	60.7
Tax (expense) benefit	(0.2)	(18.1)	(0.3)	1.7	(16.9)
Other comprehensive income (loss), net of tax	22.1	26.0	1.2	(5.5)	43.8
Other comprehensive income (loss) attributable to noncontrolling interest	(1.1)	—	—	—	(1.1)
Balance as of September 30, 2023	$(2,061.3)	$(27.1)	$7.9	$(29.0)	$(2,109.5)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of September 30, 2024 and December 31, 2023, the net amount due to our non-consolidated companies totaled $1.0 million and $0.8 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Transactions with related parties included in net sales(a)	$223.8	$218.5	$694.4	$979.0
Transactions with related parties included in cost of goods sold(b)	306.8	257.7	869.5	1,122.9
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex and MWSPC by our Mosaic Fertilizantes segment and India and China distribution businesses.
As part of the MWSPC joint venture, we market approximately 25% of MWSPC production. Marketing fees of approximately $3.3 million and $12.3 million and $3.6 million and $12.9 million, are included in revenue for the three and nine months ended September 30, 2024 and 2023, respectively.
17. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $225.7 million and $203.2 million as of September 30, 2024 and December 31, 2023, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of September 30, 2024, we have a reserve of $20.1 million for estimated water management and other costs associated with this event. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
New Wales Phase II West Stack. In October 2023, we observed a series of seismic acoustic emissions and changes to piezometric water levels in a part of the Phase II West phosphogypsum stack at the New Wales, Florida facility. These observations may be an indication of a breach in the stack liner system and were reported to the FDEP and EPA. We have begun repairs; stabilization grouting is now complete, and high-pressure grouting began in October 2024. The area of the stack is not in use for either process water storage or additional gypsum placement. It lies within a zone of capture of a recovery groundwater well, which is operating as intended. No offsite impacts are known or expected.
As of September 30, 2024, we have a reserve of $99.6 million for estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
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
A memorandum of understanding has been executed by the State of Louisiana and the plaintiff parishes that filed suit against Mosaic and its corporate predecessors on one hand, and Mosaic Global Holdings Inc. and its third-party indemnitors on the other hand (“MOU”) to resolve all claims among the parties. The initial funding obligations under the MOU have been made in accordance with the provisions of the MOU and dismissals with prejudice have been filed in all cases where final jurisdiction is established. Two cases remain subject to jurisdictional appeals; however, those cases shall be dismissed with prejudice upon a final decision confirming jurisdiction. Terms of the MOU include the possibility of additional fixed obligations pending legislative acts, however to the extent those fixed obligations include any additional funding, we expect those obligations to be undertaken by third-party indemnitors and/or insurers.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $641.4 million. We estimate that our probable aggregate loss with respect to these claims is approximately $91.3 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2024. Approximately $439.8 million of the foregoing maximum potential loss relates to labor claims, of which approximately $71.9 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2024.
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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $672.3 million, of which $229.2 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $352.7 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended September 30, 2024
Net sales to external customers	$776.7	$521.7	$1,399.2	$113.3	$2,810.9
Intersegment net sales	228.6	4.0	—	(232.6)	—
Net sales	1,005.3	525.7	1,399.2	(119.3)	2,810.9
Gross margin	142.3	121.9	127.9	24.7	416.8
Canadian resource taxes	—	44.5	—	—	44.5
Gross margin (excluding Canadian resource taxes)	142.3	166.4	127.9	24.7	461.3
Operating earnings (loss)	7.6	109.3	56.1	(57.6)	115.4
Capital expenditures	126.5	61.2	51.6	1.5	240.8
Depreciation, depletion and amortization expense	117.7	68.4	39.9	11.9	237.9
Three months ended September 30, 2023
Net sales to external customers	$898.8	$713.4	$1,730.6	$205.5	$3,548.3
Intersegment net sales	87.6	6.5	—	(94.1)	—
Net sales	986.4	719.9	1,730.6	111.4	3,548.3
Gross margin	87.5	210.3	106.1	5.7	409.6
Canadian resource taxes	—	85.6	—	—	85.6
Gross margin (excluding Canadian resource taxes)	87.5	295.9	106.1	5.7	495.2
Operating earnings (loss)	(57.5)	200.0	77.3	(74.0)	145.8
Capital expenditures	157.3	84.5	117.7	52.2	411.7
Depreciation, depletion and amortization expense	116.5	65.8	53.9	2.5	238.7
Nine months ended September 30, 2024
Net sales to external customers	$2,788.9	$1,811.5	$3,334.5	$372.0	$8,306.9
Intersegment net sales	564.6	20.4	—	(585.0)	—
Net sales	3,353.5	1,831.9	3,334.5	(213.0)	8,306.9
Gross margin	455.4	520.0	304.9	(70.3)	1,210.0
Canadian resource taxes	—	175.8	—	—	175.8
Gross margin (excluding Canadian resource taxes)	455.4	695.8	304.9	(70.3)	1,385.8
Operating earnings (loss)	180.8	481.7	159.3	(300.2)	521.6
Capital expenditures	501.1	232.9	179.8	43.9	957.7
Depreciation, depletion and amortization expense	362.5	244.0	120.0	16.9	743.4
Nine months ended September 30, 2023
Net sales to external customers	$2,951.7	$2,449.7	$4,492.7	$652.5	$10,546.6
Intersegment net sales	702.5	25.5	—	(728.0)	—
Net sales	3,654.2	2,475.2	4,492.7	(75.5)	10,546.6
Gross margin	563.0	959.7	117.8	10.6	1,651.1
Canadian resource taxes	—	301.4	—	—	301.4
Gross margin (excluding Canadian resource taxes)	563.0	1,261.1	117.8	10.6	1,952.5
Operating earnings (loss)	354.9	929.3	25.1	(249.7)	1,059.6
Capital expenditures	418.3	251.5	267.6	106.1	1,043.5
Depreciation, depletion and amortization expense	362.1	209.8	123.3	7.7	702.9
Total Assets
As of September 30, 2024	$11,214.4	$7,467.5	$5,202.6	$(592.8)	$23,291.7
As of December 31, 2023	10,295.9	8,971.9	5,256.3	(1,491.3)	23,032.8

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and nine months ended September 30, 2024, distribution operations in India and China collectively had revenue of $111.1 million and $361.2 million, respectively, and gross margin of $15.9 million and $25.9 million, respectively. For the three and nine months ended September 30, 2023, distribution operations in India and China collectively had revenue of $204.1 million and $642.6 million, respectively, and gross margin of $12.4 million and $(42.7) million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net sales(a):
Brazil	$1,350.8	$1,659.3	$3,241.5	$4,327.2
Canpotex(b)	217.3	209.9	660.1	942.0
China	149.7	123.8	386.5	358.6
Canada	68.2	58.8	357.4	274.7
Paraguay	58.1	80.2	140.0	177.0
Japan	33.7	33.1	103.1	131.1
India	31.3	80.3	50.5	291.2
Argentina	28.4	27.2	69.9	70.3
Colombia	23.8	16.8	82.4	79.2
Australia	21.1	20.4	38.0	47.8
Peru	20.2	30.2	39.2	52.2
Mexico	9.8	27.7	39.4	118.8
Honduras	7.7	4.9	21.4	25.2
Dominican Republic	6.2	2.0	10.2	13.1
Other	30.9	18.8	54.6	54.7
Total international countries	2,057.2	2,393.4	5,294.2	6,963.1
United States	753.7	1,154.9	3,012.7	3,583.5
Consolidated	$2,810.9	$3,548.3	$8,306.9	$10,546.6
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Sales by product type:
Phosphate Crop Nutrients	$810.4	$876.3	$2,201.0	$2,601.2
Potash Crop Nutrients	656.8	1,087.1	2,171.2	3,107.4
Crop Nutrient Blends	361.9	556.4	1,022.0	1,633.0
Performance Products(a)	620.5	624.5	1,602.0	1,855.4
Phosphate Rock	28.0	36.9	106.5	125.9
Other(b)	333.3	367.1	1,204.2	1,223.7
	$2,810.9	$3,548.3	$8,306.9	$10,546.6
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

19. Investment in Ma’aden Wa’ad al Shamal Phosphate Company
On April 29, 2024, Saudi Arabian Mining Company (“Ma’aden”) and Mosaic entered into a Share Purchase and Subscription Agreement to exchange our 25% ownership of the Ma’aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden. The shares were valued at approximately $1.5 billion on the date of the agreement. The shares received by Mosaic are subject to transfer and sale restrictions, which would be released over a five-year period. We expect this transaction to close later in 2024.
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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three months ended				Nine months ended
	September 30,		2024-2023		September 30,		2024-2023
(in millions, except per share data)	2024	2023	Change	Percent	2024	2023	Change	Percent
Net sales	$2,810.9	$3,548.3	$(737.4)	(21)%	$8,306.9	$10,546.6	$(2,239.7)	(21)%
Cost of goods sold	2,394.1	3,138.7	(744.6)	(24)%	7,096.9	8,895.5	(1,798.6)	(20)%
Gross margin	416.8	409.6	7.2	2%	1,210.0	1,651.1	(441.1)	(27)%
Gross margin percentage	15%	12%			15%	16%
Selling, general and administrative expenses	148.2	119.9	28.3	24%	383.4	377.5	5.9	2%
Other operating expense	153.2	143.9	9.3	6%	305.0	214.0	91.0	43%
Operating earnings	115.4	145.8	(30.4)	(21)%	521.6	1,059.6	(538.0)	(51)%
Interest expense, net	(41.7)	(17.4)	(24.3)	140%	(136.1)	(94.5)	(41.6)	44%
Foreign currency transaction gain (loss)	100.9	(96.9)	197.8	NM	(267.3)	103.0	(370.3)	NM
Other (expense) income	(0.4)	(50.1)	49.7	(99)%	6.8	(66.1)	72.9	NM
Earnings (loss) from consolidated companies before income taxes	174.2	(18.6)	192.8	NM	125.0	1,002.0	(877.0)	(88)%
Provision for (benefit from) income taxes	48.0	(5.9)	53.9	NM	152.9	220.8	(67.9)	(31)%
Earnings (loss) from consolidated companies	126.2	(12.7)	138.9	NM	(27.9)	781.2	(809.1)	NM
Equity in net earnings of nonconsolidated companies	4.5	15.8	(11.3)	(72)%	64.2	60.0	4.2	7%
Net earnings including noncontrolling interests	130.7	3.1	127.6	NM	36.3	841.2	(804.9)	(96)%
Less: Net earnings attributable to noncontrolling interests	8.5	7.3	1.2	16%	30.4	41.6	(11.2)	(27)%
Net earnings (loss) attributable to Mosaic	$122.2	$(4.2)	$126.4	NM	$5.9	$799.6	$(793.7)	(99)%
Diluted net earnings (loss) per share attributable to Mosaic	$0.38	$(0.01)	$0.39	NM	$0.02	$2.39	$(2.37)	(99)%
Diluted weighted average number of shares outstanding	319.4	331.5			321.6	335.1
Overview of Consolidated Results for the three months ended September 30, 2024 and 2023
For the three months ended September 30, 2024, Mosaic had net income of $122.2 million, or $0.38 per diluted share, compared to a net loss of $(4.2) million, or $(0.01) per diluted share, for the prior year period. Net sales for the three months ended September 30, 2024 decreased 21% compared to the same period of the prior year, driven by lower finished good sales pricing in our Potash and Mosaic Fertilizantes segments and lower sales volumes across our segments, as discussed further below. Net income for the three months ended September 30, 2024 was favorably impacted by a foreign currency transaction gain of $100.9 million, compared to a foreign currency transaction loss of $96.9 million in the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In our Phosphate segment, operating results for the three months ended September 30, 2024 were favorable compared to the prior year. They were driven primarily by higher average selling prices and a favorable product mix, partially offset by lower sales volumes. Sales volumes in the current year period were unfavorably impacted by low inventory levels going into the quarter, and by delayed shipments of approximately 80,000 tonnes caused by Hurricanes Francine and Helene. Higher average selling prices were driven by strong demand for the fall season in North America.
In our Potash segment, operating results for the three months ended September 30, 2024 were lower than the prior year, primarily due to lower average selling prices as a result of improved global supply, and lower sales volumes in the current year period, due to operational issues and the timing of our “summer fill” sales program in North America.

In our Mosaic Fertilizantes segment, operating results for the three months ended September 30, 2024 were unfavorable compared to the same period in the prior year due to a reserve for bad debt related to a customer that entered bankruptcy proceedings during the quarter. Excluding this impact, results benefited from lower material costs, partially offset by lower average selling prices and sales volumes in the current year period compared to the prior year. Sales prices in Brazil have been decreasing as global supply continues to improve. Sales volumes were down compared to the prior year period as a result of lower customer demand in the Brazil agricultural market.
In addition to the items referenced above:
•During the quarter ended September 30, 2024, we repurchased 1,772,144 shares of Common Stock in the open market for approximately $50.0 million at an average purchase price of $28.21.
Subsequent to quarter end, in October 2024, our Florida Phosphate operations suffered downtime due to Hurricane Milton. We expect production to be impacted by 200,000 to 250,000 tonnes in the fourth quarter of 2024, resulting in idle costs in the fourth quarter of 2024.
Overview of Consolidated Results for the nine months ended September 30, 2024 and 2023
Net income attributable to Mosaic for the nine months ended September 30, 2024 was $5.9 million, or $0.02 per diluted share, compared to net earnings of $799.6 million, or $2.39 per diluted share, for the same period a year ago. Net income for the nine months ended September 30, 2024 were unfavorably impacted by a foreign currency transaction loss of $267.3 million, compared to a gain of $103.0 million in the prior year period.
Results for the nine months ended September 30, 2024 reflected the factors discussed above in the discussion for the three months ended September 30, 2024, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Phosphate segment for the nine months ended September 30, 2024 were lower than the prior year due to unfavorable sales volumes. Lower sales volumes were driven by planned maintenance and turnaround activity at our sites, and delayed shipments due to Hurricanes Francine and Helene as mentioned above in our three month discussion. Phosphate operating results were also impacted by an unfavorable product mix, as our sales volumes included a larger proportion of purchased tonnes than the prior year period. Average selling prices for the nine month period of the current year were favorable as prices have continued trending upwards since the third quarter of 2023, driven by strong demand in North America. Operating results also benefited from lower raw material costs, primarily sulfur and ammonia compared to the prior year period.
Operating results in our Potash segment for the nine months ended September 30, 2024 were lower than the prior year. They were driven by lower average selling prices, resulting from improved global supply. This impact was partially offset by higher sales volumes compared to the prior year period, as demand in North America was driven by a strong spring application season and "summer fill" sales program in the current year period.
For the nine months ended September 30, 2024, operating results in our Mosaic Fertilizantes segment were significantly more favorable compared to the same period in the prior year. While average selling prices and sales volumes declined in the current year period, due to the factors mentioned above in the three-month discussion, operating results benefited from lower raw material cost and de-stocking of high-priced inventory, which negatively impacted the prior year period.
In addition to the items referenced above:
•On April 29, 2024, we entered into an agreement with Saudi Arabian Mining Company (“Ma’aden”) to exchange our 25% ownership of the Ma’aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden. The shares were valued at approximately $1.5 billion on the date of the agreement. We expect this transaction to close later in 2024.
•During the nine months ended September 30, 2024, we repurchased 7,006,632 shares of Common Stock in the open market for approximately $210.4 million at an average purchase price of $30.03.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2024-2023		September 30,		2024-2023
(in millions, except price per tonne or unit)	2024	2023	Change	Percent	2024	2023	Change	Percent
Net sales:
North America	$814.9	$800.8	$14.1	2%	$2,840.5	$2,806.7	$33.8	1%
International	190.4	185.6	4.8	3%	513.0	847.5	(334.5)	(39)%
Total	1,005.3	986.4	18.9	2%	3,353.5	3,654.2	(300.7)	(8)%
Cost of goods sold	863.0	898.9	(35.9)	(4)%	2,898.1	3,091.2	(193.1)	(6)%
Gross margin	$142.3	$87.5	$54.8	63	$455.4	$563.0	$(107.6)	(19)%
Gross margin as a percentage of net sales	14%	9%			14%	15%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	656	913	(257)	(28)%	2,384	2,863	(479)	(17)%
Performance and Other(b)	819	738	81	11%	2,431	2,546	(115)	(5)%
Total finished product tonnes	1,475	1,651	(176)	(11)%	4,815	5,409	(594)	(11)%
Rock	412	458	(46)	(10)%	1,316	1,367	(51)	(4)%
Total Phosphate Segment Tonnes(a)	1,887	2,109	(222)	(11)%	6,131	6,776	(645)	(10)%
Realized prices ($/tonne)
Average finished product selling price (destination)(c)	$651	$569	$82	14%	$665	$642	$23	4%
DAP selling price (fob plant)	$569	$487	$82	17%	$582	$578	$4	1%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$482	$353	$129	37%	$436	$449	$(13)	(3)%
Sulfur (long ton)	$126	$156	$(30)	(19)%	$135	$191	$(56)	(29)%
Blended rock (metric tonne)	$87	$81	$6	7%	$85	$75	$10	13%
Production volume (in thousands of metric tonnes) - North America	1,625	1,593	32	2%	4,877	5,089	(212)	(4)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales.
Three months ended September 30, 2024 and September 30, 2023
The Phosphate segment’s net sales were $1.0 billion for the three months ended September 30, 2024, compared to $986.4 million for the three months ended September 30, 2023. The increase in net sales in the current year period was primarily due to higher average finished goods sales prices, which had a favorable impact of approximately $130 million compared to the prior year period. This was partially offset by lower finished goods sales volumes, which had an unfavorable impact on net sales of approximately $100 million, and lower sales of raw materials of approximately $15 million.
Our average finished product selling price increased 14% to $651 per tonne for the three months ended September 30, 2024, compared to $569 per tonne in the prior year period, due to the factor discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased to 1.5 million for the three months ended September 30, 2024, compared to 1.7 million in the prior year period, due to factors discussed in the Overview.

Gross margin for the Phosphate segment increased to $142.3 million for the three months ended September 30, 2024, from $87.5 million for the three months ended September 30, 2023. The increase in gross margin in the current year period was primarily due to higher average finished goods selling prices, which had a favorable impact of approximately $130 million versus the prior year. Gross margin also benefited from lower maintenance turnaround costs of approximately $20 million due to timing of turnarounds and the favorable impact of lower sulfur costs of approximately $15 million in the current period. These impacts were partially offset by lower sales volumes, which were unfavorable by approximately $50 million, higher blended rock and ammonia costs of approximately $45 million and higher conversion costs of approximately $10 million.
The average consumed price for ammonia for our North America operations increased 37%, to $482 per tonne, for the three months ended September 30, 2024, from $353 in the same period a year ago. The average consumed sulfur price for our North America operations decreased 19%, to $126 per long ton, for the three months ended September 30, 2024, from $156 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $87 per tonne for the three months ended September 30, 2024, from $81 per tonne for the three months ended September 30, 2023. For the three months ended September 30, 2024, our North America phosphate rock production decreased to 2.2 million tonnes from 2.4 million tonnes during the same period of the prior year.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 2% for the three months ended September 30, 2024 from the prior year period. Our operating rate for processed phosphate production increased to 66% for the three months ended September 30, 2024, from 64% for the same period in 2023.
Nine months ended September 30, 2024 and September 30, 2023
The Phosphate segment’s net sales were $3.4 billion for the nine months ended September 30, 2024, compared to $3.7 billion for the nine months ended September 30, 2023. The decrease in net sales was primarily due to lower sales volumes, which unfavorably impacted net sales by approximately $340 million. In addition, Miski Mayo operations had an unfavorable impact of approximately $50 million compared to the prior year period due to lower sales prices and volumes. These impacts were partially offset by approximately $65 million due to higher finished product selling prices in the current period, and favorable raw material sales of approximately $15 million in the current period.
Our average finished product selling price was $665 per tonne for the nine months ended September 30, 2024, an increase of $23 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased by 11% for the nine months ended September 30, 2024, compared to the same period in the prior year due to the impact of planned maintenance and turnaround activity, and delayed shipments caused by Hurricanes Francine and Helene as discussed in the Overview.
Gross margin for the Phosphate segment decreased to $455.4 million for the nine months ended September 30, 2024, from $563.0 million for the nine months ended September 30, 2023. Gross margin was unfavorably impacted by lower sales volumes, which unfavorably impacted gross margin by approximately $80 million, and higher conversion of approximately $80 million. Gross margin was also unfavorably impacted by higher blended rock costs of approximately $50 million. Additionally, current period gross margin was also unfavorably impacted by approximately $40 million related to unfavorable product mix of a higher proportion of purchased tonnes compared to the prior year period and higher freight costs of approximately $20 million. These impacts were partially offset by favorable impacts from lower raw material costs, primarily sulfur and ammonia as discussed below, of approximately $100 million, and higher finished goods selling prices of approximately $65 million.
The average consumed price for ammonia for our North America operations was $436 per tonne for the nine months ended September 30, 2024, compared to $449 per tonne in the same period a year ago. The average consumed price for sulfur for our North America operations decreased to $135 per long ton for the nine months ended September 30, 2024, from $191 per long ton in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.
The average consumed cost of purchased and produced phosphate rock increased to $85 per tonne for the nine months ended September 30, 2024, compared to $75 per tonne for the prior year period. Our North America phosphate rock production increased to 7.0 million tonnes for the nine months ended September 30, 2024, compared to 6.7 million for the nine months ended September 30, 2023.

The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased by 4%, to 4.9 million tonnes for the nine months ended September 30, 2024, compared to 5.1 million tonnes in the prior year period. Our operating rate for processed phosphate production decreased to 66% for the three months ended September 30, 2024, from 68% for the same period in 2023.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2024-2023		September 30,		2024-2023
(in millions, except price per tonne or unit)	2024	2023	Change	Percent	2024	2023	Change	Percent
Net sales:
North America	$284.1	$501.5	$(217.4)	(43)%	$1,128.3	$1,489.8	$(361.5)	(24)%
International	241.6	218.4	23.2	11%	703.6	985.4	(281.8)	(29)%
Total	525.7	719.9	(194.2)	(27)%	1,831.9	2,475.2	(643.3)	(26)%
Cost of goods sold	403.8	509.5	(105.7)	(21)%	1,311.9	1,515.5	(203.6)	(13)%
Gross margin	$121.9	$210.4	$(88.5)	(42)%	$520.0	$959.7	$(439.7)	(46)%
Gross margin as a percentage of net sales	23%	29%			28%	39%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,775	2,031	(256)	(13)%	5,815	5,610	205	4%
Performance and Other(b)	221	189	32	17%	690	683	7	1%
Total Potash Segment Tonnes	1,996	2,220	(224)	(10)%	6,505	6,293	212	3%
Realized prices ($/tonne)
Average finished product selling price (destination)	$263	$324	$(61)	(19)%	$282	$393	$(111)	(28)%
MOP selling price (fob mine)	$215	$266	$(51)	(19)%	$227	$333	$(106)	(32)%
Production volume (in thousands of metric tonnes)	1,904	1,854	50	3%	6,466	5,719	747	13%
______________________________

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.
Three months ended September 30, 2024 and September 30, 2023
The Potash segment’s net sales decreased to $525.7 million for the three months ended September 30, 2024, compared to $719.9 million in the same period a year ago. The decrease was primarily due to lower sales volumes and selling prices, which had an unfavorable impact on net sales of approximately $105 million and $90 million, respectively, compared to the same period in the prior year.
Our average finished product selling price was $263 per tonne for the three months ended September 30, 2024, compared to $324 per tonne for the same period a year ago, as a result of the factor described in the Overview.
The Potash segment’s sales volumes of finished products decreased to 2.0 million tonnes for the three months ended September 30, 2024, compared to 2.2 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $121.9 million for the three months ended September 30, 2024, from $210.4 million in the same period of the prior year. Lower selling prices decreased gross margin by approximately $90 million versus the prior year period. Gross margin was also unfavorably impacted by lower sales volumes, which unfavorably impacted gross margin by approximately $70 million compared to the prior year. This was partially offset by lower Canadian resource taxes and royalties of approximately $40 million. In addition, lower idle and turnaround costs favorably impacted gross margin by approximately $15 million compared to the prior year, largely due to the timing of turnarounds. Lower conversion costs in the current period favorably impacted gross margin by approximately $10 million.
We incurred $44.5 million in Canadian resource taxes for the three months ended September 30, 2024, compared to $85.6 million in the same period a year ago. Canadian royalty expense increased to $9.4 million for the three months ended September 30, 2024, compared to $8.7 million for the three months ended September 30, 2023. The fluctuations in Canadian resource taxes and royalties are a result of a decrease in our sales revenue and margins.
Our operating rate for potash production was 66% for each of the periods ended September 30, 2024 and 2023. Electrical issues at our Esterhazy and Colonsay, Saskatchewan mines reduced production volumes in the current year period.
Nine months ended September 30, 2024 and September 30, 2023
The Potash segment’s net sales decreased to $1.8 billion for the nine months ended September 30, 2024, compared to $2.5 billion in the same period a year ago. Lower selling prices had an unfavorable impact on net sales of approximately $680 million versus the prior year period. This was partially offset by the impact of higher sales volumes of approximately $35 million.
Our average potash selling price was $282 per tonne for the nine months ended September 30, 2024, compared to $393 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes for the nine months ended September 30, 2024 increased 3% compared to the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $520.0 million for the nine months ended September 30, 2024, from $959.7 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $680 million due to the decrease in average selling prices. This was partially offset by lower Canadian resource taxes and royalties of approximately $135 million in the current year period, as discussed below. Gross margin was also favorably impacted by approximately $45 million, due to lower idle and maintenance turnaround costs in the current year period due to the timing of turnarounds. In addition, gross margin was favorably impacted by lower conversion costs of approximately $30 million and higher sales volumes of approximately $20 million.
We incurred $175.8 million in Canadian resource taxes for the nine months ended September 30, 2024, compared to $301.4 million in the same period a year ago. Canadian royalty expense decreased to $29.7 million for the nine months ended September 30, 2024, compared to $40.3 million for the nine months ended September 30, 2023. The fluctuations in Canadian resource taxes and royalties are due to the decreases in our sales revenues and margin.
Our operating rate was 75% for the current year period, compared to 68% in the prior year period. The increased operating rate in the current year period reflects higher production across our Canadian mines, due to higher capability at our Esterhazy mine and our Colonsay mine operating for a portion of the current year period. Prior year production was impacted by maintenance downtime during the first half of the year.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Nine months ended
	September 30,		2024-2023		September 30,		2024-2023
(in millions, except price per tonne or unit)	2024	2023	Change	Percent	2024	2023	Change	Percent
Net Sales	$1,399.2	$1,730.6	$(331.4)	(19)%	$3,334.5	$4,492.7	$(1,158.2)	(26)%
Cost of goods sold	1,271.3	1,624.5	(353.2)	(22)%	3,029.6	4,374.9	(1,345.3)	(31)%
Gross margin	$127.9	$106.1	$21.8	21%	$304.9	$117.8	$187.1	159%
Gross margin as a percent of net sales	9%	6%			9%	3%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	521	622	(101)	(16)%	1,278	1,743	(465)	(27)%
Potash produced in Brazil	100	62	38	61%	166	150	16	11%
Purchased nutrients for distribution	2,258	2,376	(118)	(5)%	5,346	5,632	(286)	(5)%
Total Mosaic Fertilizantes Segment Tonnes	2,879	3,060	(181)	(6)%	6,790	7,525	(735)	(10)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$486	$566	$(80)	(14)%	$491	$597	$(106)	(18)%
Brazil MAP price (delivered price to third party)	$601	$533	$68	13%	$594	$608	$(14)	(2)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	43	20	23	115%	141	283	(142)	(50)%
MicroEssentials® from Mosaic	337	152	185	122%	790	856	(66)	(8)%
Potash from Mosaic/Canpotex	682	672	10	1%	1,776	1,663	113	7%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$572	$667	$(95)	(14)%	$626	$865	$(239)	(28)%
Sulfur (long ton)	$170	$219	$(49)	(22)%	$172	$248	$(76)	(31)%
Blended rock (metric tonne)	$105	$117	$(12)	(10)%	$108	$123	$(15)	(12)%
Production volume (in thousands of metric tonnes)	884	913	(29)	(3)%	2,612	2,569	43	2%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
Three months ended September 30, 2024 and September 30, 2023
The Mosaic Fertilizantes segment’s net sales decreased to $1.4 billion for the three months ended September 30, 2024, from $1.7 billion in the same period a year ago. The $331.4 million decrease in net sales was due to approximately $240 million of lower finished product sales prices and approximately $100 million of lower finished goods sales volume. This was partially offset by a $10 million favorable impact from sales of other products, primarily sulfuric acid.
Our average finished product selling price was $486 per tonne for the three months ended September 30, 2024, compared to $566 per tonne for the same period a year ago, due to the continued improvement in global supply as discussed in the Overview and the mix of products sold.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 6% for the three months ended September 30, 2024, compared to the same period a year ago, due to lower customer demand in the Brazil agricultural market.
Gross margin for the Mosaic Fertilizantes segment increased to $127.9 million for the three months ended September 30, 2024, from $106.1 million in the same period of the prior year. The increase in gross margin was primarily due to $270 million of lower costs driven by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business. This was substantially offset by approximately $240 million related to the decrease in average selling prices during the current year period.
The average consumed price for ammonia for our Brazilian operations decreased to $572 per tonne for the three months ended September 30, 2024, compared to $667 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $170 per long ton for the three months ended September 30, 2024, compared to $219 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 3% for the three months ended September 30, 2024, compared to the prior year period. For the three months ended September 30, 2024, our phosphate operating rate decreased to 78%, compared to 81% in the same period of the prior year.
For the three months ended September 30, 2024, our Brazilian phosphate rock production of 1.0 million tonnes was comparable to the prior year period.
Nine months ended September 30, 2024 and 2023
The Mosaic Fertilizantes segment’s net sales were $3.3 billion for the nine months ended September 30, 2024, compared to $4.5 billion in the prior year period. In the current period, net sales were unfavorably impacted by approximately $770 million of lower finished goods sales prices and by approximately $400 million of lower finished goods sales volumes. This was partially offset by a $10 million favorable impact from sales of other products, primarily sulfuric acid.
The average finished product selling price decreased $106 per tonne to $491 per tonne for the nine months ended September 30, 2024, compared to $597 per tonne in the prior year period, primarily due to the continued improvement in global supply mentioned in the Overview and the mix of products sold.
The Mosaic Fertilizantes segment’s sales volume decreased to 6.8 million tonnes for the nine months ended September 30, 2024, from 7.5 million tonnes in the same period a year ago due to lower customer demand in the Brazil agricultural market.
Gross margin for the nine months ended September 30, 2024, increased to $304.9 million from $117.8 million in the same period in the prior year. The increase in gross margin was primarily due to lower costs, which had a favorable impact of $970 million, driven by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business. This was partially offset by approximately $770 million related to the decrease in average selling prices during the current year period, and approximately $20 million due to lower sales volumes in the current year period.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 2% compared to the prior year period. Our phosphate operating rate was 77% for each of the periods ended September 30, 2024 and 2023.
For the nine month period ended September 30, 2024, our Brazilian phosphate rock production increased to 3.0 million tonnes, from 2.9 million tonnes in the prior year period.
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
For the three months ended September 30, 2024, gross margin for Corporate, Eliminations and Other was $24.7 million, compared to $5.7 million for the same period in the prior year. Gross margin was favorably impacted by approximately $38 million from net unrealized gains on derivatives, primarily on foreign currency derivatives, compared to a net unrealized loss of approximately $45 million in the prior year period. Sales in China and India, collectively, resulted in revenue of $111.1 million and gross margin of $15.9 million in the current year period, compared to revenue of $204.1 million and gross margin of $12.4 million in the prior year period. China and India gross margin was favorably impacted by lower product costs in the current year period compared to the prior year, which was partially offset by the impact of lower sales volumes and selling prices compared to the prior year period.
For the nine months ended September 30, 2024, gross margin for Corporate, Eliminations and Other was $(70.3) million, compared to $10.6 million for the same period in the prior year. Gross margin was unfavorably impacted by a $21 million net unrealized loss on derivatives in the current year period, primarily of foreign currency derivatives, compared to a $12 million net unrealized loss in the prior year period. Sales in China and India, collectively, resulted in revenue of $361.2 million and gross margin of $25.9 million in the current year period, compared to revenue of $642.6 million and gross margin of $(42.7) million in the prior year period. China and India gross margin was favorably impacted by lower product costs in the current year period compared to the prior year which was partially offset by the impact of lower selling prices compared to the prior year period.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2024-2023		September 30,		2024-2023
(in millions)	2024	2023	Change	Percent	2024	2023	Change	Percent
Selling, general and administrative expenses	$148.2	$119.9	$28.3	24%	$383.4	$377.5	$5.9	2%
Other operating expense	153.2	143.9	9.3	6%	305.0	214.0	91.0	43%
Interest expense	(50.6)	(40.3)	(10.3)	26%	(170.0)	(137.8)	(32.2)	23%
Interest income	8.9	22.9	(14.0)	(61)%	33.9	43.3	(9.4)	(22)%
Interest expense, net	(41.7)	(17.4)	(24.3)	140%	(136.1)	(94.5)	(41.6)	44%
Foreign currency transaction gain (loss)	100.9	(96.9)	197.8	NM	(267.3)	103.0	(370.3)	NM
Other (expense) income	(0.4)	(50.1)	49.7	(99)%	6.8	(66.1)	72.9	NM
Provision for (benefit from) income taxes	48.0	(5.9)	53.9	NM	152.9	220.8	(67.9)	(31)%
Equity in net earnings of nonconsolidated companies	4.5	15.8	(11.3)	(72)%	64.2	60.0	4.2	7%
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 increased $28.3 million compared to the same period of prior year, primarily due to an increase of approximately $32 million in our bad debt reserve in our Mosaic Fertilizantes segment.
Selling, general and administrative expenses for the nine months ended September 30, 2024 increased $5.9 million compared to the same period of prior year, primarily due to the bad debt reserve mentioned above in the three month discussion, partially offset by lower consulting and professional services costs of approximately $16 million, and lower incentive compensation costs of approximately $10 million.
Other Operating Expense
For the three months ended September 30, 2024, we had other operating expense of $153.2 million, compared to $143.9 million for the same period of the prior year. The increase from the prior year period was primarily due to higher legal reserves in our Mosaic Fertilizantes segment.
For the nine months ended September 30, 2024, we had other operating expense of $305.0 million, compared to $214.0 million for the same period of the prior year. The change from the prior year was primarily due to an increase in environmental reserves in our Phosphate segment, compared to the prior year, of approximately $51 million. The current year also included a franchise tax expense of approximately $15 million and an increase in legal reserves of approximately $10 million. In addition, the prior year period included a gain on the sale of the Streamsong Resort of approximately $57 million. This was partially offset by lower estimated closure costs for our asset retirement obligations (“AROs”) at our closed facilities of approximately $55 million, compared to the prior year.
Interest Expense, Net
For the three and nine months ended September 30, 2024, net interest expense increased to $41.7 million and $136.1 million compared to $17.4 million and $94.5 million for the same periods of the prior year. The increase was primarily due to higher short term debt levels in the current year period and lower interest income. The prior year included approximately $10 million on tax credit refunds from our Brazilian subsidiaries.
Foreign Currency Transaction Gain (Loss)
We recorded a foreign currency transaction gain of $100.9 million for the three months ended September 30, 2024 compared to a loss of $96.9 million for the same period in the prior year. For the three months ended September 30, 2024, the gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries and the impact of the U.S. dollar relative to the Canadian dollar on significant intercompany loans.
We recorded a foreign currency transaction loss of $267.3 million for the nine months ended September 30, 2024 compared to a gain of $103.0 million for the same period in the prior year. For the nine months ended September 30, 2024, the loss was the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries, and the impact of the U.S. dollar relative to the Canadian dollar on significant intercompany loans.
Other Expense
For the three and nine months ended September 30, 2024, we had other expense of $0.4 million and income of $6.8 million, compared to expense of $50.1 million and $66.1 million for the same periods in the prior year. The income for the nine months ended September 30, 2024 was primarily related to a settlement gain on the termination of a pension plan of approximately $8 million. The prior year periods included expense of approximately $42 million related to the settlement loss on the termination of a pension plan that was recorded in the third quarter of 2023.
Equity in Net Earnings of Nonconsolidated Companies
For the three and nine months ended September 30, 2024, we had equity in net earnings of nonconsolidated companies of $4.5 million and $64.2 million compared to $15.8 million and $60.0 million for the same period in the prior year. These results were primarily related to the operations of MWSPC.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2024	27.6%	$48.0
September 30, 2023	31.7%	$(5.9)

Nine months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2024	122.3%	$152.9
September 30, 2023	22.0%	$220.8
Income tax expense was $48.0 million and $152.9 million, and the effective tax rate was 27.6% and 122.3% for the three and nine months ended September 30, 2024.
For the three and nine months ended September 30, 2024, discrete tax items recorded in tax expense was a benefit of approximately $4.4 million and an expense of approximately $114.9 million, respectively. The net tax expense consisted primarily of the impact of accruing withholding tax expense on expected foreign distributions associated with changes in management’s indefinite reinvestment assertion on select foreign earnings under ASC 740-30 (formerly APB 23), share-based excess benefit, true-up of estimates from our U.S. and non-U.S. tax return provisions, non-U.S. audit settlements, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $301.6 million, short-term debt of $0.8 billion, long-term debt, including current maturities, of approximately $3.3 billion, and stockholders’ equity of approximately $12.0 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including by paying dividends. During the nine months ended September 30, 2024, we returned cash to shareholders through share repurchases of $210.4 million and cash dividends of $204.2 million, and invested $957.7 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for the next 12 months and beyond. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of September 30, 2024, we had $2.49 billion available under our $2.50 billion committed revolving credit facility, approximately $1.0 billion available under our uncommitted facilities and had $2.0 billion available under our $2.5 billion commercial paper program that is backed by the revolving credit facility. We consider amounts borrowed under our commercial paper program as a reduction of availability under our revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 11 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of September 30, 2024.
All of our cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2024. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2024 and September 30, 2023:

(in millions)	Nine months ended
	September 30,		2024-2023
Cash Flow	2024	2023	Change	Percent
Net cash provided by operating activities	$1,079.9	$1,869.1	$(789.2)	(42)%
Net cash used in investing activities	(984.5)	(955.0)	(29.5)	3%
Net cash used in financing activities	(168.6)	(1,069.8)	901.2	(84)%
Operating Activities
During the nine months ended September 30, 2024, net cash provided by operating activities was $1.1 billion, compared to $1.9 billion for the same period in the prior year. Our results of operations, after non-cash adjustments, contributed $1.1 billion to cash flows from operating activities during the nine months ended September 30, 2024, compared to $1.6 billion as computed on the same basis for the prior year period. During the nine months ended September 30, 2024, we had an unfavorable change in assets and liabilities of $9.9 million, compared to a favorable change of $252.4 million during the nine months ended September 30, 2023.
The change in assets and liabilities for the nine months ended September 30, 2024, was primarily driven by increases in inventories of $517.3 million and other current and noncurrent assets of $179.7 million, offset by increase in accounts payable and accrued liabilities of $257.8 million and other noncurrent liabilities of $233.9 million, and a decrease in accounts receivable of $195.4 million. The increase in inventories was primarily due to higher inventory volumes across our segments in the current year period. The increase in other current and noncurrent assets was primarily related to an increase in taxes receivable. The increase in account payable and accrued liabilities was primarily due to an increase in inventory purchases and an increase in customer prepayments. The increase in other noncurrent liabilities was primarily related to increases in ARO obligations and environmental reserves in our Phosphate segment in the current year. Accounts receivable decreased primarily due to lower average selling prices in our Potash and Mosaic Fertilizantes segments.
Investing Activities
Net cash used in investing activities was $984.5 million for the nine months ended September 30, 2024 compared to $955.0 million for the same period a year ago. We had capital expenditures of $957.7 million for the nine months ended September 30, 2024, compared to $1.0 billion in the prior year period. The prior year period included net proceeds of $158.4 million from the sale of a business and used cash of $41.0 million to acquire the other 50% of an equity investment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $168.6 million, compared to $1.1 billion for the same period in the prior year. During the nine months ended September 30, 2024, we received net proceeds of $200 million under our inventory financing arrangement and $151.5 million under other short-term debt arrangements. During the current year period, we made repurchases of our common stock at an aggregate cost of $210.4 million and paid dividends of $204.2 million. In addition, we made payments on long-term debt of $55.2 million and net payments on our structured accounts payable arrangements of $12.1 million.
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
On February 15, 2024, the District Court entered an Order granting the relief requested by the NGOs. Because of the decision, the U.S. Army Corps of Engineers (“Corps”) became the only entity in the State with authority to issue 404 permits. On April 12, 2024, the District Court entered final judgment on the NGO’s claims that now can be appealed. On April 15, 2024, the State appealed the District Court’s decision to the U.S. Court of Appeals for the D.C. Circuit. The Court of Appeals subsequently granted the State’s request to expedite that appeal.
If the appeal is not successful, CWA 404 permitting for most of Mosaic’s proposed Florida mining projects and some improvements to our concentrates facilities would be handled by the Corps. Returning the CWA 404 program to the Corps is likely to result in delays in the permitting process, due to coordination complications and Corps staffing deficiencies, at least over the next six to 12 months. Moreover, all Corps 404 permits are federal actions subject to the National Environmental Policy Act, which is a resource-intensive environmental review that causes additional delays in the permitting process. Corps issued CWA 404 permits also provide an avenue for legal challenges to be filed in Federal court. Given these recent developments, we expect that the schedule for Mosaic’s Florida permitting projects will encounter more delays and face potentially greater legal risk of permit challenges.

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

Forward-Looking Statements
Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about proposed or pending future transactions or strategic plans, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “potential”, “predict”, “project” or “should”. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
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
•changes in our relationships with the other member of Canpotex or any joint venture in which we participate or its or our exit from participation in Canpotex or any such export association or joint venture, and other changes in our commercial arrangements with unrelated third parties;
•difficulties in realizing benefits under our long-term natural gas based pricing ammonia supply agreement with CF Industries, including the risks that the cost savings initially anticipated from the agreement may not be fully realized over the term of the agreement or that the price of natural gas or the market price for ammonia during the agreement’s term are at levels at which the agreement’s natural gas based pricing is disadvantageous to us, compared with purchases in the spot market; and
•other risk factors reported from time to time in our SEC reports.
Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our 10-K Report, and of this report, and incorporated by reference herein as if fully stated herein.
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
As of September 30, 2024 and December 31, 2023, the fair value of our major foreign currency exchange contracts was $0.3 million and $28.4 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2024				As of December 31, 2023
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Years ending December 31,
	2024	2025	2026		2024	2025
Foreign Currency Exchange Forwards
Canadian Dollar				$0.6			$15.5
Notional (million US$) - short Canadian dollars	$131.3	$4.4	$—		$297.3	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3476	1.3552	—		1.3387	—
Notional (million US$) - long Canadian dollars	$299.6	$568.0	$—		$1,068.5	$120.5
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3485	1.3469	—		1.3430	1.3445
Indian Rupee				$0.0			$0.0
Notional (million US$) - short Indian rupee	$7.6	$2.0	$—		$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	83.8642	84.0382	—		—	—
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$0.7			$14.6
Notional (million US$) - long Brazilian real	$187.4	$246.4	$—		$741.7	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.4690	5.7301	—		5.0023	—
Indian Rupee				$(0.1)			$(0.3)
Notional (million US$) - short Indian rupee	$90.0	$—	$—		$80.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	83.8971	—	—		83.7458	—
China Renminbi				$(0.9)			$(1.4)
Notional (million US$) - short China renminbi	$97.9	$—	$—		$110.7	$—
Weighted Average Rate - China renminbi to U.S. dollar	7.0452	—	—		7.1336	—
Total Fair Value				$0.3			$28.4
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated

Financial Statements in this report.
Commodities
As of September 30, 2024 and December 31, 2023, the fair value of our natural gas commodities contracts was $(4.3) million and $(10.3) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2024			As of December 31, 2023
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2024	2025	Fair Value	2024	2025	Fair Value
Natural Gas Swaps			$(4.3)			$(10.3)
Notional (million MMBtu) - long	2.5	2.9		15.1	2.0
Weighted Average Rate (US$/MMBtu)	$2.73	$2.96		$2.75	$3.30
Total Fair Value			$(4.3)			$(10.3)

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of 2024, we completed the implementation of a new enterprise resource planning (“ERP”) system. As a result, we have modified or implemented certain internal controls over financial reporting to address the new control environment and processes associated with the new ERP system. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) and the U.S. Court of Appeals for the Federal Circuit (“CAFC”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway. In January 2024, DOC and the ITC issued revised determinations on remand from the CIT, upholding their original determinations that Moroccan phosphate fertilizer is unfairly subsidized, and that Moroccan and Russian imports materially injure the U.S. industry, respectively. The CIT is now reviewing these remand determinations. Also in January 2024, the CIT issued a ruling affirming DOC’s original determinations that Russian phosphate fertilizer is unfairly subsidized. Russian producers PhosAgro and EuroChem appealed this ruling to the CAFC, and while the CAFC dismissed PhosAgro’s appeal, EuroChem’s appeal remains pending.
While a CVD order is in place, upon request, DOC can conduct annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco, covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP and 28.50% for Russian producer PhosAgro. Commerce did not change the preexisting cash deposit rates for Russian producer EuroChem (47.05%) or all other Russian producers (17.20%). Mosaic, foreign producers, and a U.S. importer have appealed the final results of DOC’s first administrative reviews to the CIT.
In addition, in November 2024, DOC announced the final results of the second administrative reviews, covering calendar year 2022. DOC calculated new subsidy rates of 21.2% for OCP and 18.21% for PhosAgro. Again, Commerce did not change the preexisting cash deposit rates for EuroChem and all other Russian producers.
In June 2024, DOC initiated a third set of administrative reviews covering calendar year 2023. In October 2024, DOC rescinded the third review for Morocco, but left the third review for Russia in place. DOC will likely issue the final results of the third review for Russia by Q4 2025.
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
Operational Risk
Risks related to the Ma’aden Share Purchase and Subscription Agreement.
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
Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the repurchase programs during the quarter ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
July 1, 2024- July 31, 2024	959,924	$28.65	959,924	$979,928,576
August 1, 2024- August 31, 2024	812,220	27.70	812,220	957,429,576
September 1, 2024- September 30, 2024	—	—	—	957,429,576
Total	1,772,144	$28.21	1,772,144	$957,429,576
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
ITEM 5. OTHER INFORMATION
During our fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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
November 12, 2024