Form 10-K
period 2024-12-31
MOSAIC CO
filed 2025-03-03
CIK 1285785

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
______________________________
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐  Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2024, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant’s outstanding voting common stock, and consisting of shares of Common Stock, was approximately $7.0 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.

Table of Content
Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 316,939,231 shares of Common Stock as of February 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2025 Annual Meeting of Stockholders (Part III)

Table of Content
2024 ANNUAL REPORT ON FORM 10-K CONTENTS

Table of Content
PART I.
Item 1. Business.
OVERVIEW
The Mosaic Company is the world’s leading producer and marketer of concentrated phosphate and potash crop nutrients. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in approximately 40 countries. We are the second largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in North America and Brazil. We are the leading fertilizer production and distribution company in Brazil. We mine phosphate rock in Florida, Brazil and Peru. We process rock into finished phosphate products at facilities in Florida, Louisiana and Brazil. We are typically one of the top four global potash producers in the world. We mine potash in Saskatchewan, New Mexico and Brazil. We have other production, blending or distribution operations in Brazil, China, India and Paraguay. Our operations serve the top four nutrient-consuming countries in the world: China, India, U.S. and Brazil.
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
The following charts show the respective contributions to 2024 sales volumes, net sales and gross margin for each of our business segments in effect at December 31, 2024:
We account for approximately 11% of estimated global annual phosphate production. We also account for approximately 12% of estimated global annual potash production.
Phosphates Segment–We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. We account for approximately 66% of estimated North American annual production of concentrated phosphate crop nutrients.

Table of Content
Potash Segment–We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We account for approximately 35% of estimated North American annual potash production.
Mosaic Fertilizantes Segment–We produce and sell phosphate- and potash-based crop nutrients, and animal feed ingredients, in Brazil. In addition to five phosphate rock mines, four chemical plants and a potash mine in Brazil, this segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. The Mosaic Fertilizantes segment also serves as a distribution outlet for our Phosphates and Potash segments. We account for approximately 70 to 80% of estimated annual production of concentrated phosphate crop nutrients in Brazil and 100% of estimated annual potash production in Brazil.
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
Business Developments During 2024
•In April 2024, we entered into an agreement with Saudi Arabian Mining Company (“Ma’aden”) to exchange our 25% ownership of the Ma'aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden. The transaction closed on December 24, 2024, at a value of approximately $1.5 billion, resulting in a pre-tax gain of approximately $0.5 billion. The shares are reflected in Investments in Equity Securities in our Consolidated Balance Sheet at December 31, 2024.
•In 2024, we repurchased 7,944,507 shares of Common Stock in the open market for approximately $235.4 million at an average purchase price of $29.63.
In February 2025, the U.S. imposed tariff increases on imports from several countries, including a 25% tariff on most imports from Canada, including potash. Subsequently, the implementation of these tariffs has been paused for 30 days following an agreement between the U.S. and Canada. At this time, we do not expect these tariffs to have a significant impact on our Potash business and operating results.
We have included additional information about these and other developments in our business during 2024 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to Consolidated Financial Statements.
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

Table of Content
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
Active Phosphate Mine
Planned Phosphate Mine
Temporarily Idled

U.S. Phosphate Crop Nutrients and Animal Feed Ingredients
Our U.S. Phosphates operations have capacity to produce approximately 4.5 million tonnes of phosphoric acid (“P2O5”) per year, or about 7% of world annual capacity and about 60% of North American annual capacity. P2O5 is produced by reacting finely ground phosphate rock with sulfuric acid. P2O5 is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. P2O5 production totaled approximately 2.9 million tonnes during 2024. Our U.S. operations account for approximately 6% of estimated global annual production and 53% of estimated North American annual output of P2O5.
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
Annual capacity by plant as of December 31, 2024 and production volumes by plant for 2024 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate(a)/DAP/MAP/ MicroEssentials®/Feed Phosphate
	Operational Capacity(b)		Operational Capacity(b)
Facility		Production(c)		Production(c)
Florida:
Bartow	1.1	0.9	2.5	2.0
New Wales	1.7	1.0	4.0	2.3
Riverview	0.9	0.5	1.8	0.9
	3.7	2.4	8.3	5.2
Louisiana:
Faustina	—	—	1.6	1.1
Uncle Sam	0.8	0.5	—	—
	0.8	0.5	1.6	1.1
Total	4.5	2.9	9.9	6.3
______________________________
(a)Our ability to produce processed phosphate has been less than our annual operational capacity stated in the table above, except to the extent we purchase P2O5. Factors affecting actual production are described in note (c) below.
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
We produced approximately 6.3 million tonnes of concentrated phosphate crop nutrients during 2024 and accounted for approximately 66% of estimated North American annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our Florida phosphate rock mines produced approximately 8.9 million tonnes in 2024 and accounted for approximately 47% of estimated North American annual production. We are the world’s second largest miner of phosphate rock (excluding China) and currently operate four mines in North America with a combined annual capacity of 17.2 million tonnes. Additionally, we own 75% of the Miski Mayo Mine, which has an annual capacity of 4.8 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.
All of our wholly-owned phosphate mines and related mining operations in North America are located in central Florida. During 2024, we operated three active mines in Florida: Four Corners, South Fort Meade and Wingate. We plan to explore and develop the DeSoto property and the South Pasture property, which was previously idled, to offset future depletion at our Florida properties. We have a 75% economic interest in the Miski Mayo Mine, which allows us to supplement our other produced rock to meet our overall fertilizer production needs and is the primary source of rock for our Louisiana operations. We have the right to use or sell to third parties 75% of the Miski Mayo Mine’s annual production.

Table of Content
See “Item 2. Properties” for a discussion of our phosphate mining properties, including processing methods, facilities, production and summaries of our mineral resources and reserves, both in the aggregate and for our individual material phosphate mining properties.
Sulfur
We use molten sulfur at our phosphate concentrates plants to produce sulfuric acid, primarily for use in our production of P2O5. We purchased approximately 3.0 million long tons of sulfur during 2024. We purchase the majority of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either directly at our phosphate plants or have it sent for gathering to terminals that are located on the U.S. gulf coast. In addition, we use formed sulfur received through Tampa, Florida ports, which are delivered by truck to our New Wales facility and melted through our sulfur melter.
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
Ammonia
We use ammonia together with P2O5 to produce DAP, MAP and MicroEssentials®. We consumed approximately 1.0 million tonnes of ammonia during 2024. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia. We purchase approximately one-third of our ammonia from various suppliers in the spot market with the remaining two-thirds either purchased through our ammonia supply agreement (the “CF Ammonia Supply Agreement”) with an affiliate of CF Industries Inc. (“CF”) or produced internally at our Faustina, Louisiana location.
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
Under the CF Ammonia Supply Agreement, we purchased 556,232 metric tonnes in 2024. This contract terminated effective January 1, 2025. We now have agreements with various suppliers to ensure we have reliable sources of supply for ammonia to support competitive pricing in various market conditions.
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

Table of Content
Natural Gas for Phosphates
Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is sourced from Texas and Louisiana via pipelines interconnected to the Henry Hub. We use over-the-counter swap and/or option contracts to forward price portions of future natural gas purchases. We typically purchase approximately 12.0 million MM BTU of natural gas per year for use in ammonia production at Faustina.
Our ammonia requirements for our Florida operations are purchased rather than manufactured on site. Therefore, while we typically purchase approximately 3.2 million MM BTU of natural gas per year in Florida, it is only used as a thermal fuel for various phosphate production processes.
Florida Land Holdings
We are a significant landowner in the State of Florida, which has in the past been considered one of the fastest areas of population growth in the U.S. We have land holdings totaling over 368,000 acres. These land holdings give Mosaic access to phosphate rock reserves and exist as fee simple, mining agreements or mineral rights. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as certain reclaimed properties, are no longer required for our ongoing operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our real property assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. Our long-term future land use strategy is to optimize the value of our land assets.
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

In 2024, we operated three potash mines in Canada, including two shaft mines and one solution mine, as well as one potash shaft mine in the U.S. Esterhazy, the largest potash mine in the world, has completed full ramp up of capacity and production. The K3 mine shaft expansion has been supplying the capacity and production needed since the closure of the K1 and K2 shafts in the second quarter of 2021. Decommissioning of the K1 and K2 shafts at our Esterhazy, Saskatchewan mine was completed in 2022.
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

Table of Content
The map below shows the location of each of our potash properties in North America:

SASKATCHEWAN
Colonsay (shaft)
Belle Plaine (solution)
Esterhazy (shaft)
NEW MEXICO
Carlsbad (shaft)
Red MOP
White MOP
K-MAG®

Our North American potash annualized operational capacity totals 11.5 million tonnes of product per year and accounts for approximately 14% of world annual capacity and 41% of North American annual operational capacity. Production during 2024 totaled 8.8 million tonnes. We account for approximately 12% of estimated world annual production and 35% of estimated North American annual production.

Table of Content
The following table shows, for each of our potash mines, annual capacity as of December 31, 2024 and finished product output for 2024:

(tonnes in millions)
Facility	Annualized Proven Peaking Capacity (a)(c)	Annual Operational Capacity (a)(b)(e)	Finished Product(b)
Canada
Belle Plaine—MOP(d)	3.9	3.0	3.0
Colonsay—MOP (d)(f)	2.6	1.5	0.6
Esterhazy—MOP(d)(g)	6.3	6.3	4.7
Canadian Total	12.8	10.8	8.3
United States
Carlsbad—K-Mag®(h)	0.9	0.7	0.5
United States Total	0.9	0.7	0.5
Totals	13.7	11.5	8.8
______________________________
(a)Finished product.
(b)Actual production varies from annual operational capacity shown in the above table due to factors that include, among others, the level of demand for our products, maintenance and turnaround time, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, accidents, mechanical failure, product mix and other operating conditions.
(c)Represents full capacity assuming no turnaround or maintenance time.
(d)The annualized proven peaking capacity shown above is the capacity currently used to determine our share of Canpotex, Limited (“Canpotex”) sales. Canpotex members’ respective shares of Canpotex sales are based upon the members’ respective proven peaking capacities for producing potash. When a Canpotex member expands an existing mine, the new capacity is added to that member’s proven peaking capacity based on either a 90-day production run at the maximum production levels or an engineering audit of the expansion performed by an independent engineering firm in accordance with approved protocols. The annual operational capacity of a mine reported in the table above can exceed the annualized proven peaking capacity until the proving run or engineering audit has been completed. Our current entitlement percentage of Canpotex is 36.2%, however in 2024, our percentage was 34.5% due to lower shipments as a result electrical equipment problems.
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
(g)Following completion of our Esterhazy K3 expansion project, a third-party audit assessed our Esterhazy Facility's nameplate capacity at 7.8 million tonnes. To date, we have been unable to rely upon this audit as a basis for an increase to our Canpotex entitlement percentage. We are evaluating when to take the necessary steps to complete the entitlement adjustment process.
(h)K-Mag® is a specialty product that we produce at our Carlsbad facility.

See Item 2. “Properties” for a discussion of our potash mining properties, including processing methods, facilities, production and summaries of our mineral resources and reserves, both in the aggregate and for our individual material potash mining properties.
Natural Gas
Natural gas is used at our Belle Plaine solution mine as a fuel to produce steam and to dry potash products. The steam is used to generate electricity and provide thermal energy to the evaporation, crystallization and solution mining processes. The Belle Plaine solution mine typically accounts for approximately 80% of our Potash segment’s total natural gas requirements for potash production. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines totaled 17.2 million MM BTU during 2024. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short-term spot-priced physical contracts. Our Canadian operations purchase physical natural gas from companies in Alberta and Saskatchewan using AECO price indices references and transport the gas to our plants via the TransGas pipeline system. The

Table of Content
U.S. potash operation in New Mexico purchases physical gas in the southwest respective regional market using the El Paso San Juan Basin market pricing reference. We use financial derivative contracts to manage the pricing on portions of our natural gas requirements.
Mosaic Fertilizantes Segment
Our Mosaic Fertilizantes segment owns and operates mines, chemical plants, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay, which produce and sell concentrated phosphate crop nutrients, phosphate-based animal feed ingredients and potash fertilizer. The following map shows the locations of our operations in Brazil and Paraguay:
We are the largest producer and one of the largest distributors of blended crop nutrients for agricultural use in Brazil. We produce and sell phosphate- and potash-based crop nutrients, and animal feed ingredients through our operations. Our operations in Brazil include five phosphate mines, four chemical plants and a potash mine. We own and operate ten blending plants in Brazil and one blending plant and port in Paraguay. We are currently constructing a one million tonne distribution facility in northern Brazil in Palmeirante. In addition, we lease several other warehouses and blending units depending on sales and production levels. We also have a 62% ownership interest in Fospar, S.A. (“Fospar”). Fospar owns and operates an SSP (defined below) granulation plant, which produces approximately 0.5 million tonnes of SSP per year, and a deep-water port and throughput warehouse terminal facility in Paranagua, Brazil. The port facility at Paranagua handles approximately

Table of Content
3.6 million tonnes of imported crop nutrients. In 2024, Mosaic Fertilizantes sold approximately 9.0 million tonnes of crop nutrient products and accounted for approximately 18% of fertilizer shipments in Brazil.
We have the capability to annually produce approximately 4.5 million tonnes of phosphate- and potash-based crop nutrients and animal feed ingredients. Crop nutrient products produced are marketed to crop nutrient manufacturers, distributors, retailers and farmers.
In addition to producing crop nutrients, Mosaic Fertilizantes purchases phosphate, potash and nitrogen products which are either used to produce blended crop nutrients (“Blends”) or for resale. In 2024, Mosaic Fertilizantes purchased 1.2 million tonnes of phosphate-based products, primarily MicroEssentials®, from our Phosphates segment, and 2.2 million tonnes of potash products from our Potash segment and Canpotex.
Phosphate Crop Nutrients and Animal Feed Ingredients
Our Brazilian phosphate operations have capacity to produce approximately 1.1 million tonnes of P2O5 per year, or about 62% of Brazilian annual capacity. Phosphoric acid is produced by reacting ground phosphate rock with sulfuric acid. P2O5 is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our Brazilian phosphoric acid production totaled approximately 1.0 million tonnes in 2024 and accounted for approximately 89% of Brazilian annual output.
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
Annual capacity and production volume by plant as of December 31, 2024 are listed below:

(tonnes of ore in millions)	Phosphoric Acid		Processed Phosphate(a) (MAP/TSP/SSP/DCP/Feed)
Facility	Capacity(b)	Production(c)	Capacity(b)	Production(c)
Phosphate
Uberaba	0.9	0.8	2.0	1.5
Cajati	0.2	0.2	0.5	0.3
Araxá	—	—	1.1	0.9
Catalão	—	—	0.4	0.4
Total	1.1	1.0	4.0	3.1
______________________________

Table of Content
(a)Our ability to produce processed phosphate has been less than our annual operational capacity as stated in the table above, except to the extent we purchase phosphoric acid. Factors affecting actual production are described in note (c) below.
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
We produced approximately 2.6 million tonnes of concentrated phosphate crop nutrients during 2024 which accounted for approximately 48% of estimated Brazilian annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and animal feed product. Our phosphate rock production in Brazil totaled approximately 3.9 million tonnes in 2024, which accounted for approximately 74% of estimated Brazilian annual production. We are the largest producer of phosphate rock in Brazil and currently have an annual capacity of approximately 4.6 million tonnes. During 2024, we operated five properties; Araxá, Patrocínio and Tapira in the state of Minas Gerais; Catalão in the state of Goiás; and Cajati in the state of São Paulo.
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
We are required to pay royalties to mineral owners and resource taxes to the Brazilian government for phosphate and potash production. The resource taxes, known as Compensação Financeira pela Exploração de Recursos Minerais or CFEM, are regulated by the National Mining Agency. In 2024, we paid royalties and resource taxes of approximately $22.1 million.
Sulfur
We use molten sulfur at our phosphate concentrates plants to produce sulfuric acid, one of the key components used in the production of phosphoric acid. We consumed approximately 1.0 million long tons of sulfur for our own production during 2024. We purchase approximately 14% of the volume under annual supply agreements from oil and natural gas refiners, who are required to remove or recover sulfur during the refining process. The remaining 86% is purchased in the spot market. Sulfur is imported through the Tiplam port and transported by rail to the Uberaba plant and by truck to the Araxá and Cajati locations.
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
Ammonia
We use ammonia, together with phosphoric acid, to produce MAP, and to a lesser extent for SSP production. We consumed approximately 118,280 tonnes of ammonia during 2024. Production of one tonne of MAP requires approximately 0.137 tonnes of ammonia. We purchase all of our ammonia under a long-term supply agreement with two suppliers. Ammonia is imported through the Tiplam port and transported by truck to Uberaba, Araxá and Catalão.
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
In 2024, we paid royalties of approximately $6.8 million related to the leasing of potash assets and mining rights for Taquari.
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
India and China Distribution Businesses
Our China and India distribution businesses market phosphate-, potash- and nitrogen-based crop nutrients and provide other ancillary services to wholesalers, cooperatives, independent retailers, and farmers in the Asia-Pacific regions. These operations provide our Phosphates and Potash segments access to key markets outside of North and South America and serve as a marketing agent for our Phosphates segment. In 2024, the India and China operations purchased 25,233 tonnes of phosphate-based products from our Phosphates segment, and 1,077,567 tonnes of potash products from our Potash segment and Canpotex. They also purchase phosphate, potash and nitrogen products from unrelated third parties, which we either use to produce blended crop nutrients or for resale.
In China, we own two 300,000-tonne per year capacity blending plants. In 2024, we sold approximately 325,000 tonnes of Blends and distributed another 850,000 tonnes of phosphate and potash crop nutrients in China.
In India, we have distribution facilities to import and sell crop nutrients. In 2024, we distributed approximately 201,000 tonnes of potash crop nutrient products in India.
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

Table of Content
We own port facilities in Tampa, Florida which have deep water berth capabilities providing access to the Gulf Coast of the United States. We also own warehouse distribution facilities in: Rosemount, Minnesota; Pekin, Illinois; and Henderson, Kentucky.
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
International
Outside of the U.S. and Canada, we market our Phosphates segment’s products through our Mosaic Fertilizantes segment and our China and India distribution businesses, as well as a sales force focused on geographies outside of North America. The countries that account for the largest amount of our phosphates sales outside the U.S., by volume, are Canada, Brazil, Colombia, Australia and Argentina.
Our sales of potash products outside of the U.S. and Canada are made through Canpotex. Canpotex sales are allocated among its members based on peaking capacity. Our entitlement percentage of Canpotex was 36.2%, however in 2024 our percentage was 34.5% due to lower shipments as a result electrical equipment problems.
Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Mosaic Fertilizantes segment and our China and India distribution businesses, which acquire potash primarily through Canpotex. The countries that account for the largest amount of international potash sales, by volume, are Brazil, China, Indonesia, India and Belgium.
To service the needs of our customers, our Mosaic Fertilizantes segment includes a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate. The blending and bagging facilities primarily produce Blends from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 22% nitrogen, 45% phosphate and 33% potash, although this mix differs based on seasonal and other factors. All of our production in Brazil is consumed within the country.
Our India and China distribution businesses also includes a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities. These businesses serve primarily as a sales outlet for our North American phosphate production, both for resale and as an input for Blends. Our Potash segment also has historically furnished the majority of the raw materials needs for the production of Blends, primarily via Canpotex, and is expected to continue to do so in the future.
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
The Mosaic Biosciences platform has grown through the acquisition of Plant Response in late 2021 and organically from the addition of new products. Our portfolio of products has been successful with customers and benefits greatly from our existing fertilizer distribution network to our customers. In 2024, Mosaic Biosciences reached 9 million acres of coverage in key markets this year which is double the prior year. Mosaic Biosciences is included primarily within Corporate, Eliminations and Other.

Table of Content
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
Unlike many of our competitors, we have our own distribution system to sell phosphate- and potash-based crop nutrients and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including in the key growth regions of South America and Asia, with port terminals, warehouses and blending plants in Brazil, Paraguay, China and India. Our global presence allows us to efficiently serve customers in approximately 40 countries.
Phosphates Segment
Our Phosphates segment operates in a highly competitive global market. Among the competitors in the global phosphate industry are domestic and foreign companies, as well as foreign government-supported producers in Asia and North Africa. Phosphate producers compete primarily based on price, as well as product quality, service and innovation. Major integrated producers of feed phosphate are located in the U.S., Europe and China. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not miners of phosphate rock or manufacturers of phosphoric acid and are required to purchase this material on the open market.
We believe that we are a low-cost integrated producer of phosphate-based crop nutrients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s second largest producer of concentrated phosphate, as well as the second largest miner of phosphate rock in the world and the largest in the U.S., we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key inputs, phosphate rock, to our phosphate production facilities. We believe that our position as an integrated producer of phosphate rock provides us with a significant cost advantage over competitors that are non-integrated phosphate producers. In addition, our ownership in the Miski Mayo Mine allows us to supplement our overall phosphate rock needs.
We produce ammonia at our Faustina, Louisiana concentrates plant in quantities sufficient to meet approximately one third of our total ammonia needs in North America. We do not have ammonia production capacity within Florida to serve our Florida operations, but we have capacity to supply a portion of our requirements by transporting produced ammonia from Louisiana to Florida. We purchase additional ammonia from world markets and thus are subject to significant volatility in our purchase price of ammonia. Our ammonia supply agreements provide us with a supply of a substantial volume of ammonia at prices based on the price of natural gas.
With our dedicated sulfur transportation barges and tugs, we are also well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key input, to our Florida and Louisiana phosphate production facilities. We believe that our investments in sulfur logistical and melting assets continue to afford us a competitive advantage compared to other producers in cost and access to sulfur.
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

Table of Content
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
Mosaic Fertilizantes has a wide variety of customers including farmers, blenders and other local distributors. We compete with local businesses that offer a wide variety of products that are available from many sources. We believe the strategic location of our mines and chemical plants, in close proximity to our customers, and the benefit of our own distribution network, gives us an advantage over most of our competitors. The vertical integration of our wholly-owned production, along with our distribution network, as well as our focus on product innovation and customer solutions, position us with an advantage over many of our competitors. We have a strong brand in Brazil. In addition to having access to our own production, our distribution activities have the capability to supply a wide variety of crop nutrients to our dealer and farmer customer base.
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
We sell products throughout the world. Unfavorable changes in trade protection laws, policies and measures, government policies and other regulatory requirements affecting trade, including the imposition of tariffs; unexpected changes in tax and trade treaties; and strengthening or weakening of foreign economies as well as political relations with the U.S. may cause sales trends to customers in one or more foreign countries to differ from sales trends in the U.S.
Our international operations are subject to risks from changes in foreign currencies, or government policy, which can affect local farmer economics.
OTHER MATTERS
Employees
We had 13,765 employees as of December 31, 2024, consisting of approximately 10,454 salaried and 3,311 hourly employees. This includes approximately 720 salaried employees at the Miski Mayo Mine, of which we own 75% and its results are consolidated within our results of operations.

Table of Content
Labor Relations
As of December 31, 2024:
•We had eight collective bargaining agreements with unions covering certain hourly employees in the U.S. and Canada. Of these employees, approximately 15% are covered under agreements that expire in 2025. All are expected to collectively bargain for new contracts in 2025.
•We had agreements with 37 unions covering all employees in Brazil. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.
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
HUMAN CAPITAL

Our employees are the foundation of our Company. Our 13,765 colleagues embody Mosaic’s core values of innovation, collaboration, drive and responsibility, and are the key to enabling us to execute our mission to help the world grow the food it needs.
As of December 31, 2024, our regular employee base was made up of the following:

Country	Male	Female	Total
Brazil	5,608	1,207	6,815
United States	3,305	643	3,948
Canada	1,677	311	1,988
Peru	644	76	720
China	112	55	167
India	62	7	69
Paraguay	32	18	50
Saudi Arabia	8	—	8
Total	11,448	2,317	13,765

Mosaic is committed to the well-being and development of our employees by creating and cultivating an innovative and collaborative workplace that welcomes, values and respects diversity of people, thoughts, and perspectives; a workplace free of discrimination and intolerant of bias. As part of Mosaic’s strategic priorities, we are committed to driving actions and behaviors, both internally and within our communities, that build Mosaic’s brand as a respected and responsible company and to be an employer of choice for generations to come.
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

Table of Content
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
•In 2024 Mosaic continued its programs to help employees gain the knowledge and skills that we believe will be necessary for the next evolution of our business through development programs for emerging leaders, front line leaders, mid-level and senior leaders designed to support and address the needs at different career points. Like any company, Mosaic experiences turnover and the need to replace talent related to retirement and succession. Mosaic seeks to minimize unwanted turnover through its talent review, succession management, performance management, and compensation processes. We seek to build our talent pipeline through targeted student programs. We strive to design career paths through progressions that will enable our employees to grow and evolve their careers at Mosaic.
Community–Mosaic is a thoughtful and engaged neighbor who invests carefully and generously through long-term partnerships with organizations that are making a difference. We are proud to support organizations and initiatives that create growth and leave a lasting impact in our communities in three main focus areas: food, water and local community. In 2023, we invested $16.7 million. While the official 2024 investment data will be available in February 2025, preliminary data indicates continued strong support in these areas with investments of over $12 million. In addition to philanthropic grants and sponsorships of local programs, we also support and facilitate volunteerism by our employees. Similarly, we participate on local committees, boards and associations focused on contributing to the vitality of the people and communities around us.
•2024 was the fourth year of the Mosaic Employee Giving Program (the “Program”) that provides employees with flexibility to connect their personal causes to corporate giving, matching and volunteerism opportunities. The Program aligns to Mosaic’s strategic priorities and our 2025 Environmental, Social and Governance performance goals. Employees can take advantage of Company matching funds through financial contributions, volunteering on personal time, or both. In North America this can be up to $2,000 annually.
Removing Barriers and Creating Opportunities–In 2024, Mosaic continued to dedicate resources to identifying barriers to employment, partnership and succession and creating more opportunities for our employees and our communities. We continued to advance progress in creating a more innovative and engaged workforce through our executive-led Employee Inclusion Networks (“EIN”), expanding community engagement and obtaining feedback and taking action on Mosaic’s workplace and employee experience through the Voice of the Employee survey. We continued to make progress towards our previously announced global 2030 representation goals and are driving accountability into the business units by implementing business-level initiatives and programs to help foster a more inclusive workplace essential for fostering innovation and collaboration. Ongoing education continues to be a cornerstone of Mosaic’s journey to build and promote a more inclusive culture. We enhanced leadership competencies by providing interactive education on enabling authentic connections, becoming successful ambassadors for progress, and continuing our online, curated, self-directed learning platform to encourage employees to continue their own learning journeys. We continue to focus and expand our recruitment efforts to build awareness and interest in our industry and to attract the best, qualified candidates from a broad variety of sources.
Pay equity is fundamental to our compensation philosophy and our commitment to our employees. Mosaic annually evaluates pay equity and compensation practices to ensure fair and equitable treatment of employees based on our pay-for-performance framework. In 2024, Mosaic continued to enhance ongoing internal analytical capabilities for continuous assessment of pay and performance equity and evolved our annual pay equity audit to bring more employees within scope across our global operations and to enhance our assessment of pay disparities. The results of our internal audit revealed .4% outliers, both men and women, without adequate business justifications that will be addressed during our 2025 compensation cycle. Pay equity will be reviewed internally every year with periodic external independent reviews.

Table of Content
Further information on our human capital practices is available in our sustainability report. Information contained in our sustainability report, or on our website, is not incorporated by reference into, and does not constitute a part of, this Form 10-K.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers as of March 3, 2025 is set forth below:

Name	Age	Position
Philip E. Bauer	52	Senior Vice President, General Counsel and Corporate Secretary
Bruce M. Bodine Jr.	53	Chief Executive Officer, President and Director
Walter F. Precourt III	60	Senior Vice President and Chief Administrative Officer
Luciano Siani Pires	55	Executive Vice President and Chief Financial Officer
Karen A. Swager	54	Executive Vice President - Operations
Yijun (“Jenny”) Wang	57	Executive Vice President - Commercial
Philip E. Bauer. Mr. Bauer was promoted to Senior Vice President, General Counsel and Corporate Secretary in January 2023. Since joining Mosaic in 2007, Mr. Bauer has managed legal support for business development activities, potash operations, offshore finance, commercial transactions and corporate governance. Before assuming his current role, Mr. Bauer was the Vice President and Deputy General Counsel from October 2022 through December 2022 and immediately prior to that role he served as the Vice President - Growth and Development on Mosaic's Strategy and Growth team from May 2019 to September 2022. Prior to Mosaic, he was a partner at an international law firm where he focused his practice on mergers and acquisitions, public and private securities offerings and public company compliance matters, as well as general business advising.
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
Luciano Siani Pires. Mr. Siani Pires was elected as our Executive Vice President and Chief Financial Officer in January 2025 and previously elected as our Executive Vice President and Chief Financial Officer – Designate in November 2024. Mr. Siani Pires previously served on The Mosaic Company’s Board of Directors from 2018 to 2022. Prior to joining Mosaic, Mr. Siani Pires served as Executive Vice President of Strategy and Business Development, Chief Financial Officer and other strategic roles for Vale S.A., a global mining company. He also served as the chairman of the Board of Directors of VLI S.A., as a senior business development advisor for the Natural Resources Group of Accenture and was a consultant at McKinsey and

Table of Content
Company and at various leadership roles in The Brazilian Development Bank in the areas of capital Markets, export finance and infrastructure. He serves on the board of Vallourec Societe Anonime, has served as a member of the executive council of o9 solutions, as a member of the advisory board at Barbosa Mello, and as a board member of Suzano Papel e Celulose.
Karen A. Swager. Ms. Swager was elected our Executive Vice President – Operations in November 2023. In this role, Ms. Swager is responsible for the Company’s enterprise-wide operations, including the Environment, Health and Safety (“EHS”) organization, and the North America Supply Chain organization. Ms. Swager had previously served as our Senior Vice President - Supply Chain, including executive oversite for the Procurement and corporate EHS teams, since April 1, 2020. From January 1, 2019 until her appointment as Senior Vice President - Supply Chain, she served as Senior Vice President - Potash. Previously, Ms. Swager held leadership positions at Mosaic, including Vice President - Minerals, Vice President - Mining Operations and General Manager in our Phosphates business since joining Mosaic upon its formation in 2004. She also led the mine planning and strategy group for the Phosphates business. Ms. Swager serves as a director of MVM Resources International, B.V., the general partner of Compañia Minera Miski Mayo S.R.L., the joint venture that operates the mines in Peru, and as a director of SSR Mining Inc., a publicly traded company.
Yijun (“Jenny”) Wang. Ms. Wang was elected Executive Vice President – Commercial in January 2024 after serving as the Company’s Senior Vice President – Global Strategic Marketing since May 2023. From January 2022 until May 2023, Ms. Wang served as our Senior Vice President - Global Strategic Marketing, Head of China and India. From October 15, 2020 until her current appointment, Ms. Wang served as Vice President - Global Strategic Marketing. Prior to October 2020, Ms. Wang served as Vice President - Global Product Management and International Distribution and before May 2019, Ms. Wang served as Country Head for China since joining Mosaic in 2011. Ms. Wang serves on the Board of Directors of Canpotex Limited, the Canadian potash marketing association.
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
In 2021, the U.S. Department of Commerce (“DOC”) issued countervailing duty (“CVD”) orders on imports of phosphate fertilizers from Morocco and Russia, in response to petitions filed by Mosaic. The orders were based on DOC’s determination that the imports are unfairly subsidized, and the U.S. International Trade Commission’s (“ITC”) determination that the

Table of Content
imports materially injure the U.S. phosphate fertilizer industry. The purpose of the CVD orders was to remedy the injury and thereby restore fair competition. CVD orders normally stay in place for at least five years, with possible extensions.
Moroccan and Russian producers have initiated federal court actions seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway as further described in this Item 3 of Form 10-K.
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
U.S. tariffs on Canadian potash and retaliatory tariffs could materially adversely affect our business operations and financial condition.
In February 2025, the U.S. imposed a 25% tariff on most imports from Canada, including potash crop nutrients. Although the implementation of these tariffs has been temporarily paused for 30 days, there is a risk that they may be reinstated and sustained for an extended period. If these tariffs are reintroduced, they could significantly increase the cost of importing potash from Canada. Higher potash prices may lead to reduced usage by U.S. farmers and negatively impact demand. Additionally, retaliatory tariffs imposed by Canada on U.S. exports, could further exacerbate these challenges. The prolonged imposition of these tariffs could have a material adverse effect on our business, financial condition, and results of operations.
Pandemics, epidemics or other health outbreaks could materially adversely affect our business operations and financial condition.
Pandemics, epidemics or other health outbreaks have, and could again, adversely affect the global economy and have, and could again, significantly disrupt our operations, key suppliers or third-party logistics providers, customers and ultimate end-users. These disruptions could arise due to the spread of the outbreak and/or from measures to contain or mitigate it such as quarantines and extended closures of businesses mandated by government authorities. For example, the Covid-19 pandemic adversely affected our businesses in multiple ways, including by creating short-term labor shortages due to illness, and transportation issues, such as trucking delays and port congestion, which slowed delivery of inputs to our facilities and products to our end customers.
The full impact of another public health event depends on various factors, any of which could materially increase our costs, negatively impact our revenue and/or adversely impact our results of operations and liquidity, possibly to a significant degree. A public health event could also have the effect of heightening many of the other risks described in this Item 1A of this Form 10-K.
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

Table of Content
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
Examples of the types of events that could result, and have, in the past, resulted, in a disruption at these facilities include: adverse weather; strikes or other work stoppages; civil unrest; deliberate, malicious acts, including acts of terrorism and armed conflict; political or economic instability; cyberattacks; changes in permitting, financial assurance or certain environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with the other member of Canpotex and the other joint ventures in which we participate and their or our exit from participation in such joint ventures; other changes in our commercial arrangements with unrelated third parties; brine inflows at our Esterhazy, Saskatchewan mine or our other shaft mines; mechanical failure and accidents or other failures occurring in the course of operating activities, including at our gypstacks, clay settling areas and tailing dams; accidents occurring in the course of operating activities; lack of truck, rail, barge or ship transportation; and other factors.
Reduced oil refinery operating rates in North America could have a material adverse impact on our business, financial condition or operating results.
Reduced oil refinery operating rates in the U.S. and Canada could, and have, in the past, resulted in decreased availability of molten sulfur, which could increase costs of sulfur procurement or decrease availability of sulfur needed in our phosphate fertilizer production operations. If it becomes necessary to procure sulfur at higher costs, and if we are unable to pass those costs on in our product prices, or if we are unable to procure sulfur at volumes necessary for our operations, such events could have a material adverse effect on our phosphate business, and/or our financial condition or operating results.
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

Table of Content
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
In 2024, we derived approximately 64% of our net sales from customers located outside of the U.S. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:
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
Natural resource extraction is an important part of the economy in Peru and, in the past, there have been protests against other natural resource operations in Peru. There remain numerous social conflicts that exist within the natural resource extraction sector in Peru, and there is potential for active protests against natural resource extraction companies. If the Government of Peru’s proactive efforts to address the social and environmental issues surrounding natural resource activities are not successful, protests could extend to or impact the Miski Mayo Mine and adversely affect our interest in the Miski Mayo joint venture or the supply of phosphate rock to us from the mine.
Adverse weather conditions, including hurricanes, and excess heat, cold, snow, rainfall and drought, have in the past, and may in the future, adversely affect our operations, and result in increased costs, decreased sales or production and potential liabilities.

Table of Content
Adverse weather conditions have in the past and may in the future adversely affect our operations, particularly our Phosphates operations. In the past, hurricanes have resulted in physical damage to our facilities in Florida and Louisiana.
Additionally, water treatment costs tend to increase significantly following excess rainfall. Some of our Florida and Louisiana facilities have had, and others could have, high water levels that have required, or may require, treatment. High water balances in the past at phosphate facilities in Florida also led the Florida Department of Environmental Protection (“FDEP”) to adopt rules requiring phosphate production facilities to meet more stringent process water management objectives for phosphogypsum stack systems. In addition to the FDEP, the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality also have similar requirements for water management objectives as outlined in our U.S. Resource Conservation and Recovery Act (“RCRA”) Consent Decrees.
If adverse weather conditions occur in coming years, our facilities may be required to take additional measures to manage process water to comply with existing or future requirements and these measures could potentially have a material effect on our business and financial condition.
Adverse weather conditions may also cause a loss of production and may disrupt our supply chain or adversely affect delivery of our products to our customers. For example, oil refineries that supply sulfur to us may suspend operations as a result of a hurricane, and incoming shipments of ammonia can be delayed, disrupting production at our Florida or Louisiana facilities and delivery of our products. In 2021, we experienced production impacts related to Hurricane Ida at our Louisiana operations. We also experienced down time and delayed shipments caused by impacts from Hurricane Ian which occurred in 2022. In 2024, we experienced production and distribution impacts related to Hurricanes Francine, Helene and Milton.
Excess rainfall and drought have in the past, and may in the future, adversely affect us. For example, in 2019 we experienced the wettest year in North America in nearly 50 years, which reduced fertilizer applications by farmers. Excess rainfall also resulted in higher river levels which adversely affected delivery of our products. Drought can reduce farmers’ crop yields and the uptake of phosphate and potash, reducing the need for application of additional phosphate and potash for the next planting season. Drought can also lower river levels, adversely affecting delivery of our products to our customers. For example, the Mississippi River was in drought condition for parts of 2022 and 2023, affecting barge movement on the river.
Climate change could adversely affect us.
The impacts of climate change on our operations and those of our customers remains uncertain. The impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels, and these changes could be severe. These impacts could vary by geographic location. Severe climate change could impact our costs and operating activities, the location and cost of global grain and oilseed production, and the supply and demand for grains and oilseeds. A number of our sites are located in areas that are exposed to weather events and have been adversely impacted by hurricanes and excessive rainfall as described elsewhere in these risk factors. To the extent climate change exacerbates these weather events, our operations could experience increased costs and disruptions to our business, which could be material. At the present time, we cannot predict the prospective impacts of climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.
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
We hold minority ownership interests in other companies that are not controlled by us. The operations and results of Ma'aden and some other companies are significant to us, and their operations can affect earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute less than anticipated to our earnings and cash flow, negatively impacting our results of operations and liquidity.
Strikes or other forms of work stoppage or slowdown could disrupt our business and lead to increased costs.

Table of Content
Our financial performance is dependent on a reliable and productive work force. A significant portion of our work force, and that of the joint ventures in which we participate, is covered by collective bargaining agreements with unions. Unsuccessful contract negotiations or adverse labor relations could result in strikes or slowdowns. Any disruption may decrease our production and sales or impose additional costs to resolve disputes. The risk of adverse labor relations may increase as our profitability increases because labor unions’ expectations and demands generally rise at those times.
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

Table of Content
•We also use or produce other hazardous chemicals at some of our facilities. If our safety procedures are not effective, an accident involving these other hazardous chemicals could result in serious injuries or death, or result in the shutdown of our facilities.
We use sulfuric acid to produce concentrated phosphate in our Florida and Louisiana operations and our Brazil operations. We also use or produce other hazardous chemicals at some of our facilities. An accident involving any of these chemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in property damage or shutdown of our facilities, or cause us to expend significant amounts to remediate safety issues or to repair damaged facilities.
Our business operations rely on our information systems and any material disruption or slowdown of our systems could cause operational delays or loss of revenue.
We depend on information systems to, among other things, manage our inventory, process transactions, operate our websites, purchase and ship goods on a timely basis, and maintain cost-effective operations. We have invested significant capital associated with the implementation and integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively implement or convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations and could have a material impact on our financial condition or operating results.
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

Table of Content
While that decision is under appeal, a change in permitting authority may complicate and delay the receipt of 404 Act approvals.
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

Table of Content
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
Governmental greenhouse gas emission initiatives include, among others, the December 2015 agreement (the “Paris Agreement”) which was the outcome of the 21st session of the Conference of the Parties under the United Nations Framework Convention on Climate Change (“UNFCCC”). The Paris Agreement, which was signed by nearly 200 nations, including the U.S. and Canada, entered into force in late 2016 and sets out a goal of limiting the average rise in temperatures for this century to below 2 degrees Celsius. Each signatory is expected to develop its own plan (referred to as a Nationally Determined Contribution, or “NDC”) for reaching that goal. The U.S. formally withdrew from the Paris Agreement in January 2025.

Various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, the EPA or various states and those initiatives already adopted may be used to implement a U.S. NDC. Additionally, in the future, more stringent laws and regulations may be enacted to accomplish the goals set out in the NDC.
Brazil ratified the Paris Agreement in September 2016, committing to an NDC that includes economy-wide greenhouse gas reduction targets by 2030. The NDC further commits to achieving climate neutrality in 2060. Complete details surrounding Brazil’s plan for achieving the greenhouse gas emissions reductions and climate neutrality are uncertain. The government of Brazil may intervene with new or different policy instruments to meet the goals set out in the 2020 NDC.
Canada’s intended NDC aims to achieve significant greenhouse gas emissions reductions. The Canadian federal government has also introduced legislation establishing a long-term target of “net-zero” greenhouse gas emissions by 2050. More stringent laws and regulations may be enacted to accomplish the goals set out in Canada’s NDC and Canada’s own long-term emissions reduction targets.
In March 2024, the SEC issued final rules on climate-related disclosures that, if adopted, will require disclosure of extensive detailed climate-related information. The future of the SEC climate-related disclosure rule is uncertain as it was immediately challenged in litigation and implementation has been stayed pending the legal challenges. Most recently, the SEC issued a statement halting the defense of the climate-related disclosures until the Commission decides whether to continue defending it. The Company is monitoring the SEC’s climate-related disclosure rules and recently enacted standards in the European Union and California on climate change disclosure and is taking necessary steps to plan for the anticipated or adopted disclosure requirements. It is possible that such legislation and other future legislation or regulation addressing climate change, including the Paris Agreement or any new international agreements, could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material or adversely impact our competitive advantage. In addition, to the extent climate change restrictions imposed in countries where our competitors operate such as India, China, Russia, Belarus or Morocco, are less stringent than in the U.S., Canada or Brazil, our competitors could gain cost or other competitive advantages over us.
We use tailings, sediments and water dams and other impoundments to manage residual materials generated by our facilities, including Brazilian mining operations. If our safety procedures are not effective, an accident involving these

Table of Content
impoundments could result in serious injuries or death, damage to property or the environment, or result in the shutdown of our facilities, any of which could materially adversely affect our results of operations.
Mining and processing of potash and phosphate generate residual materials that must be managed both during the operation of the facility and upon facility closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. Phosphate residuals from mining or processing are deposited in tailings dams or clay settling areas and phosphogypsum stacks. Mosaic manages its structures in accordance with all legal requirements and is implementing actions to be aligned with the major principles from the Global Industry Standard on Tailings Management – GISTM (established in 2020 by the ICMM – International Council of Metals and Mining, the UN environment program and the PRI – Principles of responsible investment). The failure of or a breach at any of our impoundments at any of our operations could cause severe property and environmental damage and loss of life, could result in the shut down or idling of our facilities and could have a material adverse effect on our results of operations.
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
As a global company, we utilize and rely upon information technology systems in many aspects of our business, including internal and external communications and the management of our accounting, financial, production and supply chain functions. As we become more dependent on information technologies to conduct our operations, and as the number and sophistication of cyberattacks increase, the risks associated with cybersecurity increase. Failure to effectively anticipate, prevent, detect and recover from the increasing number and sophistication of cyberattacks could have a material adverse effect on our results of operations or financial condition. To our knowledge, we have not experienced any material cybersecurity incidents of our technology systems.
Mosaic’s cybersecurity program is comprised of people, processes and technology that are designed to adequately protect the confidentiality, integrity and availability of information technology systems and data. Mosaic has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk awareness. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. We have a Governance Risk and Compliance team which is a dedicated team within the cybersecurity department that focuses on identifying and mitigating cybersecurity and compliance risk. The team works closely with the Information Technology department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our Enterprise Risk Management committee, which is comprised of members of our executive leadership team, reviews and evaluates key risks identified through cybersecurity risk management processes. Mosaic develops and continues to refine mitigation plans that adhere to industry best practices.
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
Governance
Board of Director Oversight
The Board of Directors oversees Mosaic’s Enterprise Risk Management program, and the Audit Committee is tasked with oversight of risk from cybersecurity threats. The Board receives an annual cybersecurity update while the Audit Committee receives reports from the Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”) regularly. The reports to the Audit Committee include updates on key performance indicators and key risk indicators, including short-term, intermediate-term and emerging risks. The Audit Committee then briefs the Board on these matters. Ad hoc updates occur as needed.
Management’s Role in Managing Risk
The Information Technology organization is led by the CIO who is responsible for cybersecurity and risk management, with oversight by the Audit Committee. The cybersecurity program is overseen by the Mosaic’s CISO and supporting

Table of Content
cybersecurity leadership, who lead teams to protect and preserve the confidentiality, integrity and continued availability of all information owned by, or in the care of, Mosaic.The CISO, along with the leadership team, possess many years of relevant Information Technology, cybersecurity and risk management experience in the manufacturing, electric, defense, financial and retail sectors. Educational backgrounds include advanced degrees and certifications, such as Certified Information Systems Security Professional. During the course of leadership team’s careers, they have built and sustained programs protecting other Fortune 500 companies, critical national infrastructure and military defense systems.
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
Except for that portion of mineral resources classified as mineral reserves, mineral resources have not demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will be upgraded to a higher category. A significant amount of exploration must be completed to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource can be the basis of an economically viable project, or that it will be upgraded to a higher category.
Properties
The subsections below describe the property locations, overviews and mineral resource and mineral reserve estimates. Our material properties, as determined pursuant to S-K 1300, are Florida Phosphates, Esterhazy, Belle Plaine and Tapira. Further information about these properties can be found in the technical report summaries (“TRSs” or “TRS”) filed as exhibits to this Form 10-K.
Except as otherwise stated, the scientific and technical information relating to Florida Phosphates contained in this Form 10-K is derived from the 2022 S-K 1300 report for Florida Phosphates titled “Florida Phosphate Mining Technical Report Summary” effective December 31, 2022 prepared by employees of Mosaic. Except as otherwise stated, the scientific and technical information relating to Belle Plaine is derived from the 2024 S-K 1300 report titled “Belle Plaine Potash Facility Technical Report Summary” prepared by employees of Mosaic and the scientific and technical information relating to Esterhazy in this Form 10-K is derived from the 2021 S-K 1300 report titled “Esterhazy Potash Facility Technical Report Summary” effective December 31, 2021 prepared by employees of Mosaic.
Except as otherwise stated, the scientific and technical information relating to Tapira contained in this Form 10-K is derived from the 2023 S-K 1300 report for Tapira titled “SEC S-K 1300 Technical Report Summary Mosaic Fertilizantes: Complexo Mineracao de Tapira” effective December 31, 2023 prepared by qualified persons who are employees of WSP USA Inc., which is not affiliated with Mosaic.
Except as otherwise stated, the mineral resource and reserve estimates are prepared by people who are qualified persons in accordance with subpart 1300 of Regulation S-K 1300 who are employees of the Company, and who have reviewed the mineral reserve estimates and mineral resource estimates and the material assumptions underlying the estimates and determined that the estimates and material assumptions remain current as of December 31, 2024.
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
HARDEE CO.
DESOTO CO.

Table of Content
Figure 2.2: South America Resource and Reserve Location Map

Miski Mayo
PERU
Taquari
SERGIPE
GOIÁS
MINAS GERAIS
Catalão
Patrocinio
Araxá
Tapira
SÃO PAULO
Cajati
Phosphate
Phosphate Exploration
Potash

Table of Content
Property Overview
Annual Production
Table 2.1 shows the production tonnage and grade for all phosphate properties for 2024, 2023 and 2022.

Table 2.1 Summary of Production - Phosphate Properties
(in millions of tonnes)		December 31,
Mine Property	Annual Operational Capacity (tonnes)(a)(b)	2024		2023		2022
		Production (tonnes)	%P2O5(c)	Production (tonnes)	%P2O5(c)	Production (tonnes)	%P2O5(c)
Phosphate (Grade: P2O5)(c)
Florida	14.0	8.9	28.3	9.1	27.8	9.6	27.6
Total United States	14.0	8.9	28.3	9.1	27.8	9.6	27.6
Miski Mayo (d)	4.8	4.8	29.7	4.7	29.7	4.2	29.7
Total Peru	4.8	4.8	29.7	4.7	29.7	4.2	29.7
Araxá / Patrocinio	1.1	0.8	34.5	0.9	34.7	0.9	34.5
Cajati	0.5	0.4	34.3	0.3	33.7	0.3	34.3
Catalão	1.0	0.9	34.7	1.0	34.8	1.1	34.8
Tapira	2.0	1.8	35.0	1.7	35.2	1.9	35.1
Total Brazil	4.6	3.9	34.8	3.9	34.9	4.2	34.8
Total Phosphate	23.4	17.6	30.1	17.7	29.9	18.0	29.8
______________________________
(a)Annual operational capacity is the expected average long-term annual capacity for finished goods considering constraints represented by the grade, quality and quantity of the reserves being mined as well as equipment performance and other operational factors.
(b)Actual production varies from annual operational capacity shown in the above table due to factors that include, among others, the level of demand for our products, the quality of the reserves, the nature of the geologic formations we are mining at any particular time, maintenance and turnaround time, mechanical failure, weather conditions and other operating conditions.
(c)The percent of P2O5 represents a measure of the phosphate content in phosphate rock or a phosphate ore body. A higher percentage corresponds to a higher percentage of phosphate content in phosphate rock or a phosphate ore body.
(d)We have a 75% economic interest in the Miski Mayo Mine and consolidate its results. Miski Mayo’'s annual operating capacity and production tonnes are presented at 100% economic interest. These amounts are presented in wet tonnes based on average moisture levels of 3.0% to 5.0%. These quantities are the production of the drying plant.

Table of Content
Table 2.2 shows the production tonnage and grade for the potash properties for 2024, 2023 and 2022.

Table 2.2 Summary of Production - Potash Properties
(in millions of tonnes)			December 31,
Facility	Annualized Proven Peaking Capacity (tonnes)(a)(b)	Annual Operational Capacity (tonnes) (b)(c)(d)	2024		2023		2022
			Ore Mined (tonnes)	Grade % K2O(e)	Ore Mined (tonnes)	Grade % K2O(e)	Ore Mined (tonnes)	Grade % K2O(e)
Belle Plaine – MOP(f)	3.9	3.0	11.6	19.3	10.2	19.3	11.3	19.3
Esterhazy – MOP(g)	6.3	6.3	15.6	22.2	14.1	23.4	13.7	24.5
Colonsay – MOP(h)	2.6	1.5	1.8	26.5	1.8	25.6	2.6	26.4
Total Canada	12.8	10.8	29.0	21.3	26.1	21.9	27.6	22.5
Carlsbad – K-Mag®(i)	0.9	0.7	2.3	6.6	2.3	6.7	3.0	6.2
Total United States	0.9	0.7	2.3	6.6	2.3	6.7	3.0	6.2
Taquari – MOP	0.7	0.5	1.7	16.4	1.9	14.7	1.6	14.3
Total Brazil	0.7	0.5	1.7	16.4	1.9	14.7	1.5	14.3
Total Potash	14.4	12.0	33.0	20.0	30.3	20.3	32.1	20.6
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
(d)Actual production varies from annual operational capacity shown in the above table due to factors that include, among others, the level of demand for our products, the quality of the reserves, the nature of the geologic formations we are mining at any particular time, maintenance and turnaround time, mechanical failure, weather conditions and other operating conditions, as well as the effect of recent initiatives intended to improve operational excellence.
(e)Grade % K2O is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.
(f)Equivalent to tonnes hoisted to surface at an underground shaft mine. Ore mined for Belle Plaine is calculated (KCl concentrate mined by solution divided by the estimated global grade of the deposit). The calculation is based on actual KCl tonnes mined for January 1, 2024 through December 31, 2024.
(g)Following completion of our Esterhazy K3 expansion project, a third-party audit assessed our Esterhazy Facility's nameplate capacity at 7.8 million tonnes. To date, we have been unable to rely upon this audit as a basis for an increase to our Canpotex entitlement percentage. We are evaluating when to take the necessary steps to complete the entitlement adjustment process.
(h)We have the ability to reach an annual operating capacity of 2.1 million tonnes over time at Colonsay by increasing our staffing levels and investment in mine development activities.
(i)K-Mag® is a specialty product that we produce at our Carlsbad facility.

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
Key permit conditions
Permit conditions are dictated by operating licenses, which are maintained and renewed on a regular basis. As of December 31, 2024, all environmental licenses were either still valid or were being renewed pursuant to applications with the Peruvian Environmental Agency within the legal deadlines.

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
Titles, mineral rights, leases or options and acreage
The property consists of 89% federally owned and 11% state owned land, and 40 acres of privately owned mineral rights that Mosaic leases. We lease approximately 64,267 acres of mineral rights from the U.S. Department of Interior Bureau of Land Management (“BLM”). These lease terms are for a period of 20 years and are reviewed and renewed at their end of term.

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

Table of Content

Key permit conditions
Mosaic currently holds a total of four mining permits within the Araxá area (2,769 hectares) and two mining permits and two exploration permits within the Patrocínio area (3,480 hectares). Permit conditions are dictated by operating licenses, which are maintained and renewed on a regular basis. As of December 31, 2024, all environmental licenses were valid or were being renewed pursuant to applications filed with the Brazilian Environmental Agency.

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

Processing plants and other facilities	Two beneficiation plants at Araxá
Complexo Mineroquímico de Cajati (“Cajati”)
Location	Near Cajati, São Paulo, Brazil
Type and amount of ownership interests	100% owned by Mosaic Fertilizantes P&K S.A., a wholly-owned indirect subsidiary of Mosaic.
Titles, mineral rights, leases or options and acreage	Mining rights in Brazil are governed by the Mining Code, Decree 227, dated February 27, 1967, and further regulation enacted by the ANM. All subsoil situated within Brazilian territory is deemed state property, with the mining activities subject to specific permits granted by the ANM.

Key permit conditions	Mosaic currently holds a total of eight permits within the CMC area (2,131 hectares). Permit conditions are dictated by operating licenses, which are maintained and renewed on a regular basis. As of December 31, 2024, all environmental licenses were either valid or were being renewed pursuant to applications filed with the Brazilian Environmental Agency.

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

Key permit conditions
Mosaic currently holds a total of eight permits within the CMC area (2,131 hectares). Permit conditions are dictated by operating licenses, which are maintained and renewed on a regular basis. As of December 31, 2024, all environmental licenses were either valid or were being renewed pursuant to applications filed with the Brazilian Environmental Agency.

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

Table of Content

Key permit conditions
Mosaic currently holds one mining permit within the Taquari area (92,498 hectares). Permit conditions are dictated by operating licenses, which are maintained and renewed on a regular basis. As of December 31, 2024, all environmental licenses were either valid or being renewed pursuant to applications filed with the Brazilian Environmental Agency within the legal deadlines. Licenses are managed through national and state databases.

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

Table of Content
Mineral Resource and Mineral Reserve Estimates
Table 2.6 shows the Mineral Resource tonnage and grade for all properties as of December 31, 2024.

Table 2.6 Summary of Mineral Resources as of December 31, 2024(a)

(in millions of tonnes)
Commodity/Geography/Mine Property Name	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	tonnes	Grade	tonnes	Grade	tonnes	Grade	tonnes	Grade
Phosphate (Grade: P2O5 )(b)
United States
Florida(c)	102.0	29.9	415.0	30.1	517.0	30.0	83.0	30.0
Peru
Miski Mayo(d)	157.7	16.7	139.0	16.3	296.7	16.5	27.7	16.0
Brazil
Araxá/Patrocínio(e)(f)	208.8	12.9	304.8	13.8	513.6	13.4	7.0	13.0
Cajati(e)(g)	25.4	5.2	15.0	5.2	40.4	5.2	4.3	5.3
Catalão(e)(h)	59.2	9.9	102.6	10.6	161.8	10.3	17.9	8.8
Tapira(e)(i)	21.1	8.6	54.9	8.6	76.0	8.6	180.5	9.2
Total Phosphate	574.2	16.2	1,031.3	20.0	1,605.5	18.6	320.4	15.2

Potash (Grade: K2O)(j)
Canada
Belle Plaine(k)	—	—	—	—	—	—	4,647.0	19.0
Esterhazy(l)	255.0	23.3	2,092.0	22.8	2,347.0	22.9	—	—
Colonsay(l)	—	—	—	—	—	—	977.0	29.0
United States
Carlsbad(m)	—	—	—	—	—	—	39.0	6.0
Brazil
Taquari(n)	—	—	6.8	37.3	6.8	37.3	56.7	36.7
Total Potash	255.0	23.3	2,098.8	22.8	2,353.8	22.9	5,719.7	20.8
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
(b)The percentage of P2O5 represents a measure of the phosphate content in phosphate rock or a phosphate ore body. A higher percentage corresponds to a higher percentage of phosphate content in phosphate rock or a phosphate ore body. Brazilian grades, except for Cajati, are P2O5ap, which represents the P2O5 associated with apatite and was calculated by the evaluation of the CaO / P2O5 ratio. Where CaO / P2O5 ratio was greater than or equal to 1.35, P2O5ap was equal to the total of P2O5; where the CaO / P2O5 ratio was less than 1.35, P2O5ap was equal to the CaO / 1.35 ratio.
(c)Mineral resource tonnages and grade are reported as a beneficiation plant product (phosphate rock) tonnage and P2O5 grade. The cut-offs used to estimate mineral resources include, minimum beneficiation plant concentrate BPL (27.45% P2O5), minimum pebble BPL (18.30% P2O5, except 22.88% P2O5 for DeSoto and Pioneer), maximum pebble magnesium oxide concentration and a maximum clay content cut-off for a logged matrix layer and the composite matrix volume. A Life of Mine (“LOM”) commodity price of US$143/tonne of phosphate rock was used for 2025 to 2037 to assess prospects for economic extraction but is not used for cut-off purposes.

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
(f)Araxá Oxidized Cut-off grade: Mass Recovery (rend_t) > 0, P2O5 ≥ 4.0, Fe2O3 ≥ 4.0, SiO2 ≥ 0.05, BaO ≤ 18.0. Araxá Micaceous Cut-off grade: Cut-off grade for Micaceous: Mass Recovery (rend_t) > 0, P2O5 ≥ 3.0, Fe2O3 ≥ 6.0, SiO2 ≥ 1.0, BaO ≤ 13.0. For Araxá, a revenue factor of 1.0 with sales price in Brazilian Reais ($R) of R$1,953 per tonne of phosphate concentrate was used to develop mineral resource pit shell. Patrocínio BEB-OXI Cut-off grade: P2O5 ≥ 2.5, Fe2O3 ≤ 62.0. Patrocínio CBN-OXI Cut-off grade: P2O5 ≥ 3.2, SiO2 ≥ 0.1. Patrocínio BEB-MIC Cut-off grade: P2O5 ≥ 3.0, SiO2 ≥ 0.8. Patrocínio FET Cut-off grade: P2O5 > 0.0. Patrocínio RSI Cut-off grade: P2O5 ≥ 2.9. For Patrocínio, a revenue factor of 1.0 with a sales price of R$1,869.84 per tonne of phosphate concentrate (2023 LOM price evaluation) was used to develop mineral resource pit shell.
(g)Cut-off grade of > 3% P2O5 was applied for mineral resources. A revenue factor of 1.0 with sales price of R$2,963.40 per tonne of phosphate concentrate (2023 LOM price evaluation) was used to develop the mineral resource pit shell.
(h)Cut-off grade of P2O5ap ≥ 5.0% and 0.8 ≤ RCP ≤ 1.6 and MgO < 12% was applied to mineral resources. A revenue factor of 1.0 with a constant sales price of R$1,918.75 per tonne of phosphate concentrate was used to develop mineral resource pit shell.
(i)Cut-off grade of P2O5ap ≥ 5.0% and 0.9 ≤ RCP ≤ 3.0 was applied to mineral resources. A revenue factor of 1.0 with a sales price of R$1,940 per tonne of phosphate concentrate (2023 LOM price evaluation) was used to develop the mineral resource pit shell.
(j)%K2O refers to the total %K2O of the samples.
(k)No cut-off grade is used to estimate mineral resources as the solution mining method used at the Belle Plaine Facility is not selective. At no point in the cavern development and mining process can a decision be made to mine or not mine the potash mineralization that is in contact with the mining solution. The mining solution dissolves the potash, regardless of its grade, to make a concentrate that is pumped to the surface from the mining caverns for processing. A KCl commodity price of US $314/tonne was used for 2025 to 2084 to assess prospects for economic extraction for the mineral resources but is not used for cut-off purposes. A US$/CAD$ exchange rate of 1.32 was used to assess prospects for economic extraction for the mineral resources but was not used for cut-off purposes.
(l)No cut-off grade or value based on commodity price is used to estimate mineral resources as the mining method used at Colonsay or Esterhazy is not grade selective. The potash mineralization is mined on one level by continuous miners following the well-defined and continuous beds of mineralization with relatively consistent grades. The following KCl commodity prices were used to assess prospects for economic extraction for the mineral resources but are not used for cut-off purposes: US $308/tonne for Esterhazy for 2025 to 2054 and US $316/tonne for 2025 to 2116 for Colonsay. A US$/CAD$ exchange rate of 1.32 was used to assess prospects for economic extraction for the mineral resources but was not used for cut-off purposes.
(m)A 4% K2O cut-off grade with less than 2% kieserite is used to estimate mineral resources. This is consistent with the definition of mineable potash established by the U.S. Geological Survey. A US $300/tonne price was used for 2025 to 2064 to assess economic viability for the mineral resources, but was not used for cut-off purposes.
(n)Cut-off grade of > 20% KCl, a minimum sylvinite thickness of 1.8 m, and a minimum sylvinite percentage per block of 50% was applied for mineral resources.

Table of Content
Table 2.7 shows the Mineral Reserve tonnage and grade for all properties as of December 31, 2024.

Table 2.7: Summary of Mineral Reserves as of December 31, 2024(a)

(in millions of tonnes)
Commodity/Geography/Mine Property Name	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	tonnes	Grade	tonnes	Grade	tonnes	Grade
Phosphate (Grade: P2O5)(b)
United States
Florida(c)	41.0	27.8	59.0	27.0	100.0	27.4
Peru
Miski Mayo(d)	90.5	15.8	54.1	15.0	144.6	15.5
Brazil
Cajati(e)	36.0	5.4	19.7	5.4	55.7	5.4
Catalão(f)	57.1	10.5	8.4	10.0	65.5	10.4
Tapira(g)	121.2	9.1	311.3	8.9	432.5	9.0
Total Phosphate	345.8	12.9	452.5	11.9	798.3	12.3

Potash (Grade: K2O)
Canada
Belle Plaine(h)	266.0	19.3	388.0	19.3	654.0	19.3
Esterhazy(i)	158.2	22.9	341.8	20.4	500.0	21.2
Colonsay(i)	104.0	25.3	163.0	27.2	267.0	26.5
United States
Carlsbad(j)	150.3	6.5	0.0	0.0	150.3	6.5
Brazil
Taquari(k)	0.0	0.0	22.5	27.0	22.5	27.0
Total Potash	678.5	18.2	915.3	21.3	1,593.8	20.0
______________________________
(a)A mineral reserve is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Reserves are measured as Run of Mine (“ROM”) unless otherwise noted.
(b)Brazil grades except for Cajati are P2O5ap, which represents the P2O5 associated with apatite and was calculated by the evaluation of the CaO / P2O5 ratio. Where CaO / P2O5 ratio was greater than or equal to 1.35, P2O5ap was equal to the total of P2O5; where the CaO / P2O5 ratio was less than 1.35, P2O5ap was equal to the CaO / 1.35 ratio.
(c)Mineral reserve tonnages and grade are reported as a beneficiation plant product (phosphate rock) tonnage and P2O5 grade. A LOM commodity price of US$143/tonne of phosphate rock was used to assess prospects for economic extraction but is not used for cut-off purposes. Cut-off based on productivity factors per site have been applied to estimate mineral reserves. Recoverable Finished Product tonnes vs. Matrix Volume Mined ranges from 9.4 to 9.9%. Recoverable Finished Product tonnes vs. Total Volume Mined is 2.2%.
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
(e)The reference point for cut-off grade and pit optimization analysis is tonnes of concentrate at a price of R$2,963.40/tonne concentrate (2023 price evaluation). Cut-off grade of > 3% P2O5 and < 11% SiO2 was applied to mineral reserves. Mineral reserves were proven to be economic based on an internal transfer price of R$1,067/tonne of phosphate rock (2023 LOM price evaluation) that was derived in the discounted cash flow and compared to the gross margin available.

Table of Content
(f)The reference point for cut-off grade and pit optimization analysis is tonnes of concentrate at a price of R$1,918.75/tonne concentrate (2023 LOM price evaluation). Cut-off grade of P2O5ap ≥ 5.0% and 0.8 ≤ RCP ≤ 1.6 and MgO < 12% was applied to mineral reserves. Mineral reserves were proven to be economic based on internal transfer price of R$596/tonne of phosphate rock (2024 LOM price evaluation)that was derived in the discounted cash flow and compared to the gross margin available.
(g)The reference point for cut-off grade and pit optimization analysis is tonnes of concentrate at a price of R$1,940/tonne concentrate (2023 price evaluation). Cut-off grade of P2O5ap ≥ 5.0% and 0.9 ≤ RCP ≤ 3.0 was applied to mineral reserves. Mineral reserves were proven to be economic based on internal transfer price of R$525/tonne of phosphate rock (2024 LOM price evaluation) that was derived in the discounted cash flow and compared to the gross margin available.
(h)No cut-off grade is used to estimate mineral reserves as the solution mining method used at the Belle Plaine Facility is not selective. At no point in the cavern development and mining process can a decision be made to mine or not mine the potash mineralization that is in contact with the mining solution. The mining solution dissolves the potash, regardless of its grade, to make a concentrate that is pumped to surface from the mining cavities for processing. Mine designs based on a solution mining method and design criteria are used to constrain mineral reserves within mineable shapes. The following KCl commodity prices were used to assess economic viability for the mineral reserves, but were not used for cut-off purposes: 2025-$211/tonne, 2026-$263/tonne, 2027-$281/tonne, 2028-$256/tonne, 2029-$261/tonne and for the LOM $319/tonne. A US$/CAD$ exchange rate of 1.32 was used to assess economic viability for the mineral reserves but was not used for cut-off purposes.
(i)The following KCl commodity prices were used to assess economic viability for the mineral reserves: US$308/tonne for Esterhazy, US$319/tonne for Belle Plaine, and US$316/tonne for Colonsay. A US$/CAD$ exchange rate of 1.32 was used to economic viability for the Esterhazy and Belle Plaine mineral reserves.
(j)A 4% K2O cut-off grade with less than 2% kieserite is used to estimate mineral reserves. This is consistent with the definition of mineable potash established by the U.S. Geological Survey. A US$232/tonne price was used to assess economic viability for the mineral resources but was not used for cut-off purposes.
(k)A tonnage reduction of 20% has been applied to the Probable mineral reserves to account for geological uncertainty. A KCl grade downgrade of -10% was applied to the Probable mineral reserves in order to adjust in-situ grades to ROM grades. A mean density of 2.10 g/cc was applied to all mineral reserve volumes to convert to tonnages. Cut-off grade of ≥ 20% KCl and a minimum sylvinite thickness of 1.8m was applied for mineral reserves. The discounted cash flow utilized K2O commodity prices (US$) of $299/tonne for 2025, $309/tonne for 2026, $279/tonne for 2027 and $269 for the remaining LOM. Mineral reserves were proven to be economic based on a positive discounted cash flow.
FLORIDA PHOSPHATE
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
The net book value for our Florida phosphate mining facilities and exploration properties is $1.9 billion as of December 31, 2024.
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
South Pasture Property
The property is situated along a ten mile stretch of State Road 64 and a seven mile stretch along Country Road 663. All parcels are bisected by County Road 663, State Road 62, State Road 64 and several local roads. The mining and beneficiation activities at this location have been idled. Located at 27.585787 N, 81.942888 W.

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
Table 2.9: Property Status and Acreages

	Status (Acres)
	Florida Phosphate Property Status and Acreages
	Fee Simple	Mining Agreement		Mineral Rights (b)	Lease	Total
South Fort Meade Facility	15,978	25,528	(a)	92	711	42,309
Four Corners Facility	55,659	—		—	—	55,659
Wingate Facility	8,761	—		—	—	8,761
DeSoto Property	24,113	8		18,943	—	43,064
Pioneer Property	26,017	—		—	—	26,017
South Pasture Property	39,043	—		—	—	39,043
Total	169,571	25,536		19,035	711	214,853
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

Existing Infrastructure
The three mining facilities are in rural central Florida located southeast of Tampa in Hardee, Hillsborough, Manatee and Polk counties. The sites are located in agricultural zones with associated population centers and easy access to multiple transportation hubs in central Florida. The three exploration properties are located south of the mining facilities. Each will utilize the same water, electrical, railway and road networks as the active mines.
The mining facilities at South Fort Meade, Four Corners, Wingate and South Pasture commenced operations between 1981 and 1995, as noted below under “History and Exploration”. The phosphate mines have the infrastructure to meet our current production plans and long-range production goals. The current infrastructure includes major roads and highway access, railway support from CSX Transportation and electricity supplied by Duke Energy, TECO, PRECO, Florida Power and Mosaic cogeneration in associated distribution areas. Water supply is from Mosaic-owned deep wells and recycle sources. Current clay and tailings management areas footprints are expected to meet present demands, with additional capacity planned to meet the maximum volume and deposition rates from the 2024 LOM plan. An integrated operations center remotely controls certain functions at our Florida phosphate mines.
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
We expect the sites to continue to operate effectively during the LOM while continuing to maintain the built infrastructure and renewing the long-term agreements in place for the site’s water, electricity and logistics needs.
We focus on reliability-centered maintenance with the goal of extending the life of the majority of assets to align with the LOM plan. We expect that some infrastructure will need to be replaced as it reaches end of life and has been factored into the relevant capital cost requirements.
Phosphate mining in central Florida is a mature industry. A network of suppliers, machine shops, fabricators and specialty contractors exist to support mining, and post-mining, land reclamation activities. Many large component vendors have branch offices in either Lakeland or Tampa, Florida. Engineering, design and technical services are readily available in Bartow, Lakeland and Tampa, Florida.

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
Matrix at each mine is slurried for transport to the beneficiation plant. After receiving matrix, washers separate minerals into four separate material groups. These are debris, pebbles, clay and under-sized flotation feed. The pebble is one of the final products and the under-sized flotation feed material contains recoverable phosphate rock. The washers separate >1.0 mm phosphate product and the <1.0 mm slurry of liberated clay, sand and phosphate particles. The clay is removed with hydrocyclones and pumped to clay settling areas while the >0.1 mm sand and phosphate move on to the sizing section.
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
The two-step flotation process, rougher flotation and cleaning flotation, is next utilized to separate phosphate from the sand. In the rougher flotation process, the phosphate mineral is recovered using flotation machines by adding fatty acid, oil, soda ash and sodium silicate. To increase the recovered rougher phosphate grade, a second cleaning flotation process is used to remove the residual sand using amine.
History and Exploration
Table 2.10 lists the important historical dates and events relevant to the mining facilities and exploration properties:

Table of Content
Table 2.10: History

Date	Event/Activity
1881	Pebble phosphate discovered along the Peace River south of Fort Meade by Captain J. Francis LeBaron, chief engineer of a detachment of the Engineering Corps, United States Army.
1888	Phosphate rock first commercially mined along the Peace River.
1977	Farmland Industries purchased the Pioneer (eastern portion a.k.a. Hickory Creek) property.
1981	Beker Phosphate Company opened Wingate.
1983	Four Corners construction was completed. The operation was an equal partnership between IMC and W.R. Grace Corporation.
1985	Wingate was closed after Beker Phosphate Company filed for bankruptcy.
1985	Four Corners started production.
1986	IMC purchased Brewster Phosphates and closed the Lonesome Mine which would later be consolidated into Four Corners.
1986	Four Corners is idled due to market conditions.
1986	The DeSoto (also known as Pine Level) property is sold by AMAX Chemical Company to Consolidated Minerals, Incorporated.
1988	IMC gained 100% control of Four Corners.
1989	IMC restarted Four Corners.
1990	Wingate is acquired by Nu-Gulf.
1992	Wingate is reopened after a joint venture by Nu-Gulf and Royster Industries but closed later that year.
1993	IMC-Agrico is created by a joint venture between IMC and Agrico Chemical Company (a subsidiary of Freeport McMoRan).
1995	CF Industries opened and started production at South Pasture.
1995	Mobil Chemical Corporation opened and started production at South Fort Meade.
1996	Cargill Fertilizer (later Cargill Crop Nutrition) acquired South Fort Meade.
1996	DeSoto (a.k.a. Pine Level) and Ona (includes western portion of the Pioneer property) properties are sold by CMI to IMC-Agrico.
1997	IMC acquired Freeport McMoRan’s share of IMC-Agrico.
1998	Wingate is reopened.
1999	Wingate is closed.
2002	Cargill Crop Nutrition acquired the Pioneer property (eastern portion a.k.a. Hickory Creek) from Farmland-Hydro.
2004	Cargill Crop Nutrition acquired and reopened the Wingate Facility.
2004	Mosaic created out of a combination between IMC and Cargill Crop Nutrition.
2005	Wingate is shutdown.
2006	The Fort Green site is closed permanently, and the property is consolidated into Four Corners and Wingate.
2008	Wingate is reopened.
2014	Mosaic acquired CF Industries’ phosphate business in Florida, which included the South Pasture property.
2018	South Pasture Facility is idled.
2018	Ona (western portion) property is consolidated into Four Corners.
2020	South Fort Meade acquired the Eastern Reserves Phase I.
2022	South Fort Meade acquired the Eastern Reserves Phase II.

Table of Content
Geology and Mineralization
The phosphate deposits of Florida are sedimentary in origin and part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. Sedimentary phosphate deposits consist of rock in which the phosphate mineral(s) occur in grains, pellets, nodules and as phosphate replacement of calcium in the remains of animal skeletal material and excrement.
Florida has phosphate rock distributed along the entire peninsula with varying lateral extents and abundance. There are five phosphate districts recognized in Florida identified as Northern, Northeast, Hardrock, Southeast and Central. The phosphate of Florida occur in sedimentary rocks and are of secondary origin, having been redeposited either by mechanical or chemical action. During deposition, most of the carbonate platform was drowned, and deposition was widespread. The intensity of reworking by marine processes allows some deposits to remain relatively near their origins and contribute to massive deposits while others were transported and winnowed into deposits of nodules, grains and pellets.
All our phosphate deposits are located in the central Florida Phosphate District. The general description of the phosphatic deposits in central Florida consist of two geological facies. The phosphate bearing units are within the Bone Valley Member of the Peace River Formation and the Undifferentiated Member of the Peace River Formation within the South Florida Extension region of the Central District. The deposit characteristics transition from northeast to the southwest. The major phosphate bearing units in the northeast consist of a productive Bone Valley Member with limited production in the Undifferentiated Member. The phosphate bearing units in the southwest exhibit limited production in the Bone Valley Member and a productive Undifferentiated Member of the Peace River Formation.
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
Mineral Resource and Mineral Reserve Assumptions and Modifying Factors
The key mineral resource and mineral reserve assumptions and modifying factors are listed in Table 2.11.

Table of Content
Table 2.11: Key Assumptions and Modifying Factors:

Parameter	Value	TRS Section
Supporting Information	Regional geologic studies, 56,713 drill holes and greater than 40 years of mining history.	Section 7
Average total thickness of the phosphate mineralization	13 to 50 feet (4 to 15 m)	Section 6
Minimum Concentrate %P2O5	27.5%	Section 11
Minimum Pebble %P2O5	18.3 to 22.9%	Section 11
Maximum pebble magnesium oxide (“MgO”) cut-off volume	2.5%	Section 11
Maximum Clay Content	40 to 50%	Section 11
Maximum Dragline Mining depth	85 feet (26 m)	Section 11
Maximum dredge mining depth	109 feet (33 m)	Section 11
Production Days per Year	365 days	Section 11
Mining Method	Dredge and dragline mining	Section 13
Production Rate	Approximately 9 to 13 million tonnes per year (2023-2033).	Section 13
Mineral Resource Cut-offs
The cut-offs used to estimate mineral resources by site include, the minimum beneficiation plant concentrate BPL (%P2O5), minimum pebble BPL (%P2O5), maximum pebble magnesium oxide concentration and a maximum clay content cut-off for a logged matrix layer and the composite matrix volume.
Section 11
Mineral Reserve Cut-off	Cut-off based on productivity factors per site have been applied to estimate mineral reserves.	Section 12
Mining Dilution	11.5 to 24.1% minimum pebble volume dilution and 10.3 to 12.9% minimum concentrate volume dilution.	Section 11
Mineral Resource Impurity Recovery	100%	Section 11
Mineral Reserve Pebble Impurity Recovery	91 to 99% Fe2O3, 106 to 125% aluminum oxide (“Al2O3”), 97 to 100% CaO, 110 to 137% MgO	Section 12
Mineral Reserve Concentrate Impurity Recovery	85 to 99% Fe2O3, 84 to 103% Al2O3, 94 to 100% CaO, 87 to 100% MgO	Section 12
Processing Method	Beneficiation plants at the facilities consisting of washer, sizing and flotation processes.	Section 14
Mineral Resource Beneficiation Plant Recovery	100%	Section 11
Mineral Reserves Beneficiation Plant Recovery	Pebble: 83 to 100%, Concentrate: 68.1 to 74.8%	Section 12
Deleterious Elements and Impact	Major elements include MgO, pyrite (FeS2) and Al2O3 affecting flotation and filtering processes.	Section 10, 11,12
Environmental Requirements, Permits etc.	No significant environmental permitting encumbrances.	Section 17
Geotechnical Factors (if any)	No concerns.	Section 13
Hydrological or hydrogeological factors (if any)	Water inflow onto mining areas can impact recovery and dilution.	Section 13
Commodity Price	$103/tonne of phosphate rock for 2022 mineral resources and $143/tonne for mineral reserves.	Section 16

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
The methodology for estimating mineral resources consists of interpreting the available geological data to create composites of lithological units that meet the specified criteria. These composites are then mapped to determine the mineral resource boundary. The boundary is then trimmed to account for permit and mine boundary limitations. The composite data is also used to create a geologic model composed of volume, density, grade and impurity grids created using inverse distance weighted as the interpolation method. Elevation grids are created using triangulation based on LiDAR (Light Detection and Ranging) or survey data assigned to each drill hole. A utility macro is used to adjust elevations to account for holes with no matrix that meets the mine requirements. The data from each grid is then volumetrically combined using product volumes for the specific mineral resource shape and mineral resource classification creating a block of uniform constituents. Estimation of mineralization tonnage, grade and impurities is done by applying the volume weight percent of pebble, feed and clay for the given mineral resource shape.
Additional details regarding the estimation methodology are listed in Section 11 of the 2022 Florida Phosphate Mining TRS filed as an Exhibit to this Form 10-K.
Table 2.12 lists the total mineral resource estimates. Mineral resources are reported exclusive of the mineral reserves.

Table 2.12: Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Based on a LOM Plan Phosphate Rock Price of $143 per tonne(a)(b)(c)(d)(f)

(tonnes in millions)
Category	Tonnes(e)	Grade %P2O5(e)	Cut-off Grade	Metallurgical Recovery %
Measured	102.0	29.9	n/a	100%
Indicated	415.0	30.1	n/a	100%
Measured + Indicated	517.0	30.0	n/a	100%
Inferred	83.0	30.0	n/a	100%
______________________________
(a)Mineral resources are not mineral reserves and do not meet the threshold for mineral reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves. Mineral resources are reported exclusive of mineral reserves.
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
(f)A LOM commodity price of $143 per tonne of phosphate rock was used to assess prospects for economic extraction but is not used for cut-off purposes.

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

Table 2.13: Mineral Reserves at the End of the Fiscal Year Ended December 31, 2024 Based on a LOM Plan Phosphate Rock Price of $143 per tonne(a)(b)(c)(d)(e)

(tonnes in millions)
Category	Tonnes	Grade %P2O5	Metallurgical Recovery %
Proven	41	27.8	Pebble: 83 to 100%, Concentrate: 68.1 to 74.8%
Probable	59	27.0	Pebble: 83 to 100%, Concentrate: 68.1 to 74.8%
Proven + Probable	100	27.4	Pebble: 83 to 100%, Concentrate: 68.1 to 74.8%
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
(e)A commodity price of $143 per tonne of phosphate rock was used to assess the economic viability of the mineral reserves in the LOM (2024 price estimate).
Mineral Resources and Mineral Reserves Comparison
The mineral resource estimated tonnage and grades did not change from 2023 to 2024.
As of December 31, 2024, we had mineral reserves of 100 million tonnes compared to 112 million in the prior year, resulting in a decrease of 13% for proven reserves and a decrease of 9% for probable reserves. Changes in mineral reserve tonnage from the prior year are the result of mining depletion and re-evaluations.

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
We lease 53,131 acres of mineral rights from the Crown under Subsurface Mineral Lease KL 106-R. Table 2.14 lists additional information regarding the lease. Table 2.15 outlines the lease acreage designated by township and section. The lease term is for a period of 21 years from July 2012, with renewals at the Company’s option for additional 21-year periods.
In addition, we own 19,284 acres of mineral rights within the Belle Plaine area as shown in Table 2.16 below. All mineral titles owned or leased by us include “subsurface minerals,” which under The Subsurface Mineral Tenure Regulations, 2015 (Saskatchewan) means “all-natural mineral salts of boron, calcium, lithium, magnesium, potassium, sodium, bromine, chlorine, fluorine, iodine, nitrogen, phosphorus and sulfur, and their compounds, occurring more than 197.0 feet (60.0 m) below the surface of the land”. Other commodities (e.g., petroleum and natural gas, coal, etc.) may be included within mineral rights we lease or own but are not specifically sought after when acquired.
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
The net book value for Belle Plaine is $0.9 billion as of December 31, 2024.

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

Table 2.16: Sections and Acreages of Mosaic Owned Mineral Rights

Township/Range	Sections of Mineral Rights Owned by Mosaic*	Area of Mineral Rights Owned by Mosaic (acres)	Area of Full Quarter Sections Owned by Mosaic (acres)
17/23	11-2/16	6,962	5,910
18/23	7-1/16	4,275	3,817
17/24	7-11/16	4,762	3,526
18/24	5-6/16	3,285	2,871
Total	31-4/16	19,284	16,124
*Full sections range from 640 acres to 644 acres; total acreage shown above is based on 640 acres per section where actual survey acreage is not available.

Table 2.17: Partial Mineral Rights Area

Township/Range	Sections of Crown Mineral Rights Leased by Mosaic, Currently Not Mineable*	Crown Mineral Rights Leased by Mosaic, Currently Not Mineable (acres)
18/22	1-2/100	652
19/22	1-7/100	682
18/23	38/100	241
18/24	97/100	307
Total	3-83/100	1,882
*Full sections range from 640 acres to 644 acres; total acreage shown above is based on 640 acres per section where actual survey acreage is not available.

Existing Infrastructure
The Belle Plaine Facility consists of a mining area and a processing plant. Based on the current mine life, the mineral reserves support mining for 61 years. The processing plant consists of a refinery and cooling pond. The Belle Plaine Facility has the infrastructure in place to meet the current production goals and LOM plan. The current infrastructure includes major road and highway access, railway support from Canadian National Railway (“CNR”) and Canadian Pacific Railway (“CPR”),

Table of Content
SaskPower-supplied electricity, Trans Gas-supplied natural gas and potable and non-potable water supplied from a local fresh water source. The current Tailings Management Area (“TMA”) footprint is designed to support the volume and deposition rates indicated in the 2024 LOM plan.
The main source of water (non-potable) required for production is provided by SaskWater from Buffalo Pound Lake, an 18 mile (29 km) long, 0.6 mile (1 km) wide lake with an average depth of 10 ft. (3 m), located northwest of the mine (Figure 15-1). Buffalo Pound Lake also supplies potable water for the cities of Regina, Moose Jaw and surrounding regions. Water levels are controlled by the SaskWater Security Agency and managed through the Lake Diefenbaker Dam. SaskWater operates a dedicated pumping station located on the south shore of Buffalo Pound Lake near the eastern edge of the lake with capacity of approximately 13,000 U.S. gallons per minute. There are three on duty pumps and a fourth on standby to ensure steady supply. Belle Plaine typically runs two pumps to meet the current water needs with the other pumps providing peaking capacity for future mining. Potable water is supplied for the site from the Buffalo Pound Water Treatment facility that is operated by SaskWater. Belle Plaine also has a tie-in to the potable water line that feeds the City of Regina.
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
The Belle Plaine Facility is located between the cities of Moose Jaw and Regina, Saskatchewan. Moose Jaw has a population of approximately 34,000 people and is located 17 miles (28 km) west of the Belle Plaine Facility.
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

Table of Content
Mining Method
The Belle Plaine Facility accesses the potash mineral reserves remotely by solution mining the ore. Paired wells are directionally drilled, cased and cemented to the base of the potash beds and are then connected underground using proprietary potash mining techniques. Solution mining can target extraction of the potash (“KCl”) beds. Current mining practices allow for all three potash beds in the Prairie Evaporite formation to be recovered. Water, or a weaker brine, is injected into the cavern to return a salt saturated and potash rich brine. This fluid is pumped through pipelines from the mining area and sent to the refinery complex as raw feed for further processing. The total life cycle of each cavern is approximately 25 years. Once the potash recovery is exhausted, each cavern is plugged and decommissioned in accordance with local government regulations.
The current production capacity of the Belle Plaine Facility is 3.2 million finished KCl tons/year (2.9 million finished tonnes/year).
Capability is scheduled to ramp up to support a finished tonnage projection of 3.3 million tons (3.0 million tonnes) per year and will do so until drilling is completed in the year 2066 at which point there will be a ramp down in production until 2084.
The 2024 Belle Plaine LOM plan based on mineral reserves has a total mine life of 60 years, ending in 2084.
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

Table of Content
History and Exploration
The Belle Plaine Facility started production in 1964, after a period of significant research into solution mining, potash recovery and processing plant construction. Table 2.18 summarizes the important historical dates and events for the Belle Plaine Facility.
Table 2.18: History

Date	Event/Activity
1928	Discovery of evaporites in the sedimentary sequence in Saskatchewan.
1956 to 1966	Pittsburgh Plate Glass completed significant research and development over a decade and published several research papers concerning solution mining and potash recovery.
1960	A pilot solution mining project located at the current site was constructed, convincing Pittsburgh Plate Glass to develop the first commercial potash solution mining operation in the world based on the pilot plant results. The first exploration well drilled at the Belle Plaine property was Standard Chemical Stony Beach #1 in August 1960. Fourteen additional exploration wells were drilled from August 1960 to June 1968.
1963	Kalium Chemicals, Ltd, a joint subsidiary of Pittsburgh Plate Glass and Armour and Co. started construction of the original processing plant for a capacity of 0.544 million tonnes annually. The main plant construction consisted of the North and South evaporators (all 8), crystallizers #1 to #4, #1 and #2 compactor systems, #1 to #5 beehive warehouses, loadout building and the office and maintenance buildings.
1964	Mine and processing plant construction completed and production commences. The first rail car of potash was produced and shipped in August.
1968	Capacity expansion to 0.9 million tonnes per year. Main assets added included three more crystallizers (#5, #6 and #7), a third cooling tower, a sixth beehive warehouse and a barn style warehouse #7, a fluid bed dryer and filter table and a third boiler.
1980 to 1984	Two capacity expansions, first to 1.1 million tonnes and the second to 1.5 million tonnes per year. The major assets added included bucket elevators for each product, the fine fluid bed dryer, #4 compactor, reheat system barometric, additional galleries and conveyors to the warehouse (1A), cooling ponds, scrubbers and the Cold Leach Area.
1989	Belle Plaine Facility sold to Sullivan & Proops (Vigoro).
1990s	Capacity expansion to 2.0 million tonnes per year. Assets added included the K-Life System, #4 Turbo Generator, dual conveyors, conversion of the compaction system and additional compactors installed.
1995	IMC purchased Belle Plaine.
1998	The first 2D seismic survey at the Belle Plaine mine site was completed. A total of 160 line km was completed covering an area of approximately 5.4 sq. miles (14 sq. km).
2000	The first 3D seismic survey at the Belle Plaine Facility was completed, providing critical geological information about the geology of the potash members. This has become a critical tool used to provide confidence in the interpretation of the potash mineralization.
2001	The 2001 Belle Plaine Facility 3D seismic survey was completed. The survey covered approximately 5 sq. miles (13 sq. km) and was adjacent to and merged with the 2000 survey. This survey program utilized 35 miles (56 km) of source lines and 45 miles (72 km) of receiver lines.
2004	The Mosaic Company formed from a combination of IMC Global and Cargill’s Crop Nutrition business.
2005	The 2005 Belle Plaine Facility 3D seismic survey was completed. The survey covered approximately 4 sq. miles (11 sq. km) and was adjacent to and merged with previous 3D surveys. This survey program utilized 29 miles (47 km) of source lines and 34 miles (55 km) of receiver lines.
2008	The 2008 3D seismic survey covered approximately 28 sq. miles (72 sq. km) and was adjacent to and merged with previous 3D surveys. This survey program utilized 239 miles (385 km) of source lines and 235 miles (378 km) of receiver lines.

Table of Content

2008 to 2012	Capacity was expanded to 2.86 million tonnes per year. Assets added the injection wells 3 and 4, reclaim brine system, #4 boiler, process water building, cold leach motor control center room, #5 compaction system, #8 warehouse building, #2 reclaim, reclaim losses system, pond return slurry tank and centrifuge upgrades, rotary dryer #3, #2 loadout system, 37 miles (60 km) of new mine field pipelines, a drilling rig, new substation and replacement of the #4 crystallizer.
2010	The Pense 3D seismic survey was completed that covered approximately 15 sq. miles (40 sq. km) and was adjacent to and merged with the previous 3D surveys. This survey program consisted of 136 miles (219 km) of source lines and 129 miles (208 km) of receiver lines.
2014	Plant upgrades included the adding and commissioning of Compaction #6.
2016/2017	The site’s ability to produce at a sustained 3.0 million tonnes per year in future years was validated through a “proving run” completed in 2016 when the Belle Plaine Facility achieved a proven peak capacity of 3.9 million tonnes per year.
2019	Plant upgrades were completed, consisting of adding the east thickener and advanced dewatering techniques.
2020	Two production wells were cored in 2020 to support the grade interpretation and calibration of the gamma geophysical logging system. The recent calibration check has been evaluated by a third party potash consultant to ensure applicability of the method regarding sample quality grade estimation.

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
The Esterhazy, Belle Plaine and Patience Lake members underly the Belle Plaine property. Also present are the White Bear Formation marker beds which occur between the Belle Plaine and Esterhazy members but are of insufficient thickness to be minable.
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

Table of Content
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
Additional details regarding the estimation methodology is listed in Section 11 of the 2024 Belle Plaine Facility TRS.
The mineral resource estimates for the Belle Plaine Facility are listed in Table 2.20.

Table of Content
Table 2.20: Mineral Resources as of December 31, 2024 Based on LOM Plan KCI Price of $314 per tonne(a)(b)(c)(d)(e)(g)(h)

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
(g)Tonnages are in U.S. Customary and metric units and are rounded to the nearest million tonnes.
(h)Rounding as required by reporting guidelines may result in apparent summation differences.
(i)2024 LOM price evaluation.
Mineral Reserve Estimates
The Belle Plaine Facility mineral reserves are reported as in-situ mineralization accounting for all applicable modifying factors. Mineral reserves meet all the mining criteria required at the Belle Plaine Facility including, but not limited to mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors.
The methodology for estimating mineral reserves consists of solution mining design work and scheduling and the application of mining recovery and unplanned dilution. Additional details regarding the estimation methodology are listed in Section 12 of the 2024 Belle Plaine Facility TRS.
The mineral reserve estimates for the Belle Plaine Facility are listed in Table 2.21.
Table 2.21: Mineral Reserves at the End of the Fiscal Year Ended December 31, 2024 Based on a LOM Plan KCl Price of $314 per tonne(a)(b)(c)(d)(e)(f)

(tonnes in millions)
Category	KCl Tonnes	Grade %KCl	Grade %K2O	Metallurgical Recovery %
Proven	266	30.6	19.3	79 to 90%
Probable	388	30.6	19.3	79 to 90%
Proven + Probable	654	30.6	19.3	79 to 90%
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
(e)Tonnages are in U.S. Customary and metric units and are rounded to the nearest million tonnes. The grades are rounded to one decimal place.

Table of Content
(f)The following KCl commodity prices were used to assess economic viability for the mineral reserves, but were not used for cut-off purposes: 2025-$211/tonne, 2026-$263/tonne, 2027-$281/tonne, 2028-$256/tonne, 2029-$261/tonne and for the LOM $314/tonne.

Mineral Resources and Mineral Reserves Comparison
There were no changes in the mineral resource estimates from 2023 to 2024.
As of December 31, 2024, our estimated mineral reserves were 654 million tonnes compared to 652 million as of the prior year-end, resulting in a change of <1% related to our proven reserves. The year-over-year change is due to mining depletion. Our probably reserves did not change.
ESTERHAZY

The Esterhazy Facility is approximately 10 miles (16 km) to the east of the town of Esterhazy in Saskatchewan, Canada, 56 miles (90 km) southeast of the city of Yorkton and 137 miles (220 km) east of the city of Regina (Figure 2.5). The K1 mill site is located nine miles (14 km) northeast of Esterhazy. The K2 mill site is located 12 miles (19 km) east of Esterhazy. The K3 mine site is located four miles east (six km) of Esterhazy and the K4 mineral resources are located 18 miles northeast of Esterhazy. The geographic coordinates for K1 are latitude 50.726463 N and longitude -101.933506 W, the K2 coordinates are latitude 50.6574 N and longitude -101.8422 W and the K3 coordinates are latitude 50.64623 N and longitude -101.99346 W.
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
The net book value for Esterhazy is $3.2 billion as of December 31, 2024.

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

Existing Infrastructure
The Esterhazy Facility consists of an underground mine and two processing plants that started production in 1962. The mine has an additional expected life, based on mineral reserves of 30 years, to 2054. The Esterhazy Facility has the infrastructure in place to meet the current production goals and LOM plan. The current infrastructure includes: major road and highway access; railway support from CNR and CPR; SaskPower supplied electricity; TransGas and SaskEnergy supplied natural gas; and potable and non-potable water supplied from local fresh water sources. The long-term TMA development plan is being revised to support production at the levels indicated in the LOM plan.
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
Regina International Airport is 140 miles (225 km) by highway west of the Esterhazy mine sites, while Yorkton municipal airport is 55 miles (90 km) to the northwest. The Town of Esterhazy maintains a paved 3,000 feet (914 m) long airstrip, located eight miles (13 km) southwest of the K1 mill.

Table of Content
The Esterhazy Facility’s workforce lives throughout the area, generally within 62 miles (100 km) of the mine sites. This includes the Russell and Binscarth areas of western Manitoba. Education and healthcare facilities are in Esterhazy, Russell, Melville and Yorkton.
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
Mining Method
At Esterhazy, potash is extracted by underground mining using the room-and-pillar method. The average planned extraction quality of the potash ore is 28.4%. Pillars are left in place between mining rooms to support the overlying rock to prevent a failure of the upper rock formations preventing an inflow of brine from any overlying water bearing zones.
The 2024 LOM plan for the Esterhazy Facility includes the K3 mineral reserves and the K4 mineral resources. It is based on an average production rate of 17.5 million tonnes per year based on 365 production days per year.
The K3 mineral reserves production was at full production in 2024 and is expected to ramp down starting in 2051, with mining anticipated to be completed in 2054.
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

Table of Content
Table 2.26: History

Date	Event/Activity
1928	Discovery of evaporites in the sedimentary sequence in Saskatchewan.
1955	International Minerals and Chemicals (IMC, Canada) Ltd. acquired >500,000 acre lease in Esterhazy area and started drilling.
1957 to 1962	IMC Corporation begins shaft sinking at K1. The first official K1 mine production started September at a capacity of 0.9 million tonnes per year.
1965	K2 TMA Phase I expansion.
1966	The K1 mine capacity was expanded to 1.5 million tonnes per year.
1967	The K2 shaft sinking was completed to a capacity of 2.4 million tonnes per year. The first potash production from K2 was in April/May.
1968	The K2 TMA Phase II expansion was completed.
1974	K2 mill expansion, heavy media circuit.
1981	The K2 TMA Phase III expansion was completed.
1985	Inflow 10B was detected December 29, 1985 in the D400 entry at a point 3.5 miles (5.6 km) southwest of the K2 shaft. Initial inflow was estimated to be 1,000 gpm. Information obtained using seismic surveys allowed for targeted drilling and placement of calcium chloride and various grouts to reduce the inflow to manageable levels. The pumping capacity was increased through a series of stages to bring online a total of 22 pumps, to a maximum capacity of 4,000 gpm. As a result of these efforts, K1 and K2 sites continued normal mining operations.
1987	Mineral Resource Location Study – Vibroseis Study was completed.
1989	12 exploration drill holes to delineate the K1 and K2 mining area were completed.
1991 to 1998	Seismic surveys in the Gerald, Gerald West and Cutarm areas.
1997	IMC Kalium merged with IMC Global and Freeport-McMoRan.
1999	Company renamed to IMC Potash.
2000-03	Seismic surveys: 2D and 3D (K1 and K2).
2004	Mosaic formed from Combination of IMC Global and Cargill Crop Nutrition.
2005	3D seismic surveys completed at K1 (7.5 sq. miles, 19.5 sq. km) and K2 (4.0 sq. miles, 10.3 sq. km).
2006-09	Various seismic surveys completed. Hoist expansion at K2. Processing plant capacity increased to 4.8 million tonnes per year. K2 TMA expansion completed. Exploration drilling of ten holes including two shaft pilot holes completed as part of the K3 expansion project.
2010	Completion of the crushing expansion at K1.
2011	3D seismic surveys at K1 North (19.7 sq. miles, 51.4 sq. km) and Perrin Lake (14.4 sq. miles, 37.3 sq. km).
2012	K3 south shaft pre-sink was completed. Esterhazy exits Tolling Agreement with PCS. A number of 3D seismic surveys were completed including Saskman, K1 NW, K1 SWD Field. Seven brine injection wells were drilled at Farfield.
2013	K3 south shaft sunk to the potash level. 3D seismic survey at Panel 11Q (9.2 sq. km) completed. Completion of mill expansion at K2 for an additional 0.7 million tonnes per year.
2014	3D seismic survey at Panel 11Q 3C (3.6 sq. miles, 9.3 sq. km) completed.
2015	3D seismic surveys at Gerald (4.7 sq. miles, 12.1 sq. km) and K3 (89.7 sq. miles, 232.4 sq. km) completed.
2016	Nine exploration drill holes completed.
2017	The K3 north shaft sinking was completed and the first K3 ore from the South shaft was skipped to surface and trucked to the K1 mill.

Table of Content

2018	The K3 to K2 overland conveyor construction was completed. The K3 North shaft steel and Keope hoist rope up were completed. The K3 North shaft first ore skipped in December 18 and trucked to the K2 mill.

The first K2 ore was conveyed on the overland conveyor to the K2 mill in December.
2019	Commissioned the K3 Koepe production and Blair service hoists. Four drum miners cutting K3 shaft pillar development started. Two four rotor miner assembly completed. The K3 South shaft sinking was completed in November.
2020	Completion of the K3 south shaft bottom steel, added a third four-rotor miner, installed the Mainline conveyor, added a fourth rotor miner cutting and completed the K3 south headframe concrete slip. K3 shaft pillar development was completed in December. The K3 fifth four-rotor miner started cutting in October. The first ore from K3 conveyed to K1.
2021	The sixth K3 four-rotor miner started cutting in January and the seventh four rotor-miner started cutting in May. The K1 and K2 mines were closed eight months ahead of schedule in response to brine inflow conditions.
2022	K1 and K2 shaft decommissioning completed.
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
The Prairie Evaporite Formation, host to the potash mineralization, is divided into a basal “lower salt” and an overlying unnamed unit containing three potash-bearing units and one unit containing thin marker beds. In ascending order, the potash horizons in the upper unit are the Esterhazy Member, White Bear Marker Beds, Belle Plaine Member and Patience Lake Member. Mineralogically, these members consist of sylvite and halite, with minor amounts of carnallite (KCl, MgCl2, 6H2O).
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

Table 2.27: Key Assumptions and Modifying Factors

Parameter	Value	TRS Section
Supporting Information	Regional geologic studies, 59 exploration holes, seismic surveys, in-mine channel samples and 50 years of mining history at K1 and K2.	Section 7
Average total thickness of the potash mineralization	8.55 feet (2.6 m)., based on the ratio of 8.5 feet (2.6 m). production panel mining height and 9.0 feet (2.7 m) development mining heights.	Section 11
Density	129.878 lbs./cu ft. (2,080.446 kg/cu m)	Section 11
In-mine channel samples grade	25.9% K2O	Section 11
Operating Days per Year	365 days	Section 13
Mining Method	Underground room and pillar mining.	Section 13
Production Rate	17.527 million tonnes per year.	Section 13
Cut-off	No cut-off grade or value based on commodity price is used to estimate mineral resources. This is because the mining method used at Esterhazy is not grade selective. Potash mineralization is mined on one level by continuous miners following the well-defined and continuous beds of mineralization with relatively consistent grades.	Section 11
Mining Recovery	28.4%	Section 12, 13
External Dilution	0%	Section 12, 13
Processing Method	Two mill facilities that crush, float, screen and compact KCl.	Section 14
Processing Recovery	85 to 88% (86.1% average)	Section 14
Deleterious Elements and Impact	Increased amounts of NaCl can significantly impact production volumes.	Section 10
Environmental Requirements, Permits, etc.	No significant environmental permitting encumbrances.	Section 17
Geotechnical Factors (if any)	No concerns/issues.	Section 13
Hydrological or Hydrogeological Factors (if any)	Undersaturated brines from adjacent aquifers.	Section 13
Commodity Prices	$219/tonne for the economic evaluation of the 2021 mineral resources and $308/tonne for the mineral reserves.	Section 16
Exchange Rate (US$/CAD$)	1.31 for the 2021 mineral resources and 1.32 for the mineral reserves.	Section 16

Mineral Resource Estimates
The Esterhazy Facility’s mineral resources are reported as in-situ mineralization and are exclusive of mineral reserves. The mineral resources occur in the Esterhazy, White Bear and Belle Plaine members. The mineralization is assumed to be

Table of Content
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

Table 2.28: Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Based on a LOM Plan KCl Price of $219 per tonne(a)(b)(c)(d)(e)(g)(h)(i)(j)(k)

(tonnes in millions)
Category	Tonnes	Grade %K2O(f)	Metallurgical Recovery
Measured	255.0	23.3	86.1
Indicated	2,092.0	22.8	86.1
Measured + Indicated	2,347.0	22.9	86.1
___________________________
(a)The mineral resources are reported as in-situ mineralization.
(b)Mineral resources have an effective date of December 31, 2024. Mineral resources are reported exclusive of those mineral resources that have been converted to mineral reserves. Unlike mineral reserves, mineral resources do not have demonstrated economic viability, but they do demonstrate reasonable prospects for economic extraction.
(c)Mineral resources are not mineral reserves and do not meet the threshold for mineral reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves.
(d)Mineral resources assume an underground room and pillar mining method.
(e)Mineral resources amenable to underground mining methods are accessed via shaft and scheduled for extraction based on a conceptual room and pillar design using the same technical parameters as for mineral reserves.
(f)No cut-off grade or value based on commodity price is used to estimate mineral resources. This is because the mining method used at Esterhazy is not grade selective. The potash mineralization is mined on one level by continuous miners following the well-defined and continuous beds of mineralization with relatively consistent grades (Section 11.2).
(g)Tonnages are in U.S. Customary and metric units and are rounded to the nearest million tonnes.
(h)Rounding as required by reporting guidelines may result in apparent summation differences.
(i)%K2O refers to the total %K2O of the sample.
(j)The percent carnallite refers to the mineral associated with potash ore at Esterhazy (KCl.MgCl3.6H2O). It is considered an impurity.
(k)2024 LOM price evaluation.

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

Table 2.29: Mineral Reserves at the End of the Fiscal Year Ended December 31, 2024 Based on a LOM Plan KCl Price of $308 per tonne(a)(b)(d)(e)(f)(g)(h)

(tonnes in millions)
Category	Tonnes	Grade %K2O(c)	Metallurgical Recovery %
Proven	158.2	22.9	85.3
Probable	341.8	20.4	85.3
Proven + Probable	500.0	21.2	85.3
___________________________
(a)Mineral reserves have an effective date of December 31, 2024.
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
(g)A KCI commodity price of $308 was used to assess economic viability for the mineral reserve for the 2024 LOM plan.
(h)We used a US$/CAD$ exchange rate of 1.32 to assess economic viability for the mineral reserves but was not used for cut-off purposes.

Mineral Resources and Mineral Reserves Comparison
There were no changes in the mineral resource estimates from 2023 to 2024.

At December 31, 2024, we had mineral reserves of 500 million tonnes compared to 515 million tonnes in the prior year, resulting in a decrease of 2.9%. Proven reserves increased by 40% while probable reserves decreased 15%. The year over year changes are due to mining depletion, changes in mineral reserve category and increased sterilization of mineral reserves due to unmineable buffer areas.

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

Figure 2.6: Project Location Plan

302000
304000
306000
308000
310000
312000
314000
316000
318000
7806000
7804000
7802000
7800000
7798000
7796000
BA-3
BD-5
BD-2
BR
BL-1
Beneficiation Plant
146
830408/2011
833476/2012
827081/1972
830200/2009
812362/1968
810331/1968
810330/1968
803387/1974
821674/1969
816066/1970
831405/1997
Tapira
Esri, TomTom, Garmin, Foursqua
Legend
Highway (MG-146)
Igneous Complex Boundary
Tapira Phosphate Property
Tailings dam
Mining Search Permit
830200/2009
830408/2011
Mining Concession
803387/1974
810330/1968
810331/1968
812362/1968
816066/1970
821674/1969
827081/1972
831405/1997
833476/2012
PROJECT
MOSAIC 2024 S-K 1300 REPORTING
COMPLEXO DE MINERAÇÃO DE TAPIRA
TITLE
PROJECT LOCATION MAP
COORDINATE SYSTEM
Corrego Alegre UTM Zone 23S
SCALE:
0
0.5
1
Km
DATE: 2024 - 10 - 02
N
W
E
S
Mosaic

Infrastructure
Tapira is located in a highly developed region known as Alto Parnaíba. This region is known for its modern infrastructure with high standards of living compared with other regions in Brazil. The local infrastructure available to Tapira is situated within a well-established mining area, 22 miles (35 km) from the city of Araxá and within 16 miles (25 km) of two other mining operations.
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
Water intake comes from the Ribeirão do Inferno and artesian wells, as well as recovered water from the tailings dams. Additionally, there are four artesian wells at Tapira. The industrial reuse system used to recover water from the dams includes ten pumps (four operating and six on stand-by) and 36-inch (91 cm) pipes covering varying distances to the different dam areas. The distance from BR1 dam is approximately six miles (nine km) with a rated capacity of 4,400 cubic meters per hour (“m3/hr”). The distance from BL1 dam is approximately two miles (three km) with a rated capacity of 10,400 m3/hr. The distance from BR dam is approximately 2.5 miles (four km) with a rated capacity of 4,900 m3/hr.
There is currently no rail or airport access at Tapira. The closest rail and airport access is in the city of Araxá.
Infrastructure includes a phosphate beneficiation plant with associated support infrastructure, including tailings storage facilities, maintenance facilities, warehouses, and various administrative and other support facilities. The mine infrastructure includes overburden storage and other material storage facilities, surface water management features and maintenance, warehouses and other typical support infrastructure.
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
The Tapira Mining Consortium and all mining permits have transferred from Vale S.A to Mosaic Fertilizantes P&K Ltda.
Tapira has an overall surface rights area of 8,008 ha distributed in 18 different property registrations. The surface area within the ultimate pit is currently mostly controlled by Mosaic. There is a small area near a local village that is not within the current property rights. The relocation of the village and State Highway MG-146 will be necessary to fully realize the LOM tonnages. The area surrounding the village and State Highway MG-146 is currently included in the currently controlled mining permits, and is therefore not seen as a significant encumbrance to Tapira.
The capacity requirements are not currently in place for all tailings disposal for total LOM capacity requirements. However, Tapira has an ongoing permitting and development plan to support the mining operations that will continue through the LOM requirements.
Present Condition of the Property
The Tapira mine has been in operation since 1978 and is a production stage property.
All required fixed and permanent infrastructure of power, pipelines and primary roadways, and project access are established. Drainage, water controls and mine access roads and ramps are established for current operations and will be expanded and continued as the pit progresses through its planned life of operations.
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
The mining equipment at Tapira is leased and therefore not owned by us. The beneficiation plant has been in operation since Tapira started 45 years ago. The tailings dams, water dams and sedimentation ponds have been active at Tapira since mining started 45 years ago as well. Currently the BR1 dam is being raised to its final design height to accommodate the LOM plan.
The total book value for Tapira is R$1.9 billion (US$300 million with exchange rate of 1 U.S. dollar = 6.1923 Brazilian Real) as of December 31, 2024.
Exploration activities are ongoing for in-fill drilling for phosphate production to complete the current LOM. Additional areas of exploration and research include better understanding the non-weathered material and titanium ore for future mining prospects.

History of Previous Operations
Tapira has been in operation since 1978 and has produced more than 70 million tonnes (“Mt”) of phosphate concentrate. Since 1978, Titanium Dioxide (TiO2) bearing material, mainly in the form of anatase, has been stockpiled, with more than 130,000 tonnes awaiting the implementation of an economical beneficiation method.
The geological structure of the alkaline complex of Tapira was first recognized in 1953 through magnetometric and radiometric investigations carried out by the Brazil-Germany Project. There was an agreement between the two countries to carry out regional geophysical aero-survey programs, performed by the Geological Survey of Brazil in the 1950s, 1960s and 1970s.
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
Mineral Resources and Mineral Reserves
The regional and local geology, mineral resources and mineral reserves are detailed in the sub-sections below.
Regional and Local Geology
The Tapira phosphate deposit is part of a series of Late-Cretaceous, carbonatite-bearing alkaline ultramafic plutonic complexes belong to the Alto Paranaiba Igneous Province. The Tapira igneous rocks intrude the phyllites, schists and quartzites of the Late-Proterozoic Brasília mobile belt. The Tapira igneous complex is roughly elliptical, 35 square kilometers (“km2”) in area and consists predominantly of alkaline pyroxenite rocks with subordinate carbonatite, serpentinite (dunite), glimmerite, syenite and ultramafic potassic dikes.
The tropical weathering regime prevailing in the region and the inward drainage patterns developed from the weathering-resistant quartzite margins of the dome structures resulted in the development of an extremely thick soil cover in most of the complexes. The extreme weathering process was responsible for the residual concentration of apatite. The main geological types identified in the deposit are a combination of the igneous protoliths (bebedourites, phoscorites and carbonatites) and the products of the weathering process.
Mineral Resources
The mineral resources at Tapira were estimated based on the long-standing exploration drilling and sampling completed at Tapira since 1967. The drilling results were loaded into the geological database, verified and vetted for errors, and then used in the geological model to create the lithology and weathering surfaces. The geological model was used in creating the block model, where geological domains based on the lithology and weathering surfaces were utilized to interpret grade, density and mass recovery in a geologically appropriate manner. Exploratory Data Analysis and geostatistical analysis were completed on the raw and composite data sets to help define interpolation parameters and mineral resource classifications. The mineral resources were restricted based on an optimized pit limit that took into account cut-off grade, price, mining costs, infrastructure limitations and mineral licenses. The mineral resources are exclusive of mineral reserves and include approximately 76.0 Mt of measured and indicated mineral resources with a P2O5ap grade of 8.6%. There are an additional 180.5 Mt of inferred mineral resources with a P2O5ap grade of 9.2% (Table 2.30).

Table 2.30: Mineral Resources at the End of the Fiscal Year Ended 2024 Based on R$ 1,940/tonne of Phosphate Concentrate(a)(b)(c)(d)

(tonnes in millions)
Category	Tonnes	Grade (%P2O5ap)	Metallurgical Recovery (%P2O5ap)
Measured	21.1	8.6	48.2
Indicated	54.9	8.6	48.9
Measured + Indicated	76.0	8.6	48.7
Inferred	180.5	9.2	63.0
___________________________
(a)Additional details are described in the TRS filed as an Exhibit to our 2023 Form 10-K.
(b)Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not meet the threshold for mineral reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves.
(c)Grades are P2O5ap, which represents the P2O5 associated with apatite and was calculated by the evaluation of the CaO / P2O5 ratio. Where CaO / P2O5 ratio was greater than or equal to 1.35, P2O5ap was equal to the total of P2O5; where the CaO / P2O5 ratio was less than 1.35, P2O5ap was equal to the CaO / 1.35 ratio.
(d)Mineral resource tonnages and grade are stated in-situ. Cut-off grade of P2O5ap ≥ 5.0% and 0.9 ≤ Ratio of CaO to P2O5 (RCP) ≤ 3.0 was applied to mineral resources. Measured, indicated and inferred blocks were included in mineral resource estimates if they were inside mining concessions and exploration permits with a final report approved by ANM, but exclusive of physical structures such as the crusher and waste piles. A revenue factor of 1.0 with sales price of R$1,939.57 per tonne of phosphate concentrate (2023 price evaluation) was used to develop the mineral resource pit shell.
Mineral Reserves
A mineral reserve estimate has been prepared for Tapira. Mineral reserves are limited by the Tapira property boundary, and the ultimate pit designed for the LOM plan, which was limited with an economic optimized pit analysis.
The mineral reserve estimate includes mining modifying adjustments for mining ore recovery, mining dilution and ore concentration recovery factors. The mineral reserve estimate is limited to a cut-off grade of 5.0% P2O5ap, as well as certain geometallurgical beneficiation criteria, including:
a.Diluted ratio of CaO to P2O5 (RCP) between 0.9 and 3.0; and
b.The four mineralized domains characterized by lithology and alteration.
The beneficiation plant generates conventional (coarse) and ultrafine concentrates from the Tapira ore. The mass recovery of coarse concentrate is forecast based on the results of laboratory flotation tests performed on drill core samples. The test database was subdivided into metallurgical recovery domains treating isalterite and semi-weathered horizons separately. For each metallurgical recovery domain, a linear regression was developed, capable of predicting mass recovery based on the P2O5 grade of the ROM ore.
The metallurgical recovery is calculated from the mass recovery, the concentrate % P2O5, and the ROM % P2O5 according to the following equation:
Metallurgical recovery = 100 x Mass recovery x Concentrate % P2O5 / ROM % P2O5
The annual production estimates were used to determine annual estimates of capital and operating costs. All cost estimates were in Brazilian real 2024 R$ terms. Total capital costs included R$4.0 billion of sustaining capital and opportunity costs. Annual operating costs were based predominantly on historical consumption factors and unit costs. They included costs for ongoing, final reclamation and closure. Annual total cost of rock production varied from R$291 per concentrate tonne to R$425 per concentrate tonne, with an average total cost of production for a tonne of phosphate rock concentrate at R$370.
For the purpose of reporting our total financial statistics, the discounted cash flow was converted from Reals to U.S. dollars at an exchange rate of R$4.86 = US$1.00.

Because Tapira is a captive operation supplying rock to other Mosaic-owned chemical plants, there is no transparent mined phosphate rock commodities price market in Brazil. Mineral reserves for Tapira were estimated based on an internal transfer price. This internal transfer price was set as a constant number of US$111.76 per tonne (R$525 per tonne).
The Tapira mineral reserve as of December 31, 2024 is estimated to be 432.5 Mt ROM (dry), with a dry grade of 9.0% P2O5ap delivered to the concentrator plant, and 65.8 Mt (dry) concentrated phosphate tonnes at 34.7% P2O5 post-concentration process plant. This includes (Table 2.31):
a.121.2 Mt of Proven Mineral Reserve at a 9.1% P2O5ap dry grade, resulting in 18.0 Mt of concentrate with a 34.6% P2O5 post beneficiation plant; and
b.311.3 Mt of Probable Mineral Reserve with a 8.9% P2O5ap dry grade, resulting in 47.9 Mt of concentrate at 34.7% P2O5.
Table 2.31 Mineral Reserves at the End of the Fiscal Year Ended 2024 Based on R$1,940/tonne of Phosphate Concentrate(a)(b)(c)(d)(e)

(tonnes in millions)
Category	Tonnes (Dry)	Grade (%P2O5ap Dry)	Metallurgical Recovery (%P2O5)
Proven	121.2	9.1	55.2
Probable	311.3	8.9	58.8
Proven + Probable	432.5	9.0	57.8
___________________________
(a)Additional details are described in the TRS filed as an Exhibit to our 2023 Form 10-K.
(b)Mineral reserves are within measured and indicated mineral resource limits.
(c)Only after a positive economic test and inclusion in the LOM plan is the mineral reserve estimate included as a mineral reserve.
(d)Grades are P2O5ap, which represents the P2O5 associated with apatite and was calculated by the evaluation of the CaO / P2O5 ratio. Where CaO / P2O5 ratio was greater than or equal to 1.35, P2O5ap was equal to the total of P2O5; where the CaO / P2O5 ratio was less than 1.35, P2O5ap was equal to the CaO / 1.35 ratio.
(e)Mineral reserve tonnages and grade are stated as ROM tonnages. The mineral reserves are constrained by a pit design that honors site specific geotechnical designs by pit sector. The mine plan considers constraints required for surface and groundwater management, appropriate extraction methodology, labor and equipment requirements, beneficiation plant mass and metallurgical recoveries, and are dependent upon all permits and environmental licenses in place and continued approved status. The reference point for cut-off grade and pit optimization analysis is tonnes of concentrate at a price of R$1,940/tonne concentrate (2024 price evaluation). Cut-off grade of P2O5ap ≥ 5.0% and 0.9 ≤ RCP ≤ 3.0 was applied to mineral reserves. Mineral reserves were proven to be economic based on internal transfer price that was derived in the discounted cash flow and compared to the gross margin available.

Mineral Resources and Mineral Reserves Comparison

The comparison of the Mineral Resources as of December 31, 2023 and December 31, 2024 can be found in Table 2.32. The Measured and Indicated Mineral Resources have increased by 9%, while the Inferred Resources have decreased by an immaterial amount since December 31, 2023.

Table 2.32: Mineral Resources Comparison

(tonnes in millions)	December 31, 2024		December 31, 2023		Percent Difference
Category	Tonnes	Grade (%P2O5ap)	Tonnes	Grade (%P2O5ap)
Measured	21.1	8.6	16.5	8.6
Indicated	54.9	8.6	53.2	8.7
Measured + Indicated	76.0	8.6	69.7	8.7	9%
Inferred	180.5	9.2	180.8	9.2	—%

The comparison of the Mineral Reserves as of December 31, 2023 and December 31, 2024 can be found in Table 2.33. The Mineral Reserves have decreased in tonnage by 3% from the December 31, 2023 estimate due to mining depletion. This change is not considered a material change.

Table 2.33: Mineral Reserves Comparison

(tonnes in millions)	December 31, 2024		December 31, 2023		Percent Difference
Category	Tonnes	Grade (%P2O5ap)	Tonnes	Grade (%P2O5ap)
Proven	121.2	9.1	131.7	9.1
Probable	311.3	8.9	311.9	8.9
Proven+Probable	432.5	9.0	443.6	9.0	-3%

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 23 of our Consolidated Financial Statements included in this Form 10-K:
Countervailing Duty Orders. In April 2021, the U.S. Department of Commerce (“DOC”) issued countervailing duty (“CVD”) orders on imports of phosphate fertilizers from Morocco and Russia in response to petitions filed by Mosaic. The purpose of the CVD order is to remedy the injury to the U.S. phosphate fertilizer industry caused by imports that benefit from unfair foreign subsidies, and thereby restore fair competition. CVD orders normally stay in place for at least five years, with possible extensions.
Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) and the U.S. Court of Appeals for the Federal Circuit (“CAFC”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies.

These litigation challenges remain underway. The CAFC is reviewing a challenge to DOC’s final determination in the CVD investigation for Russia; DOC is expected to issue a second remand determination for the CVD investigation for Morocco, which will then be reviewed by the CIT; and the CIT is reviewing a January 2024 ITC remand determination upholding its original affirmative injury determination.
When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP and 28.50% for Russian producer PhosAgro. In addition, in November and December 2024 DOC announced the final results of the second administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco covering calendar year 2022. DOC calculated subsidy rates of 16.60% for OCP and 18.21% for PhosAgro. Mosaic, as well as parties that oppose the duties, have appealed the final results of DOC’s first and second administrative reviews to the CIT. Currently, DOC is conducting an administrative review for imports from Russia, covering calendar year 2023. DOC is not conducting an administrative review for Morocco for this period. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals, whether in federal courts or at the World Trade Organization.
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
Cruz Litigation. On August 27, 2020, a putative class action complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida against our wholly-owned subsidiary, Mosaic Global Operations Inc., and two unrelated co-defendants. The complaint alleges claims related to elevated levels of radiation at two manufactured housing communities located on reclaimed mining land in Mulberry, Polk County, Florida, allegedly due to phosphate mining and reclamation activities occurring decades ago. Plaintiffs seek monetary damages, including punitive damages, injunctive relief requiring remediation of their properties and a medical monitoring program funded by the defendants. On October 14, 2021, the court substantially granted a motion to dismiss we filed late in 2020, with leave for the plaintiffs to amend their complaint.
On November 3, 2021, plaintiffs filed an amended complaint and in response, Mosaic filed a motion to dismiss that complaint with prejudice on November 15, 2021. On December 23, 2021, plaintiffs opposed that motion and Mosaic replied to that opposition on January 26, 2022. On April 6, 2022, the court heard argument on the motions to dismiss filed by Mosaic and each other co-defendant. In late March 2023, the court denied Mosaic's motions to dismiss.
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

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal stock exchange on which our common stock is traded is The New York Stock Exchange under the symbol “MOS”.
The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	3,736,021	$32.68	15,843,627
Equity compensation plans not approved by stockholders	—	—	—
Total	3,736,021	$32.68	15,843,627
______________________________
(a)Includes grants of 534,126 stock options, 1,592,931 time-based restricted stock units and 1,608,964 total stockholder return (“TSR”) performance units settled in stock. The total does not include cash-settled TSR performance units. For purposes of the table above, the number of shares to be issued under a performance unit award reflects the maximum number of shares of our common stock that may be issued pursuant to such performance award. The actual number of shares to be issued under a TSR performance unit award will depend on the change in the market price of our common stock over a three-year vesting period. No shares will be issued if the market price of a share of our common stock at the vesting date plus dividends thereon is less than 50% of its market price on the date of grant and the maximum number will be issued only if the market price of one share of our common stock at the vesting date plus dividends thereon is at least twice its market price on the date of grant.
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
The following table sets forth information with respects to shares of our Common Stock that we purchased under the repurchase programs during the quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(a)
Common Stock
October 1, 2024- October 31, 2024	—	$—	—	$957,429,576
November 1, 2024- November 30, 2024	937,875	26.63	937,875	932,458,629
December 1, 2024- December 31, 2024	—	—	—	932,458,629
Total	937,875	$26.63	937,875	$932,458,629
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
Item 8. Financial Statements and Supplementary Data.
Our Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the report of our Independent Registered Public Accounting Firm and the information under “Quarterly Results” listed in the Financial Table of Contents included in this report are incorporated herein by reference. All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.
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
(c)Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of 2024, we completed the implementation of a new enterprise resource planning (“ERP”) system. As a result, we have modified or implemented certain annual internal controls over financial reporting to address the new control environment and processes associated with the new ERP system. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
During the quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.
Item 9C: Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the headings “Proposal No. 1–Election of Directors,” “Corporate Governance–Committees of the Board of Directors,” “Beneficial Ownership of Securities,” and “Delinquent Section 16 Reports” included in our definitive proxy statement for our 2025 annual meeting of stockholders and the information contained under “Information About our Executive Officers” in Part I, Item 1. “Business,” in this report is incorporated herein by reference.
The information under the heading "Corporate Governance - Insider Trading Policy" included in our definitive proxy statement for our 2025 annual meeting of stockholders is incorporated herein by reference. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.
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
Item 11. Executive Compensation.
The information under the headings “Director Compensation” and “Executive Compensation” included in our definitive proxy statement for our 2025 annual meeting of stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2025 annual meeting of stockholders is incorporated herein by reference. The table containing information related to equity compensation plans set forth in Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report is also incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the headings “Corporate Governance–Board Independence,” “Corporate Governance–Committees of the Board of Directors,” “Corporate Governance–Other Policies Relating to the Board of Directors–Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2025 annual meeting of stockholders is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Tampa, FL, Auditor Firm ID: 185.
The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm–Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm–Pre-approval of Independent Registered Public Accounting Firm Services” is included in our definitive proxy statement for our 2025 annual meeting of stockholders is incorporated herein by reference.

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

4.iv		Description of Registrant’s Common Stock	Exhibit 4.iii to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.iii.a.(3)		The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to Mosaic’s Proxy Statement dated August 25, 2009(2)

10.iii.a.1(3)		Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to Mosaic’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2011(2)

10.iii.a.2(3)		Form of Employee Nonqualified Stock Option Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2011(2)

10.iii.c.1(3)	Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective December 15, 2023	Exhibit 10.iii.c.i to Mosaic's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023

10.iii.c.2(3)	Mosaic LTI Deferral Plan, approved March 5, 2015	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated March 5, 2015 and filed on March 11, 2015(2)

10.iii.c.3(3)	Amendment to Mosaic LTI Deferral Plan, approved March 1, 2017	Exhibit 10.iii.c.4 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.c.4(3)	Mosaic LTI Deferral Plan, approved December 18, 2024		X

10.iii.d.1(3)	Form of Senior Management Severance and Change in Control Agreement effective April 1, 2023	Exhibit 10.iii.d to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2023

10.iii.d.2	Form of Non-Competition, Non-Solicitation, Non-Defamation and Confidentiality Agreement effective April 1, 2023	Exhibit 10.iii.d.2. to Mosaic’s Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2023(2)

10.iii.d.3(3)	Form of expatriate agreement dated November 1, 2019 between Mosaic and an executive officer	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated October 31, 2019 and filed on November 4, 2019

10.iii.d.4(3)	Form of expatriate agreement dated January 8, 2016, between Mosaic and an executive officer	Exhibit 10.iii.d to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2022

10.iii.e.1(3)	Agreement between Cargill and Mosaic relating to certain former Cargill employees’ participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2012(2)

10.iii.e.2(3)	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan	Exhibit 10.iii.x. to Mosaic’s Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2013(2)

10.iii.f.(3)	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to Mosaic’s Current Report on Form 8-K dated October 8, 2008, and filed on October 14, 2008(2)

10.iii.i.(3)	The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Incentive Plan”)	Appendix B to Mosaic’s Proxy Statement dated April 2, 2014(2)

10.iii.j.(3)	Form of Amendment dated August 14, 2019, to the 2014 Incentive Plan	Exhibit 10.iii.j to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.iii.k.1(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.2(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.7(3)	Form of Global Restricted Stock Unit Award Agreement (March 2023)	Exhibit 10.iii.k.1 to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023

10.iii.k.8(3)	Form of Executive TSR Performance Unit Award Agreement (Stock-Settled - March 2023)	Exhibit 10.iii.k.2 to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023

10.iii.k.9(3)	Form of Executive TSR Performance Unit Award Agreement (Cash-Settled - March 2023)	Exhibit 10.iii.k.3 to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023

10.iii.k.10(3)	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2014 Stock and Incentive Plan, as amended, approved May 19, 2022	Exhibit 10.iii.k to Mosaic’s quarterly report on Form 10-Q for the Quarterly Period Ended June 30, 2022

10.iii.l.1(3)	The Mosaic Company 2023 Stock and Incentive Plan	Appendix B to Mosaic’s Proxy Statement dated April 12, 2023

10.iii.l.2(3)	Form of Global Restricted Stock Unit Award Agreement under The Mosaic Company 2023 Stock and Incentive Plan approved May 24, 2023	Exhibit 10.iii.i to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2023

10.iii.l.3(3)	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2023 Stock and Incentive Plan approved December 15, 2023	Exhibit 10.1 to Mosaic's Current Report on Form 8-K dated December 15, 2023 and filed on December 20, 2023

10.iii.l.4(3)	Form of Executive TSR Stock-Settled Performance Unit Award Agreement approved March 5, 2024, under The Mosaic Company 2023 Stock and Incentive Plan	Exhibit 10.iii.i to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2024

10.iii.l.5(3)	Form of Executive TSR Cash-Settled Performance Unit Award Agreement approved March 5, 2024, under The Mosaic Company 2023 Stock and Incentive Plan	Exhibit 10.iii.ii to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2024

10.iv.a	Consent Decree dated September 30, 2015 among the United States of America, the Florida Department of Environmental Protection, Mosaic Fertilizer, LLC and The Mosaic Company(4)	Exhibit 10.1. to Mosaic’s Current Report on Form 8-K dated September 30, 2015 and filed on October 6, 2015(2)

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

Exhibit 10.v.ii to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016(2)

19	The Mosaic Company Insider Trading and Tipping Policy		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

23.2	Florida Phosphate Mining Consent of Qualified Persons	Exhibit 23.2 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

23.3	Tapira Consent of Qualified Persons	Exhibit 23.3 to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2023

23.4	Belle Plaine Potash Facility Consent of Qualified Persons		X

23.5	Esterhazy Potash Facility Consent of Qualified Persons	Exhibit 23.4 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

95	Mine Safety Disclosures		X

96.1	Florida Phosphate Mining Technical Report Summary	Exhibit 96.1 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

96.2	Esterhazy Potash Facility Technical Report Summary	Exhibit 96.2 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

96.3	Belle Plaine Potash Facility Technical Report Summary		X

96.4	Tapira Technical Report Summary	Exhibit 96.4 to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2023

97.1	Incentive Compensation Recovery Policy	Exhibit 97.1 to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

(c)	Summarized financial information of 50% or less owned persons is included in Note 9 of Notes to Consolidated Financial Statements. Financial statements and schedules are omitted as none of such persons are significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

*********************************************

(1)	Mosaic agrees to furnish supplementally to the SEC a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
(2)	SEC File No. 001-32327.
(3)	Denotes management contract or compensatory plan.
(4)	Confidential information has been omitted from this Exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.

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
Date: March 3, 2025
S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Bruce M. Bodine	Chief Executive Officer and President and Director (principal executive officer)	March 3, 2025
Bruce M. Bodine

/s/ Luciano Siani Pires	Executive Vice President and Chief Financial Officer (principal financial officer)	March 3, 2025
Luciano Siani Pires

/s/ Russell A. Flugel	Vice President—Controller and Chief Accounting Officer (principal accounting officer)	March 3, 2025
Russell A. Flugel

*	Chairman of the Board of Directors	March 3, 2025
Gregory L. Ebel

*	Director	March 3, 2025
Cheryl K. Beebe

*	Director	March 3, 2025
Timothy S. Gitzel

*	Director	March 3, 2025
Emery N. Koenig

*	Director	March 3, 2025
Jody L. Kuzenko

*	Director	March 3, 2025
Sonya C. Little

*	Director	March 3, 2025
David T. Seaton

*	Director	March 3, 2025
Kathleen M. Shanahan

*	Director	March 3, 2025
João Roberto Gonçalves Teixeira

*	Director	March 3, 2025
Gretchen H. Watkins

*	Director	March 3, 2025
Kelvin R. Westbrook

*By:	/s/ Philip E. Bauer

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
We are organized into the following business segments:
•Our Phosphates business segment owns and operates mines and production facilities in Florida, which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana, which produce concentrated phosphate crop nutrients for sale domestically and internationally. We have a 75% economic interest in the Miski Mayo Phosphate Mine (“Miski Mayo Mine”) in Peru. These results are consolidated in the Phosphates segment. Through December 24, 2024, the Phosphates segment included our 25% interest in the Ma’aden Wa’ad Al Shamal Phosphate Company (“MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. On December 24, 2024, we exchanged our ownership of MWSPC for shares of Saudi Arabian Mining Company (“Ma’aden”). Our equity in the net earnings or losses relating to MWSPC were recognized on a one-quarter lag in our Consolidated Statements of Earnings.
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
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, the investment in equity securities of Ma'aden, debt expenses, corporate functional costs and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. See Note 25 of the Consolidated Financial Statements in this Form 10-K for segment results.
Key Factors That Can Affect Results of Operations and Financial Condition
Our primary products, phosphate and potash crop nutrients, are, to a large extent, global commodities that are also available from a number of domestic and international competitors, and are sold by negotiated contracts or by reference to published market prices. The markets for our products are highly competitive, and the most important competitive factor for our products is delivered price. Business and economic conditions and governmental policies affecting the agricultural industry and customer sentiment are the most significant factors affecting worldwide demand for crop nutrients with the impact of demand for biofuels and batteries also playing an increasing role. The profitability of our businesses is heavily influenced by worldwide supply and demand for our products, which affects our sales prices and volumes. Our costs per tonne to produce our products are also heavily influenced by fixed costs associated with owning and operating our major facilities, significant raw material costs in our Phosphates and Mosaic Fertilizantes businesses, water treatment costs in our Phosphates business and fluctuations in currency exchange rates.

Our products are generally sold based on the market prices prevailing at the time the sales contract is signed or through contracts which are priced at the time of shipment. Additionally, in certain circumstances the final price of our products is determined after shipment based on the current market at the time the price is agreed to with the customer. Forward sales programs at fixed prices increase the lag between prevailing market prices and our average realized selling prices. The mix and parameters of these sales programs vary over time based on our marketing strategy, which considers factors that include, among others, optimizing our production and operating efficiency within warehouse limitations, as well as customer requirements. The use of forward sales programs and the level of customer prepayments may vary from period to period due to changing supply and demand environments, seasonality and market sentiments.
World prices for the key raw material inputs for concentrated phosphate products, including ammonia, sulfur and phosphate rock, have an effect on industry-wide phosphate prices and production costs. The primary feedstock for producing ammonia is natural gas. The product price for ammonia is generally highly dependent on the supply and demand balance for ammonia. In North America, two-thirds of our ammonia is sourced either through ammonia supply agreements or produced internally at our Faustina, Louisiana, location with the remaining one-third purchased from various suppliers in the spot market. We have agreements with various suppliers to ensure we have reliable sources of supply for ammonia to support competitive pricing in various market conditions. In Brazil, we purchase all our ammonia from a single supplier.
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
Our per tonne selling prices for potash are affected by shifts in the product mix, geography and customer mix. Our Potash business is significantly affected by Canadian resource taxes that we pay to the Province of Saskatchewan and royalties we pay to mineral holders in order for us to mine and sell our potash products. In addition, cost of goods sold is affected by a number of factors, including: fluctuations in the Canadian dollar; the level of periodic inflationary pressures on resources in western Canada, where we produce most of our potash; and natural gas costs for operating our potash solution mine at Belle Plaine, Saskatchewan. In the past, we have also incurred operating costs to manage salt saturated brine inflows at our Esterhazy, Saskatchewan K1 and K2 mine shafts, which we closed in June 2021, due to an acceleration of brine inflows. We have now transitioned mining to the K3 mine shaft, which has replaced production from the K1 and K2 shafts.
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
This section of this Form 10-K discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2023 and are incorporated by reference herein.
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
In the following table, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations
The following table shows the results of operations for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,			2024-2023		2023-2022
(in millions, except per share data)	2024	2023	2022	Change	Percent	Change	Percent
Net sales	$11,122.8	$13,696.1	$19,125.2	$(2,573.3)	(19)%	$(5,429.1)	(28)%
Cost of goods sold	9,610.9	11,485.5	13,369.4	(1,874.6)	(16)%	(1,883.9)	(14)%
Gross margin	1,511.9	2,210.6	5,755.8	(698.7)	(32)%	(3,545.2)	(62)%
Gross margin percentage	13.6%	16.1%	30.1%	(2.5)%		(14.0)%
Selling, general and administrative expenses	496.9	500.5	498.0	(3.6)	(1)%	2.5	1%
Other operating expenses	393.5	372.0	472.5	21.5	6%	(100.5)	(21)%
Operating earnings	621.5	1,338.1	4,785.3	(716.6)	(54)%	(3,447.2)	(72)
Interest expense, net	(182.8)	(129.4)	(137.8)	(53.4)	41%	8.4	(6)%
Foreign currency transaction (loss) gain	(685.8)	194.0	97.5	(879.8)	NM	96.5	99%
Gain on sale of equity investment	522.2	—	—	522.2	NM	—	NM
Other income (expense)	40.3	(76.8)	(102.5)	117.1	(152)%	25.7	(25)%
Earnings from consolidated companies before income taxes	315.4	1,325.9	4,642.5	(1,010.5)	(76)%	(3,316.6)	(71)
Provision for income taxes	186.7	177.0	1,224.3	9.7	5%	(1,047.3)	(86)
Earnings from consolidated companies	128.7	1,148.9	3,418.2	(1,020.2)	(89)%	(2,269.3)	(66)%
Equity in net earnings of nonconsolidated companies	73.3	60.3	196.0	13.0	22%	(135.7)	(69)%
Net earnings including noncontrolling interests	202.0	1,209.2	3,614.2	(1,007.2)	(83)%	(2,405.0)	(67)%
Less: Net earnings attributable to noncontrolling interests	27.1	44.3	31.4	(17.2)	(39)%	12.9	41%
Net earnings attributable to Mosaic	$174.9	$1,164.9	$3,582.8	$(990.0)	(85)%	$(2,417.9)	(67)%
Diluted net earnings per share attributable to Mosaic	$0.55	$3.50	$10.06	$(2.95)	(84)%	$(6.56)	(65)%
Diluted weighted average number of shares outstanding	320.7	333.2	356.0

Overview of the Years ended December 31, 2024 and 2023
Net earnings attributable to Mosaic for the year ended December 31, 2024 were $174.9 million, or $0.55 per diluted share, compared to $1.2 billion, or $3.50 per diluted share for 2023, driven by lower finished good sales pricing in our Potash and Mosaic Fertilizantes segments and lower sales volumes across our segments, as discussed further below. Net income for the year ended December 31, 2024 was unfavorably impacted by a foreign currency transaction loss of $686 million, compared to a foreign currency transaction gain of $194 million in the prior year period. Current year net income benefited from a gain of $522 million on the sale of our equity investment in MWSPC, as discussed further below.
Significant factors that affected our results of operations and financial condition in 2024 and 2023 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Year ended December 31, 2024
In our Phosphates segment, operating results for 2024 were unfavorable compared to the prior year due to lower finished goods sales volumes partially offset by higher average selling prices. Sales volumes in the current year were unfavorably impacted by planned maintenance and turnaround activity at our sites as well as impacts from hurricanes Florida in the second half of the year. Phosphate operating results were also unfavorably impacted by increased product costs due to our sales volumes including a larger proportion of purchased tonnes than the prior year. We increased our purchases in 2024 to offset lost production in the first quarter from a fire at our Riverview, Florida facility. Average selling prices for the current year were favorable versus the prior year as prices have continued trending upwards since the third quarter of 2023, driven by strong demand in North America. Operating results also benefited from lower raw material costs, primarily sulfur, compared to the prior year period.
In our Potash segment, operating results for 2024 were unfavorably impacted by lower global average selling prices, resulting from improved global supply. Operating results were also unfavorably impacted by lower sales volumes in the second half of the year resulting from production challenges in the third quarter due to electrical issues at two of our mines and supply chain delays caused by the port strike in Vancouver, Canada.
In our Mosaic Fertilizantes segment, operating results for 2024 were unfavorably impacted by a decrease in average selling prices compared to the prior year period. Sales prices of potash and nitrogen in Brazil decreased as global supply improved. Sales volumes were down compared to the prior year period as a result of our decision to prioritize sales to lower credit-risk customers, and to focus on obtaining improved gross margin over sales volumes.
In addition to the items mentioned above:
•In April 2024, we entered into an agreement with Ma’aden to exchange our 25% ownership of the Ma'aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden. The transaction closed on December 24, 2024 at a value of approximately $1.5 billion, resulting in a pre-tax gain of approximately $0.5 billion. The shares are reflected in Equity Securities and Investments in Nonconsolidated Companies in our Consolidated Balance Sheet at December 31, 2024.
•In 2024, we repurchased 7,944,507 shares of Common Stock in the open market for approximately $235.4 million at an average purchase price of $29.63.
In February 2025, the U.S. imposed tariff increases on imports from several countries, including a 25% tariff on most imports from Canada, including potash. Subsequently, the implementation of these tariffs has been paused for 30 days following an agreement between the U.S. and Canada. At this time, we do not expect these tariffs to have a significant impact on our Potash business and operating results.

Year ended December 31, 2023:
For the year ended December 31, 2023, operating results in all of our segments were impacted by lower average sales prices compared to the prior year. Global markets softened compared to the prior year, with a rebound in supply combined with buyers delaying purchases in the first half of the year, in anticipation of lower prices. Buyer deferral reversed in the later part of 2023, and we saw seasonal price strength in many markets.

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
In the Potash segment, 2023 operating results were unfavorably impacted by lower average selling prices of potash compared to the prior year period, driven by the factors discussed above. This was partially offset by higher sales volumes, driven by the factor discussed above. Operating results for 2023 were also unfavorably impacted by higher idle plant and maintenance turnaround costs, due to the temporary idling of our Colonsay, Saskatchewan mine in the first half of the year, due to market conditions and the length of turnarounds, compared to the prior year.
In the Mosaic Fertilizantes segment, 2023 results were unfavorably impacted by a decrease in average selling prices compared to the prior year period, driven by the factors discussed above. Sales volumes of finished goods, including performance products, were higher in 2023, compared to the same period in the prior year, due to an increased customer base as a result of our growth strategy to expand our presence in Brazil. Results were also favorably impacted by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Years Ended December 31,			2024-2023		2023-2022
(in millions, except price per tonne or unit)	2024	2023	2022	Change	Percent	Change	Percent
Net sales:
North America	$3,772.9	$3,749.8	$4,211.2	$23.1	1%	$(461.4)	(11)%
International	745.9	974.5	1,973.0	(228.6)	(23)%	(998.5)	(51)%
Total	4,518.8	4,724.3	6,184.2	(205.5)	(4)%	(1,459.9)	(24)%
Cost of goods sold	3,924.8	4,022.2	4,425.2	(97.4)	(2)%	(403.0)	(9)%
Gross margin	$594.0	$702.1	$1,759	$(108.1)	(15)%	$(1,056.9)	(60)
Gross margin as a percentage of net sales	13.1%	14.9%	28.4%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	3,133	3,625	3,399	(492)	(14)%	226	7%
Performance and Other(b)	3,304	3,366	3,159	(62)	(2)%	207	7%
Total finished product tonnes	6,437	6,991	6,558	(554)	(8)%	433	7%
Rock(c)	1,795	1,622	1,719	173	11%	(97)	(6)%
Total Phosphates Segment Tonnes(a)	8,232	8,613	8,277	(381)	(4)%	336	4%
Realized prices ($/tonne)
Average finished product selling price (destination)(d)	$672	$646	$913	$26	4%	$(267)	(29)%
DAP selling price (fob mine)	$585	$573	$804	$12	2%	$(231)	(29)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$435	$426	$603	$9	2%	$(177)	(29)%
Sulfur (long ton)	$132	$181	$368	$(49)	(27)%	$(187)	(51)%
Blended rock (metric tonne)	$85	$75	$70	$10	13%	$5	7%
Production volume (in thousands of metric tonnes) - North America	6,290	6,568	6,647	(278)	(4)%	(79)	(1)%

(a)    Includes intersegment sales volumes.
(b)    Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c)    Sales volumes of rock are presented on a wet tonne basis based on average moisture levels of 3.5% to 4.5% as it exits the drying process and is prepared for shipping.
(d)     Excludes sales revenue and tonnes associated with rock sales.
Year Ended December 31, 2024 compared to Year Ended December 31, 2023
The Phosphates segment’s net sales were $4.5 billion for the year ended December 31, 2024, compared to $4.7 billion for the same period a year ago. The decrease in net sales was primarily due to lower finished goods sales volumes, which unfavorably impacted net sales by approximately $310 million. In addition, Miski Mayo operations had an unfavorable impact of approximately $40 million compared to the prior year period due to lower selling prices. These impacts were partially offset by approximately $150 million due to higher finished product selling prices in the year current period.
Our average finished product selling price increased 4%, to $672 per tonne for the year ended December 31, 2024, compared to $646 per tonne for the same period a year ago, due to the factor discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased to 6.4 million tonnes for the year ended December 31, 2024, compared to 7.0 million tonnes in 2023, due to the production challenges discussed in the Overview.
Gross margin for the Phosphates segment decreased to $594.0 million in the current year compared with $702.1 million for the prior year. Gross margin was unfavorably impacted by lower finished goods sales volumes, which unfavorably impacted gross margin by approximately $130 million, higher conversion of approximately $80 million and higher blended rock costs of approximately $70 million. The current year gross margin was also unfavorably impacted by approximately $40 million related to selling a higher proportion of purchased tonnes compared to the prior year period, higher idle costs of approximately $40 million, primarily due to impacts from Hurricane Milton, and higher freight costs of approximately $10 million. In addition, Miski Mayo gross margin was approximately $30 million lower than the prior year primarily due to a decrease in selling prices. These impacts were partially offset by favorable impacts from higher finished goods selling prices of approximately $150 million and lower raw material costs, primarily sulfur as discussed below, of approximately $150 million.
Our average consumed price for ammonia in our North American operations increased to $435 per tonne in 2024 from $426 a year ago. The average consumed price for sulfur for our North American operations decreased to $132 per long ton for the year ended December 31, 2024, from $181 in the prior year period. The purchase price of these raw materials is driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced rock increased to $85 per tonne in the current year, from $75 a year ago. For the year ended December 31, 2024, our North American phosphate rock production decreased slightly to 9.0 million tonnes from 9.1 million tonnes in the prior year.
The Phosphates segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased to 6.3 million tonnes from 6.6 million in the prior year. For the year ended December 31, 2024, our operating rate for processed phosphate production decreased slightly to 64%, compared to 65% in the same period of the prior year.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Years Ended December 31,			2024-2023		2023-2022
(in millions, except price per tonne or unit)	2024	2023	2022	Change	Percent	Change	Percent
Net sales:
North America	$1,452.3	$1,899.9	$2,122.3	$(447.6)	(24)%	$(222.4)	(10)%
International	936.4	1,333.7	3,086.2	(397.3)	(30)%	(1,752.5)	(57)%
Total	2,388.7	3,233.6	5,208.5	(844.9)	(26)%	(1,974.9)	(38)%
Cost of goods sold	1,745.5	2,018.6	2,365.5	(273.1)	(14)%	(346.9)	(15)%
Gross margin	$643.2	$1,215.0	$2,843.0	$(571.8)	(47)%	$(1,628.0)	(57)%
Gross margin as a percentage of net sales	26.9%	37.6%	54.6%
Sales volume(a) (in thousands of metric tonnes)
MOP	7,879	7,969	7,236	(90)	(1)%	733	10%
Performance and Other(b)	865	901	865	(36)	(4)%	36	4%
Total Potash Segment Tonnes	8,744	8,870	8,101	(126)	(1)%	769	9%
Realized prices ($/tonne)
Average finished product selling price (destination)	$273	$365	$643	$(92)	(25)%	$(278)	(43)%
MOP selling price (fob mine)	$222	$308	$632	$(86)	(28)%	$(324)	(51)%
Production volume (in thousands of metric tonnes)	8,798	8,246	9,053	552	7%	(807)	(9)%

(a)     Includes intersegment sales volumes.
(b)    Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.
Year Ended December 31, 2024 compared to Year Ended December 31, 2023
The Potash segment’s net sales decreased to $2.4 billion for the year ended December 31, 2024, compared to $3.2 billion in the prior year. Lower average selling prices had an unfavorable impact on net sales of approximately $760 million versus the prior year period. Net sales were also unfavorably impacted by approximately $70 million due to lower finished goods sales volumes compared to the prior period.
Our average finished product selling price was $273 per tonne for the year ended December 31, 2024, a decrease of $92 per tonne compared with the prior year period, due to the factor discussed in the Overview.
The Potash segment’s sales volumes decreased to 8.7 million tonnes for the year ended December 31, 2024, compared to 8.9 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $643.2 million in the current year, from $1.2 billion in the prior year period. Gross margin was unfavorably impacted by approximately $760 million due to the decrease in average selling prices, and approximately $50 million due to lower sales volumes. This was partially offset by lower Canadian resource taxes of approximately $170 million in the current year period, as discussed below. Gross margin was also favorably impacted by approximately $40 million, due to lower idle and maintenance turnaround costs in the current year period due to the timing of turnarounds. In addition, gross margin was favorably impacted by lower conversion costs of approximately $30 million.
We had expense of $232.2 million from Canadian resource taxes for the year ended December 31, 2024 compared to $403.4 million in the prior year. Royalty expense also decreased to $40.5 million for the year ended December 31, 2024 from $53.6 million in the prior year. The fluctuations in Canadian resource taxes and royalties are due to lower sales volumes, average selling prices and margins in the current year, compared to the prior year.
For the year ended December 31, 2024, potash production increased to 8.8 million tonnes, compared to 8.2 million tonnes in the prior year period, resulting in an operating rate of 76% for 2024, compared to 73% for 2023. The increased operating rate in the current year period reflects higher production across our Canadian mines, due to less maintenance downtime at our

Esterhazy and Belle Plaine locations and our Colonsay mine operating for a portion of the current year period. Prior year production was impacted by maintenance downtime during the first half of the year.
Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Years Ended December 31,			2024-2023		2023-2022
(in millions, except price per tonne or unit)	2024	2023	2022	Change	Percent	Change	Percent
Net Sales	$4,422.3	$5,684.7	$8,287.2	$(1,262.4)	(22)%	$(2,602.5)	(31)%
Cost of goods sold	4,015.7	5,473.1	7,241.6	(1,457.4)	(27)%	(1,768.5)	(24)%
Gross margin	$406.6	$211.6	$1,045.6	$195.0	92%	$(834.0)	(80)%
Gross margin as a percent of net sales	9.2%	3.7%	12.6%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	1,701	2,235	2,368	(534)	(24)%	(133)	(6)%
Potash produced in Brazil	201	195	165	6	3%	30	18%
Purchased nutrients	7,128	7,253	6,905	(125)	(2)%	348	5%
Total Mosaic Fertilizantes Segment Tonnes	9,030	9,683	9,438	(653)	(7)%	245	3%
Realized prices ($/tonne)
Average finished product selling price (destination)	$490	$587	$878	$(97)	(17)%	$(291)	(33)%
Brazil MAP price (delivered price to third party)	$605	$597	$868	$8	1%	$(271)	(31)%
Purchases (’000 tonnes)
DAP/MAP from Mosaic	195	341	272	(146)	(43)%	69	25%
MicroEssentials® from Mosaic	989	1,019	1,271	(30)	(3)%	(252)	(20)%
Potash from Mosaic/Canpotex	2,195	2,067	2,276	128	6%	(209)	(9)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$627	$807	$1,301	$(180)	(22)%	$(494)	(38)%
Sulfur (long ton)	$173	$232	$391	$(59)	(25)%	$(159)	(41)%
Blended rock (metric tonne)	$109	$122	$105	$(13)	(11)%	$17	16%
Production volume (in thousands of metric tonnes)	3,501	3,457	3,598	44	1%	(141)	(4)%

Year Ended December 31, 2024 compared to Year Ended December 31, 2023
The Mosaic Fertilizantes segment’s net sales were $4.4 billion for the year ended December 31, 2024, compared to $5.7 billion for 2023. In the current period, net sales were unfavorably impacted by approximately $870 million of lower finished goods sales prices and by approximately $350 million of lower finished goods sales volumes. This was partially offset by a $20 million favorable impact from sales of other products, primarily sulfuric acid.
The overall average finished product selling price decreased $97 per tonne, to $490 per tonne for 2024, due to the decrease in global prices referenced in the Overview.
The Mosaic Fertilizantes segment’s sales volume decreased to 9.0 million tonnes for the year ended December 31, 2024, compared to 9.7 million tonnes for the prior year period, due to the change in strategic focus discussed in the Overview.
Gross margin for the Mosaic Fertilizantes segment increased to $406.6 million for the year ended December 31, 2024, from $211.6 million in the prior year. The increase in gross margin was primarily due to the focus on obtaining margin over sales volume as discussed in the Overview and lower costs, which had a favorable impact of $1.13 billion, driven by a decrease in product costs for our distribution business, and lower sulfur and ammonia costs in our production business. This was partially offset by approximately $870 million related to the decrease in average selling prices during the current year period, and approximately $40 million due to lower sales volumes in the current year period.

The average consumed price for ammonia for our Brazilian operations was $627 per tonne for the year ended December 31, 2024, compared to $807 per tonne in the prior year. The average consumed sulfur price for our Brazilian operations was $173 per long tonne for the year ended December 31, 2024, compared to $232 in the prior year. The purchase prices of these raw materials are driven by global supply and demand, and include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 1% compared to the prior year. For the year ended December 31, 2024, our phosphate operating rate was 78%, compared to 77% in the prior year.
Our Brazilian phosphate rock production increased to 3.9 million tonnes for the year ended December 31, 2024 compared to 4.0 million for the prior year period.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 25 of our Notes to Consolidated Financial Statements. The Corporate, Eliminations and Other category includes intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives and the investment in equity securities of Ma'aden, debt expenses, corporate functional costs and the results of the China and India distribution businesses.
Gross margin for Corporate, Eliminations and Other was a loss of $131.9 million for the year ended December 31, 2024, compared to a gain of $81.9 million in the same period a year ago. Gross margin was unfavorably impacted by higher elimination of profit on intersegment sales in the current year period of approximately $139 million, compared to the prior year. Gross margin was also unfavorably impacted by a $101 million net unrealized loss on derivatives in the current year period, primarily foreign currency derivatives, compared to a $29 million net unrealized gain in the prior year period. Distribution operations in India and China had revenues and gross margin of $519.6 million and $39.7 million, respectively, for the year ended December 31, 2024, compared to revenues and gross margin of $898.9 million and $(16.8) million, respectively, for the year ended December 31, 2023. China and India gross margin was favorably impacted by lower product costs in the current year period compared to the prior year. This was partially offset by the impact of lower selling prices compared to the prior year period.
Other Income Statement Items

	Years Ended December 31,			2024-2023		2023-2022
(in millions)	2024	2023	2022	Change	Percent	Change	Percent
Selling, general and administrative expenses	$496.9	$500.5	$498.0	$(3.6)	(1)%	$2.5	1%
Other operating expenses	393.5	372.0	472.5	21.5	6%	(100.5)	(21)%
Interest (expense)	(230.0)	(189.0)	(168.8)	(41.0)	22%	(20.2)	12%
Interest income	47.2	59.6	31.0	(12.4)	(21)%	28.6	92%
Interest expense, net	(182.8)	(129.4)	(137.8)	(53.4)	41%	8.4	(6)%
Foreign currency transaction (loss) gain	(685.8)	194.0	97.5	(879.8)	NM	96.5	99%
Gain on sale of equity investment	522.2	—	—	522.2	NM	—	NM
Other income (expense)	40.3	(76.8)	(102.5)	117.1	NM	25.7	(25)%
Provision for income taxes	186.7	177.0	1,224.3	9.7	5%	(1,047.3)	(86)
Equity in net earnings of nonconsolidated companies	73.3	60.3	196.0	13.0	22%	(135.7)	(69)%
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $496.9 million for the year ended December 31, 2024, compared to $500.5 million for the same period a year ago. The decrease was primarily due to approximately $20 million of lower consulting and professional services and lower compensation and other employee-related costs of approximately $15 million in the current year period. This was largely offset by approximately $30 million of bad debt reserve in our Mosaic Fertilizantes segment.

Other Operating Expenses
Other operating expenses were $393.5 million for the year ended December 31, 2024, compared to $372.0 million for the prior year period. Other operating expenses typically relate to five major categories: (1) AROs, (2) environmental and legal reserves, (3) idle facility costs, (4) insurance reimbursements, and (5) gain/loss on sale or disposal of fixed assets. The change from the prior year was primarily due to an arbitration reserve of approximately $52 million in the current year. Other operating expense was also impacted by lower estimated closure costs for our asset retirement obligations (“AROs”) at our closed facilities, which were approximately $53 million lower than the prior year. In addition, environmental reserves in our Phosphates segment were lower compared to the prior year by approximately $13 million. The prior year included a gain on the sale of the Streamsong Resort of approximately $57 million.
Interest Expense, Net
Net interest expense increased to $182.8 million for the year ended December 31, 2024, compared to $129.4 million in 2023. The increase was primarily due to higher short term debt levels in the current year period and lower interest income. The prior year included approximately $10 million on tax credit refunds from our Brazilian subsidiaries.
Foreign Currency Transaction (Loss) Gain
In 2024, we recorded a foreign currency transaction loss of $685.8 million, compared to a gain of $194.0 million in 2023. The loss was the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries and the impact of the U.S. dollar relative to the Canadian dollar on intercompany loans. Our reported foreign currency gains and losses are often non-cash in nature because they are related to intercompany transactions.
Gain on Sale of Equity Investment
On December 24, 2024 we exchanged our 25% ownership of MWSPC for 111,012,433 shares of Ma’aden at a value of approximately $1.5 billion, resulting in a pre-tax gain, net of expenses, of $522.2 million. See further discussion of this transaction in Note 9 of our Notes to Consolidated Financial Statements.
Other Income (Expense)
For the year ended December 31, 2024, we had other income of $40.3 million compared to expense of $76.8 million in the prior year. The change from the prior year is primarily due to an unrealized gain of approximately $28 million related to our investment in shares of Ma'aden being marked to market at period end. In the current year we had a gain of approximately $8 million on the finalization of amounts related to the 2023 termination of a pension plan compared to a settlement loss of approximately $42 million in the prior year. We also had a realized gain on the marketable securities held in the RCRA Trusts of approximately $2 million compared to a loss of $19 million in the prior year.
Provision for Income Taxes

	Effective Tax Rate	Provision for Income Taxes
Year Ended December 31, 2024	59.2%	$186.7
Year Ended December 31, 2023	13.3%	177.0
Year Ended December 31, 2022	26.4%	1,224.3
For all years, our income tax is impacted by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
For the year ended December 31, 2024, tax expense specific to the period included a net expense of $125.9 million. The net expense relates to the following: $99.9 million related to the impact of accruing withholding tax expense on expected foreign distributions associated with changes in management’s indefinite reinvestment assertion on select foreign earnings under ASC 740-30 (formerly APB 23), $7.1 million related to true-up of estimates from our U.S. and non-U.S. tax return provisions, $24.2 million related to changes to valuation allowances in Brazil, the Netherlands, and the U.S., $4.0 million related to share-based excess benefit, $2.5 million related to changes in tax rates and $6.2 million related to other miscellaneous expenses. The tax expenses are partially offset by a net tax benefit related to changes in U.S. state tax law of $18.1 million.
Equity in Net Earnings of Nonconsolidated Companies
For the year ended December 31, 2024, we had a gain from equity of nonconsolidated companies of $73.3 million, net of tax, compared to a gain of $60.3 million, net of tax, for the prior year. These results were primarily related to the operations of MWSPC.
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
Recoverability of Goodwill
Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. The carrying value of goodwill in our reporting units is tested annually as of October 31 for possible impairment. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual strategic and long range planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums, including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends and specific plans in place. These estimates are impacted by various factors, including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. As of October 31, 2024, the date of our annual impairment testing, the Company concluded that the fair values of the reporting units which include goodwill, Potash, Mosaic Fertilizantes and Corporate, Eliminations and Other, were in substantial excess of their respective carrying values and the goodwill for those units was not impaired.
See Note 10 of our Notes to Consolidated Financial Statements for additional information regarding the goodwill impairment analysis, including the methodologies and assumptions used in estimating the fair values of our reporting units. As of December 31, 2024, we had $1.1 billion of goodwill.
Environmental Liabilities and Asset Retirement Obligations
We record accrued liabilities for various environmental and reclamation matters, including the demolition of former operating facilities, and AROs.
Contingent environmental liabilities are described in Note 23 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes and the effects of potential indemnification, as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Estimating the ultimate settlement of environmental matters requires us to develop complex and interrelated assumptions based on experience with similar matters, our history, precedents, evidence and facts specific to each matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2024 and 2023, we had accrued $197.5 million and $203.2 million, respectively, for environmental matters.

As indicated in Note 14 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities in North America generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. In addition, we regularly perform post-mining evaluations to ensure we have established a sufficient liability to meet permitting requirements. As of December 31, 2024 and 2023, $2.6 billion and $2.2 billion, respectively, was accrued for AROs (including both current and noncurrent amounts) in North and South America. In August 2016, Mosaic deposited $630 million into two trust funds as financial assurance to support certain estimated future AROs. See Note 14 of our Notes to Consolidated Financial Statements for additional information regarding the Environmental Protection Agency (“EPA”) RCRA Initiative.
Income Taxes
We make estimates for income taxes in three major areas: valuation allowances, uncertain tax positions, and U.S. deferred income taxes on our non-U.S. subsidiaries’ undistributed earnings.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets, specifically the evaluation of net operating loss carryforwards and foreign tax credit carryforwards, is dependent on generating certain types of future taxable income, using both historical and projected future operating results, the source of future income, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of December 31, 2024 and 2023, we had a valuation allowance of $1.5 billion and $1.4 billion, respectively. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, resolution of matters under tax audit and foreign currency exchange rates could result in adjustment to these allowances.
Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $14.2 million as of December 31, 2024.
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
We have a target liquidity buffer of up to $3.0 billion, including cash and available credit facilities. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to stockholders, including paying our dividend. During 2024 we returned capital to our stockholders through share repurchases of $235.4 million and by paying dividends of $270.7 million.
As of December 31, 2024, we had cash and cash equivalents of $272.8 million, marketable securities held in trusts to fund future obligations of $695.2 million, long-term debt including current maturities of $3.4 billion, short-term debt of $847.1 million and stockholders’ equity of $11.6 billion. In addition, we had $402.3 million of commercial arrangements for certain customer purchases in Brazil through structured payable arrangements, as discussed in Note 11 of our Notes to Consolidated Financial Statements.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of December 31, 2024. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing funds held by non-U.S. subsidiaries back to the U.S., aside from withholding taxes.
Sources and Uses of Cash
As of December 31, 2024, we had cash and cash equivalents and restricted cash of $272.8 million. Funds generated by operating activities, available cash and cash equivalents and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings, either under our revolving credit facility or through long-term borrowings, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments for the foreseeable future. We expect our capital expenditures to be approximately $1.3 billion in 2025. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At December 31, 2024, we had $2.5 billion available under our $2.5 billion revolving credit facility. See Note 11 of our Notes to Consolidated Financial Statements for additional information relating to our financing arrangements, which is hereby incorporated by reference.
We have certain contractual obligations that require us to make cash payments on a scheduled basis. These include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations and funding requirements of pension and postretirement obligations. Our long-term debt has maturities ranging from one year to 19 years. Unconditional purchase obligations are our largest contractual cash obligations. These include obligations for contracts to purchase raw materials such as sulfur, ammonia, phosphate rock and natural gas, obligations to purchase raw materials for our international distribution activities and maintenance and services. Other large cash obligations are our AROs and other environmental obligations, primarily related to our Phosphates and Mosaic Fertilizantes segments. We expect to fund our AROs and other environmental obligations, purchase obligations, long-term debt and capital expenditures with a combination of operating cash flows, cash and cash equivalents and borrowings.

The following is a summary of our material contractual cash obligations as of December 31, 2024:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$3,377.6	$45.3	$751.3	$618.2	$1,962.8
Estimated interest payments on long-term debt(b)	1,612.4	178.2	343.5	240.6	850.1
Operating leases	225.1	58.3	74.3	49.4	43.1
Purchase commitments(c)	6,930.6	2,842.1	3,525.7	525.7	37.1
Pension and postretirement liabilities(d)	124.0	4.4	20.0	23.8	75.8
Total contractual cash obligations	$12,269.7	$3,128.3	$4,714.8	$1,457.7	$2,968.9
______________________________
(a)Long-term debt primarily consists of unsecured notes, finance leases, unsecured debentures and secured notes.
(b)Based on interest rates and debt balances as of December 31, 2024.
(c)Based on prevailing market prices as of December 31, 2024. For additional information related to our purchase commitments, see Note 22 of our Notes to Consolidated Financial Statements.
(d)The 2025 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments. The above amounts include our North America and Brazil plans.
See Off-Balance Sheet Arrangements and Obligations below for more information on other environmental obligations.
Summary of Cash Flows
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for calendar years 2024, 2023 and 2022:

	Years Ended December 31,
(in millions)				2024-2023		2023-2022
Cash Flow	2024	2023	2022	Change	Percent	Change	Percent
Net cash provided by operating activities	$1,299.2	$2,407.2	$3,935.8	$(1,108.0)	(46)%	$(1,528.6)	(39)%
Net cash used in investing activities	(1,261.0)	(1,317.2)	(1,259.6)	56.2	4%	(57.6)	(5)%
Net cash used in financing activities	(131.9)	(1,480.5)	(2,678.7)	1,348.6	91%	1,198.2	45%
Operating Activities
In 2024, net cash flow from operating activities provided us with a significant source of liquidity. For the year ended December 31, 2024, net cash provided by operating activities was $1.3 billion, compared to $2.4 billion in the prior year. Our results of operations, after non-cash adjustments to net earnings, contributed $1.3 billion to cash flows from operating activities during 2024, compared to $2.0 billion during 2023. During 2024, we had a favorable change in assets and liabilities of $21.1 million, compared to $401.7 million in 2023.
The change in assets and liabilities for the year ended December 31, 2024, was primarily driven by unfavorable changes in inventories of $275.6 million and other current and long-term assets of $79.2 million. These changes were mostly offset by favorable impacts from changes in accounts payable and accrued liabilities of $96.4 million and other noncurrent liabilities of $220.3 million. The change in inventories was driven primarily by an increase in inventory volumes in Brazil. The change in other current and noncurrent assets was primarily due to an increase in supplier prepayments and cloud computing costs in the current year. The increase in accounts payable and accrued liabilities was primarily driven by the timing of payments. The increase in other noncurrent liabilities was primarily due to an increase in environmental reserves in the current year.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was comparable to the same period a year ago at $1.3 billion, primarily driven by capital expenditures of $1.25 billion in 2024.
Financing Activities
Net cash used in financing activities was $131.9 million for the year ended December 31, 2024, compared to $1.5 billion in the prior year. In 2024, we made paid dividends of $302.6 million and made repurchases of our common stock for $235.4 million. We also made net payments on our long-term debt of $3.1 million and had net payments on structured accounts payable of $17.7 million. In 2024, we received net proceeds from short-term borrowings of $253.2 million.
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
Information regarding guarantees that meet the above requirements is included in Note 17 of our Notes to Consolidated Financial Statements and is hereby incorporated by reference. We do not have any contingent interest in assets transferred, derivative instruments or variable interest entities that qualify as off-balance sheet arrangements under SEC rules.

Other Commercial Commitments
The following is a summary of our other commercial commitments as of December 31, 2024:

		Commitment Expiration by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$63.8	$63.8	$—	$—	$—
Surety bonds	793.7	793.7	—	—	—
Total	$857.5	$857.5	$—	$—	$—
The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We issue letters of credit through our revolving credit facility and bilateral agreements. As of December 31, 2024, we had no outstanding letters of credit through our credit facility and $63.8 million outstanding through bilateral agreements. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack” or “Gypstacks”) closure in our Florida and Louisiana operations where, for permitting purposes, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. As of December 31, 2024, we had $411.8 million in surety bonds and a $50 million letter of credit included in the total amount above. These bonds and letters of credit are outstanding for reclamation obligations, primarily related to mining in Florida. We also have a surety bond of $327.1 million with the EPA which was delivered as a substitute for the financial assurance provided through a trust (the “Plant City Trust”). The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.
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
Currently, state financial assurance requirements in Florida and Louisiana for the closure and post-closure care of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs of Gypstacks, the undiscounted value of our North America Gypstacks is approximately $3.0 billion. The value of the AROs for closure and post-closure care of our North America Gypstacks, discounted to the present value, based on a credit-adjusted, risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $1.5 billion as of December 31, 2024. Compliance with the financial assurance requirements in Florida and Louisiana is generally based on the undiscounted Gypstack closure estimates.
We satisfy substantially all of our Florida, Louisiana and federal financial assurance requirements through compliance with the financial assurance requirements under the 2015 Consent Decrees by providing third-party credit support in the form of surety bonds (including under the Plant City Consent Decree), and a financial test mechanism supported by a corporate guarantee (“Bonnie Financial Test”) related to a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) as discussed below. We comply with our remaining state financial assurance requirements because our financial strength permits us to meet applicable financial strength tests. There have been times in the past that we have not met the applicable financial strength tests and there can be no assurance that we will be able to meet the applicable financial strength tests in the future. In the event we do not meet either financial strength test, we could be required to seek an alternate financial strength test acceptable to state regulatory authorities or provide credit support, which may include surety bonds, letters of credit and cash escrows or trust funds. Cash escrows or trust funds would be classified as restricted cash on our

Consolidated Balance Sheets. Assuming we maintain our current levels of liquidity and capital resources, we do not expect that these Florida and Louisiana requirements will have a material effect on our results of operations, liquidity or capital resources.
As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to the estimated costs (“Gypstack Closure Costs”) at both the Plant City Facility and the Bonnie Facility. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One was initially the Plant City Trust established to meet the requirements under a consent decree with EPA and the FDEP with respect to U.S. Resource Conservation and Recovery Act (“RCRA”) compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond delivered to EPA (the “Plant City Bond”). The amount of the Plant City Bond is $327.1 million at December 31, 2024, which reflects our closure cost estimates at that date. The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. On July 27, 2018, we received $21.0 million from the Bonnie Facility Trust by substituting the trust fund for the Bonnie Financial Test supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
Other Long-Term Obligations
The following is a summary of our other long-term obligations, including Gypstacks and land reclamation, as of December 31, 2024:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO(a)	$4,484.5	$295.7	$398.4	$320.9	$3,469.5
______________________________
(a)Represents the undiscounted estimated cash outflows required to settle the AROs. For the Potash segment, this excludes the subsequent years of tailings area management for activities such as dissolution and reclamation of land, which are estimated to require an additional 161 to 391 years until completion. The corresponding present value of all future expenditures is $2.6 billion as of December 31, 2024 and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.
Most of our export sales of potash crop nutrients are marketed through a North American export association, Canpotex, which funds its operations in part through third-party financing facilities. As a member, Mosaic and our subsidiaries are subject to certain conditions and exceptions and contractually obligated to reimburse Canpotex for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from Canpotex.
Commitments are set forth in Note 22 of our Notes to Consolidated Financial Statements and are hereby incorporated by reference.
Income Tax Obligations
Gross uncertain tax positions as of December 31, 2024 of $14.2 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 13 of our Notes to Consolidated Financial Statements.
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
As discussed above, we have Canadian dollar, Brazilian real and other foreign currency exchange contracts. As of December 31, 2024 and 2023, the fair value of our major foreign currency exchange contracts was an asset of $82.6 million and a liability of $28.4 million, respectively. We recorded an unrealized loss of $108.0 million in cost of goods sold and recorded an unrealized loss of $2.1 million in foreign currency transaction gain (loss) in the Consolidated Statements of Earnings for 2024.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of December 31, 2024				As of December 31, 2023
	Expected Maturity Date Years ending December 31,			Fair Value	Expected Maturity Date Years ending December 31,			Fair Value
(in millions)	2025	2026	2027		2024	2025	2026
Foreign Currency Exchange Forwards
Canadian Dollar				$(32.6)				$15.5
Notional (million US$) - short Canadian dollars	$51.6	$—	$—		$297.3	$—	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3771	—	—		1.3387	—	—
Notional (million US$) - long Canadian dollars	$638.3	$—	$—		$1,068.5	$120.5	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3504	—	—		1.3430	1.3445	—
Indian Rupee				$—				$—
Notional (million US$) - short Indian rupee	$2.0	$—	$—		$—	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	84.0382	—	—		—	—	—
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(51.2)				$14.6
Notional (million US$) - long Brazilian real	$563.4	$—	$—		$741.7	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.8279	—	—		5.0023	—	—
Indian Rupee				$1.1				$(0.3)
Notional (million US$) - short Indian rupee	$89.1	$—	$—		$80.0	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	84.7720	—	—		83.7458	—	—
China Renminbi				$0.1				$(1.4)
Notional (million US$) - short China renminbi	$33.0	$—	$—		$110.7	$—	$—
Weighted Average Rate - China renminbi to U.S. dollar	7.1923	—	—		7.1336	—	—
Total Fair Value				$(82.6)				$28.4
Commodities
We use forward purchase contracts, swaps and occasionally three-way collars to reduce the risk related to significant price changes in our inputs and product prices.
All gains and losses on commodities contracts are recorded in cost of goods sold in the Consolidated Statements of Earnings.
As of December 31, 2024 and 2023, the fair value of our major commodities contracts was ($1.8) million and ($10.3) million, respectively. We recorded an unrealized gain of $7.2 million in cost of goods sold in the Consolidated Statements of Earnings for 2024.
Our primary commodities exposure relates to price changes in natural gas.

The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of December 31, 2024				As of December 31, 2023
	Expected Maturity Date Years ending December 31,			Fair Value	Expected Maturity Date Years ending December 31,			Fair Value
(in millions)	2025	2026	2027		2024	2025	2026
Natural Gas Swaps				$(1.8)				$(10.3)
Notional (million MMBTU) - long	2.5	—	—		15.1	2.0	—
Weighted Average Rate (US$/MM BTU)	$2.73	$—	$—		$2.75	$3.30	$—
Total Fair Value				$(1.8)				$(10.3)
Interest Rates
From time to time, we enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. At December 31, 2024 and 2023, we had no interest rate swap agreements in effect.
Summary
Overall, there have been no material changes in our primary market risk exposures since the prior year. In 2025, we do not expect any material changes in our primary risk exposures. Additional information about market risk associated with our investments held in the RCRA Trusts is provided in Note 12 of our Notes to Consolidated Financial Statements. For additional information related to derivatives, see Notes 15 and 16 of our Notes to Consolidated Financial Statements.
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
We have a comprehensive EHS management program that seeks to achieve sustainable, predictable and verifiable EHS performance. Key elements of our EHS program include: (i) identifying and managing EHS risk; (ii) complying with legal requirements; (iii) improving our EHS procedures and protocols; (iv) educating employees regarding EHS obligations; (v) retaining and developing professional qualified EHS staff; (vi) evaluating facility conditions; (vii) evaluating and enhancing safe workplace behaviors; (viii) performing audits; (ix) formulating EHS action plans; and (x) assuring accountability of all managers and other employees for EHS performance. Our business units are responsible for implementing day-to-day elements of our EHS program, assisted by integrated EHS professionals. We conduct audits to verify that each facility has identified risks, achieved regulatory compliance, improved EHS performance and incorporated EHS management systems into day-to-day business functions.
New or proposed regulatory programs or policies can present significant challenges in ascertaining future compliance obligations, implementing compliance plans, and estimating future costs until implementing regulations are finalized and definitive regulatory interpretations are adopted. New or proposed regulatory standards may require modifications to our facilities or to operating procedures and these modifications may involve significant capital costs or increases in operating costs. For example the Company is monitoring recently enacted standards in the European Union and California on climate change disclosure and is taking steps to address those new requirements.
We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards and to continue to improve our environmental stewardship. In 2025, excluding capital expenditures arising out of the consent decrees referred to under “EPA RCRA Initiative” in Note 14 of our Notes to Consolidated Financial Statements, we expect environmental capital expenditures to total approximately $480 million, primarily related to:

(i) modification or construction of waste management infrastructure and water treatment systems; (ii) construction and modification projects associated with Gypstacks and clay settling ponds at our Phosphates facilities and tailings management areas for our Potash mining and processing facilities; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $275 million in 2025. In 2026, we estimate environmental capital expenditures will be approximately $465 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $215 million. We spent approximately $545 million and $470 million for the years ended December 31, 2024 and 2023, respectively, for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation, Gypstack closure or water treatment expenditures will not be required in 2025 or in the future.
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
A denial of our permits, the issuance of permits with cost-prohibitive conditions, substantial delays in issuing key permits, legal actions that prevent us from relying on permits or revocation of permits can prevent or delay our mining or operations at the affected properties and thereby materially affect our business, results of operations, liquidity or financial condition.
In addition, in the U.S., local stakeholder involvement has become an increasingly important factor in the permitting process for companies like ours, and various counties and other parties, particularly in Florida, have in the past filed and continue to file lawsuits or administrative appeals challenging the issuance of some of the permits we require. These actions can significantly delay permit issuance. Additional information regarding certain potential or pending permit challenges is provided in Note 23 to our Consolidated Financial Statements and is incorporated herein by reference.
Federal Initiatives to Define “Waters of the United States.” The Clean Water Act (“CWA”) authorizes federal jurisdiction over “navigable waters,” defined in the Act as “waters of the United States” and often abbreviated as “WOTUS.” As it relates to Mosaic’s operations and facilities, the scope of the term WOTUS dictates legal requirements for our national pollutant discharge elimination system wastewater discharge permits and for impacts to surface waters and wetlands associated with our phosphate mining and some production operations. A broad definition of WOTUS, and thus the scope of federal jurisdiction, increases the time required to identify wetlands and waterways subject to federal regulatory and permitting requirements, and the amount and type of mitigation required to compensate for impacts to jurisdictional WOTUS caused by our mining operations.

On May 25, 2023, the U.S. Supreme Court issued its opinion in Sackett v EPA, which significantly limits water features that can be considered WOTUS and therefore subject to CWA Section 404 jurisdiction. The Sackett decision is binding nationwide as to the determination of which wetlands and waters are subject to the CWA.

The Sackett decision invalidated the January 18, 2023 definition of WOTUS promulgated by EPA which had expanded federal jurisdiction. In response to Sackett, EPA issued a final rule that became effective September 8, 2023 intended to conform its definition of WOTUS to the Sackett decision.

As a result of ongoing litigation, the January 2023 WOTUS rule, as “conformed” by the September 2023 rule, is being implemented in 23 states, including New Mexico. In the other 27 states, including Florida, WOTUS is being interpreted consistent with the pre-2015 regulatory regime and the Supreme Court's Sackett decision.
Water Quality Regulations for Nutrient Discharges. New nutrient regulatory initiatives could have a material effect on either us or our customers. For example, the Mississippi River/Gulf of America Hypoxia Task Force was established by The

Environmental Protection Agency in 1997 to coordinate activities with twelve states within the Mississippi River Basin to reduce nutrient loading in streams and tributaries through regulatory and voluntary actions. The strategy calls for, among other matters, reduction of the flow of excess nutrients into the Gulf of America through state nutrient reduction frameworks, new nutrient reduction approaches and reduction of agricultural and urban sources of excess nutrients. Implementation of the strategy will require legislative or regulatory action at the state level. Through these heightened actions by the states, some are also leveraging groundwater protection initiatives to mandate nutrient use restrictions for fall applications in specific agricultural regions to limit nutrient losses. While some of the legislative actions have changed application timing of nutrient use, we cannot overall predict what the requirements of any such legislative or regulatory action could be or whether or how it would affect us or our customers.
Reclamation Obligations. During phosphate mining we remove overburden to retrieve phosphate rock reserves. Once we have finished mining in an area, we use the overburden and sand tailings produced by the beneficiation process to reclaim the area in accordance with approved reclamation plans and applicable laws. We have incurred and will continue to incur significant costs to fulfill our reclamation obligations.
Management of Residual Materials and Closure of Management Areas. Mining and processing of potash and phosphate generate residual materials that must be managed both during the operation of the facility and after facility closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. Phosphate clay residuals from mining are deposited in clay storage areas (“CSAs”). Processing of phosphate rock with sulfuric acid generates phosphogypsum that currently is stored in Gypstacks.
During the life of the tailings management areas, CSAs and Gypstacks, we have incurred and will continue to incur significant costs to manage residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed. Our AROs are further discussed in Note 14 of our Notes to Consolidated Financial Statements.
New Wales Water Loss Incident. In August 2016, a sinkhole developed under one of the two cells of the Phase II Gypstack at our New Wales facility in Polk County, Florida, resulting in process water from the stack draining into the sinkhole. The incident was reported to the FDEP and EPA. In connection with the incident, our subsidiary, Mosaic Fertilizer, LLC (“Mosaic Fertilizer”), entered into a consent order (“Order”) with the FDEP in October 2016. Pursuant to the Order, Mosaic Fertilizer agreed to, among other things, implement an approved repair plan to close the sinkhole; perform additional water monitoring and if necessary, assessment and rehabilitation activities in the event of identified offsite impacts; provide financial assurance; and evaluate the risk of potential future sinkhole formation at our active Florida Gypstack operations.
Financial Assurance. Separate from our accounting treatment for reclamation and closure liabilities, some jurisdictions in which we operate require us either to pass a test of financial strength or provide credit support, typically cash deposits, surety bonds, financial guarantees or letters of credit, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See “Other Commercial Commitments” under “Off-Balance Sheet Arrangements and Obligations” above for additional information about these requirements. We also have obligations under certain consent decrees and a separate financial assurance arrangement relating to our facilities in Florida and Louisiana. Two consent decrees that became effective in 2016 resolved claims under RCRA and state hazardous waste laws relating to our management of certain waste materials onsite at certain fertilizer manufacturing facilities in Florida and Louisiana. Under these consent decrees, in 2016, we deposited $630 million in cash into two trust funds to provide additional financial assurance for the estimated costs of closure and post-closure care of our phosphogypsum management systems. In addition, in 2017 we issued a letter of credit in the amount of $50 million to further support our financial assurance obligation under the Florida 2015 Consent Decree. While our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed, the funds on deposit in the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long-term care obligations. If and when our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. See the discussion under “EPA RCRA Initiative” in Note 14 of our Notes to Consolidated Financial Statements for additional information about these matters.

We have fully funded a trust valued at $25 million (Canadian dollars) in satisfaction of financial assurance requirements for closure of our Saskatchewan Potash facilities. Trust performance is subject to review by the Province of Saskatchewan every five years during its existence.

In 2020, we executed and thereafter have maintained a surety bond in the amount of approximately $82 million to establish financial assurance for closure of our Carlsbad, New Mexico potash facility with the U.S. Department of the Interior, Bureau of Land Management and the New Mexico Environment Department.
Climate Change
We are committed to meeting the challenges of crop nutrient and animal feed ingredient production while working to mitigate greenhouse gas emissions. We have implemented innovative energy recovery technologies that result in our generation of much of the energy we need, particularly in our U.S. Phosphates operations, from high efficiency heat recovery systems. In 2021, we announced our goal to achieve net-zero greenhouse gas emissions companywide by 2040.
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
•Operation of transport trucks, mining and construction equipment and other machinery powered by internal combustion engines utilizing fossil fuels.
In addition, the production of energy and raw materials that we purchase from unrelated parties for use in our business and energy used in the transportation of our products and raw materials are sources of greenhouse gas emissions.
Governmental greenhouse gas emission initiatives include, among others, the December 2015 agreement (the “Paris Agreement”) which was the outcome of the 21st session of the Conference of the Parties under the United Nations Framework Convention on Climate Change. The Paris Agreement, which was signed by nearly 200 nations, including the U.S. and Canada, entered into force in 2016 and sets out a goal of limiting the average rise in temperatures for this century to below 2 degrees Celsius. Each signatory is expected to develop its own plan (referred to as a Nationally Determined Contribution, or “NDC”) for reaching that goal. The U.S. formally withdrew from the Paris Agreement in January 2025.
Various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, EPA or various states and those initiatives already adopted may be used to implement a U.S. NDC in the future. We will continue to monitor climate-related policy in the U.S.
Brazil ratified the Paris Agreement in September 2016, committing to a NDC that includes economy-wide greenhouse gas reduction targets by 2030. Since 2020, the Brazilian Congress has been active in proposing climate-related legislation and could approve new instruments to combat climate change in this current legislature.
Canada’s intended NDC aims to achieve significant greenhouse gas emission reductions. In 2016, the Canadian federal government announced plans for a comprehensive tax on carbon emissions, under which provinces opting out of the tax would have the option of adopting a cap-and-trade system. In the plans, the federal government also committed to implementing a federal carbon pricing backstop system that will apply in any province or territory that does not have a carbon pricing system in place by 2018. As of April 1, 2024 a carbon tax of $80 per tonne now applies in Canada for any emitter not covered under the federal backstop program or approved provincial program. A revised plan was submitted by Saskatchewan to the federal government in 2022, which was subsequently approved in its entirety in November 2022. Our Saskatchewan Potash facilities are subject to the Saskatchewan climate change plan regarding emissions at our facilities; however, indirect costs from the carbon tax associated with electricity, natural gas consumption and transportation are currently passed through to Mosaic. More stringent laws and regulations may be enacted to accomplish the goals set out in Canada’s NDC.
It is possible that future legislation or regulation addressing climate change, including in response to the Paris Agreement or any new international agreements, could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material or adversely impact our competitive advantage. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as China, India, former Soviet Union countries or Morocco, are less stringent than in our production regions, our competitors could gain cost or other competitive advantages over us.
Operating Impacts Due to Climate Change. The prospective impact of climate change on our operations and those of our customers and farmers remains uncertain. The impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities and changing temperature levels. These changes could be severe. These impacts could vary by geographic location. Severe climate change could impact our costs and operating activities, the location and cost of global grain and oilseed production, and the supply and demand for grains and oilseeds. At the present time, we cannot predict the prospective impact of climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.
Remedial Activities
Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) (aka Superfund) and state analogues impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including those who have disposed of “hazardous substances” at a location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we are alleged to have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $197.5 million as of December 31, 2024, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.
Remediation at Our Facilities. Many of our formerly owned or current facilities have been in operation for decades. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings at these facilities by us and predecessor operators have resulted in soil, surface water and groundwater impacts.
At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under Superfund or otherwise. In some instances we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address site impacts. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into account established accruals, future expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on our business or financial condition. However, material expenditures by us could be required in the future to remediate the environmental impacts at these or at other current or former sites.
Remediation at Third-Party Facilities. Various third parties have alleged that our historical operations have impacted neighboring offsite areas or nearby third-party facilities. In some instances we have agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under Superfund or otherwise, may be required to address offsite impacts. Our remedial liability at these sites, either alone or in the aggregate, taking into account established accruals, currently is not expected to have a material adverse effect on our business or financial condition. As more information is obtained regarding these sites, this expectation could change.
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
Environmental Justice
Some state governments have adopted or are adopting standards or policies requiring environmental justice reviews in some permitting actions. In general, they require governmental agencies to evaluate projects for disproportionate impacts to disadvantaged or already burdened communities. If such conditions are found, they might result in a permit denial, or restrictive or cost prohibitive conditions imposed on our operations and may impair our business and operations and could have a material adverse effect on our business, financial condition or results of operations.
Sustainability
We are committed to making informed choices that improve our corporate governance, financial strength, operational efficiency, environmental stewardship, community engagement and resource management. Through these efforts, we intend to sustain our business and experience lasting success.
We have included, or incorporate by reference, throughout this Form 10-K discussions of various matters relating to our sustainability, in its broadest sense, that we believe may be material to our investors. These matters include, but are not limited to, discussions about: corporate governance, including the leadership and respective roles of our Board of Directors and its committees, and management; recent and prospective developments in our business; product development; risk, enterprise risk management and risk oversight; the regulatory and permitting environment for our business and ongoing regulatory and permitting initiatives; executive compensation practices; employee and contractor safety; human capital matters and other EHS matters, including climate change, water management, energy and other operational efficiency initiatives: reclamation and AROs. Other matters relating to sustainability are included in our sustainability reports that are available on our website at www.mosaicco.com/ourresponsibility. Our sustainability reports are not incorporated by reference in this Form 10-K.
Additional Information
For additional information about phosphate mine permitting in Florida, our environmental liabilities, the environmental proceedings in which we are involved, our AROs related to environmental matters and our related accounting policies, see Environmental Liabilities and AROs under Critical Accounting Estimates above and Notes 2, 14, and 23 of our Notes to Consolidated Financial Statements.
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
•because of political and economic instability, civil unrest or changes in government policies in Brazil, Peru or other countries in which we do business, our operations could be disrupted as higher costs of doing business could result, including those associated with implementation of new freight tables and new mining legislation;
•potential U.S. imposed tariffs on Canadian potash imports and retaliatory tariffs by Canada or other countries on U.S. phosphates exports;
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
•changes in the environmental and other governmental regulation that applies to our operations, including federal legislation or regulatory action expanding the types and extent of water resources regulated under federal law and the possibility of further federal or state legislation or regulatory action affecting or related to greenhouse gas emissions, including carbon taxes or other measures that may be implemented in Canada or other jurisdictions in which we operate, or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of nutrients into the Gulf of America, the Mississippi River basin or elsewhere;
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
•the effectiveness of the processes we put in place to manage our significant strategic priorities and to successfully integrate and grow acquired businesses;
•actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations;
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

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2024 and incorporated by reference herein as if fully stated herein.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Mosaic Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of asset retirement obligations for water treatment costs
As discussed in Note 14 to the consolidated financial statements, the Company has recorded asset retirement obligations (AROs) of $2,572.2 million as of December 31, 2024. The ARO includes the planned treatment of contaminated water (“water treatment costs”) and other asset retirement activities at the Company’s Florida and Louisiana facilities.
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
March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Mosaic Company:

Opinion on Internal Control Over Financial Reporting
We have audited The Mosaic Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Tampa, Florida
March 3, 2025

Consolidated Statements of Earnings
In millions, except per share amounts

	Years Ended December 31,
	2024	2023	2022
Net sales	$11,122.8	$13,696.1	$19,125.2
Cost of goods sold	9,610.9	11,485.5	13,369.4
Gross margin	1,511.9	2,210.6	5,755.8
Selling, general and administrative expenses	496.9	500.5	498.0
Other operating expenses	393.5	372.0	472.5
Operating earnings	621.5	1,338.1	4,785.3
Interest expense, net	(182.8)	(129.4)	(137.8)
Foreign currency transaction (loss) gain	(685.8)	194.0	97.5
Gain on sale of equity investment	522.2	—	—
Other income (expense)	40.3	(76.8)	(102.5)
Earnings from consolidated companies before income taxes	315.4	1,325.9	4,642.5
Provision for income taxes	186.7	177.0	1,224.3
Earnings from consolidated companies	128.7	1,148.9	3,418.2
Equity in net earnings of nonconsolidated companies	73.3	60.3	196.0
Net earnings including noncontrolling interests	202.0	1,209.2	3,614.2
Less: Net earnings attributable to noncontrolling interests	27.1	44.3	31.4
Net earnings attributable to Mosaic	$174.9	$1,164.9	$3,582.8
Basic net earnings per share attributable to Mosaic	$0.55	$3.52	$10.17
Basic weighted average number of shares outstanding	319.8	331.3	352.4
Diluted net earnings per share attributable to Mosaic	$0.55	$3.50	$10.06
Diluted weighted average number of shares outstanding	320.7	333.2	356.0

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)
In millions

	Years Ended December 31,
	2024	2023	2022
Net earnings including noncontrolling interest	$202.0	$1,209.2	$3,614.2
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(495.6)	154.1	(255.0)
Net actuarial gain and prior service cost	10.9	20.1	19.7
Realized gain (loss) on interest rate swap	(0.1)	1.4	1.5
Net gain (loss) on marketable securities held in trust fund	(14.8)	23.7	(24.8)
Other comprehensive income (loss)	(499.6)	199.3	(258.6)
Comprehensive income (loss)	(297.6)	1,408.5	3,355.6
Less: Comprehensive income attributable to noncontrolling interest	21.6	46.3	33.2
Comprehensive income (loss) attributable to Mosaic	$(319.2)	$1,362.2	$3,322.4

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
In millions, except per share amounts

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$272.8	$348.8
Receivables, net	1,113.3	1,269.2
Inventories	2,548.4	2,523.2
Other current assets	563.8	603.8
Total current assets	4,498.3	4,745.0
Property, plant and equipment, net	13,352.6	13,585.4
Equity securities and investments in nonconsolidated companies	1,533.4	909.0
Goodwill	1,061.1	1,138.6
Deferred income taxes	958.3	1,079.2
Other assets	1,520.3	1,575.6
Total assets	$22,924.0	$23,032.8
Liabilities and Equity
Current liabilities:
Short-term debt	$847.1	$399.7
Current maturities of long-term debt	45.3	130.1
Structured accounts payable arrangements	402.3	399.9
Accounts payable	1,156.5	1,166.9
Accrued liabilities	1,720.1	1,777.1
Total current liabilities	4,171.3	3,873.7
Long-term debt, less current maturities	3,332.3	3,231.6
Deferred income taxes	942.8	1,065.5
Other noncurrent liabilities	2,862.9	2,429.2
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 394,648,654 shares issued and 316,932,047 shares outstanding as of December 31, 2024, 393,875,241 shares issued and 324,103,141 shares outstanding as of December 31, 2023	3.2	3.2
Capital in excess of par value	2.1	—
Retained earnings	13,926.1	14,241.9
Accumulated other comprehensive loss	(2,449.0)	(1,954.9)
Total Mosaic stockholders’ equity	11,482.4	12,290.2
Non-controlling interests	132.3	142.6
Total equity	11,614.7	12,432.8
Total liabilities and equity	$22,924.0	$23,032.8

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
In millions, except per share amounts

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$202.0	$1,209.2	$3,614.2
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	1,025.5	960.6	933.9
Deferred and other income taxes	(142.9)	(261.2)	344.4
Equity in net (earnings) of nonconsolidated companies, net of dividends	(55.7)	(31.8)	(191.5)
Accretion expense for asset retirement obligations	111.2	96.1	81.6
Amortization of debt financing fees	36.5	21.4	7.2
Share-based compensation expense	31.8	33.0	27.9
Unrealized (gain) loss on derivatives	104.1	(29.0)	4.3
Foreign currency adjustments	462.7	(94.0)	(67.9)
(Gain) loss on sale of securities	(2.4)	19.4	46.6
Pension settlement loss	—	42.4	41.9
Gain on sale of business	—	(56.5)	—
Gain on sale of equity investment	(538.2)	—	—
Unrealized (gain) loss on equity securities	(28.3)	—	—
Other	71.8	95.9	85.7
Changes in assets and liabilities:
Receivables, net	59.2	526.3	(215.2)
Inventories, net	(275.6)	1,061.4	(749.6)
Other current assets and noncurrent assets	(79.2)	(239.2)	(247.4)
Accounts payable and accrued liabilities	96.4	(1,055.1)	219.8
Other noncurrent liabilities	220.3	108.3	(0.1)
Net cash provided by operating activities	1,299.2	2,407.2	3,935.8
Cash Flows from Investing Activities
Capital expenditures	(1,251.8)	(1,402.4)	(1,247.3)
Purchases of available-for-sale securities - restricted	(1,529.7)	(1,240.8)	(762.5)
Proceeds from sale of available-for-sale securities - restricted	1,501.1	1,209.1	743.0
Proceeds from sale of business	—	158.4	—
Acquisition of business	—	(41.0)	—
Other	19.4	(0.5)	7.2
Net cash used in investing activities	(1,261.0)	(1,317.2)	(1,259.6)
Cash Flows from Financing Activities
Payments of short-term debt	(16,779.6)	(9,832.0)	(1,761.2)
Proceeds from issuance of short-term debt	17,032.8	10,007.1	1,980.5
Payments from inventory financing arrangement	(1,805.0)	(601.4)	(1,651.5)
Proceeds from inventory financing arrangement	2,004.5	601.4	1,348.8
Payments of structured accounts payable arrangements	(755.0)	(1,432.9)	(1,476.6)
Proceeds from structured accounts payable arrangements	737.3	1,048.2	1,460.5
Collections of transferred receivables	425.5	1,468.6	2,352.1
Payments of transferred receivables	(425.5)	(1,468.6)	(2,433.2)
Payments of long-term debt	(67.2)	(995.3)	(610.3)
Proceeds from issuance of long-term debt	70.3	900.0	—
Repurchases of stock	(235.4)	(756.0)	(1,665.2)
Cash dividends paid	(270.7)	(351.6)	(197.7)
Dividends paid to non-controlling interest	(31.9)	(41.5)	(38.0)
Other	(32.0)	(26.5)	13.1
Net cash used in financing activities	(131.9)	(1,480.5)	(2,678.7)
Effect of exchange rate changes on cash	37.9	(2.8)	(29.7)
Net change in cash, cash equivalents and restricted cash	(55.8)	(393.3)	(32.2)
Cash, cash equivalents and restricted cash—beginning of year	360.8	754.1	786.3
Cash, cash equivalents and restricted cash—end of year	$305.0	$360.8	$754.1
See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Continued)
In millions, except per share amounts

	Years Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows:
Cash and cash equivalents	$272.8	$348.8	$735.4
Restricted cash in other current assets	14.9	8.6	8.2
Restricted cash in other assets	17.3	3.4	10.5
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$305.0	$360.8	$754.1
See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity
In millions, except per share data

		Dollars
	Shares	Mosaic Stockholders
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance as of December 31, 2021	368.7	$3.7	$478.0	$12,014.2	$(1,891.8)	$144.4	$10,748.5
Total comprehensive income (loss)	—	—	—	3,582.8	(260.4)	33.2	3,355.6
Vesting of restricted stock units	1.2	—	(19.2)	—	—	—	(19.2)
Stock based compensation	—	—	31.5	—	—	—	31.5
Stock option exercises	—	—	16.0	—	—	—	16.0
Repurchases of stock	(30.8)	(0.3)	(506.3)	(1,166.6)	—	—	(1,673.2)
Dividends ($0.60 per share)	—	—	—	(227.0)	—	—	(227.0)
Dividends for noncontrolling interests	—	—	—	—	—	(38.0)	(38.0)
Balance as of December 31, 2022	339.1	3.4	—	14,203.4	(2,152.2)	139.6	12,194.2
Total comprehensive income	—	—	—	1,164.9	197.3	46.3	1,408.5
Vesting of restricted stock units	1.9	—	(0.8)	(53.4)	—	—	(54.2)
Stock based compensation	—	—	33.0	—	—	—	33.0
Share repurchases, including tax of $6.4 million	(16.9)	(0.2)	(32.2)	(722.0)	—	—	(754.4)
Dividends ($0.85 per share)	—	—	—	(351.0)	—	—	(351.0)
Equity to noncontrolling interests	—	—	—	—	—	(43.3)	(43.3)
Balance as of December 31, 2023	324.1	3.2	—	14,241.9	(1,954.9)	142.6	12,432.8
Total comprehensive income	—	—	—	174.9	(494.1)	21.6	(297.6)
Vesting of restricted stock units	0.7	—	—	(10.5)	—	—	(10.5)
Stock based compensation	—	—	31.8	—	—	—	31.8
Share repurchases, including tax of $2.1 million	(7.9)	—	(29.7)	(207.8)	—	—	(237.5)
Dividends ($0.85 per share)	—	—	—	(272.4)	—	—	(272.4)
Dividends for noncontrolling interests	—	—	—	—	—	(31.9)	(31.9)
Balance as of December 31, 2024	316.9	$3.2	$2.1	$13,926.1	$(2,449.0)	$132.3	$11,614.7
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
We are organized into the following business segments:
•Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. We have a 75% economic interest in the Miski Mayo Phosphate Mine in Peru. These results are consolidated in the Phosphates segment. Through December 24, 2024, the Phosphates segment included our prior 25% interest in the Ma’aden Wa’ad Al Shamal Phosphate Company (“MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. On December 24, 2024, we exchanged our ownership of MWSPC for shares of Ma’aden. Our equity in the net earnings or losses relating to MWSPC were recognized on a one-quarter lag in our Consolidated Statements of Earnings.
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
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives and investment in equity securities of Ma'aden, debt expenses and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other.
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
We sell Canadian-sourced potash outside Canada and the U.S. exclusively through Canpotex distribution. Canpotex sells potash to buyers in export markets pursuant to term and spot contracts at agreed upon prices. For sales through this channel, our revenue is recognized at the amount received from Canpotex representing proceeds from their sale of potash, less net costs of Canpotex. Sales are recognized when control is transferred to Canpotex, typically upon shipment of the product to Canpotex, and adjusted at the end of each reporting period based upon the updated estimated pricing or final pricing from Canpotex. Prior to final pricing, revenue is recognized only to the extent that it is probable a significant reversal of revenue will not occur. The constraint is estimated each period based on historical experience, market trends and industry data. The estimated constraint is not material to the Company’s financial statements.
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
Non-Income Taxes
We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $272.7 million, $457.0 million and $1.0 billion during 2024, 2023 and 2022, respectively.
We have approximately $96.2 million of assets recorded as of December 31, 2024 related to PIS and Cofins, which is a Brazilian federal value-added tax. This amount was mostly earned in 2008 through 2022; we believe that it will be realized through offsetting income tax payments or other federal taxes or receiving cash refunds. As of December 31, 2023 we had approximately $136.5 million of assets recorded for these matters. Should the Brazilian government determine that these are not valid credits upon audit, this could impact our results in such period. We have recorded the PIS and Cofins credits at amounts which we believe are probable of collection. Information regarding PIS and Cofins taxes already audited is included in Note 23 of our Notes to Consolidated Financial Statements.
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
Concentration of Credit Risk
In the U.S., we sell our products to manufacturers, distributors and retailers primarily in the Midwest and Southeast. Internationally, our potash products are sold primarily through Canpotex, an export association. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy, which requires the underlying receivables to be substantially insured or secured by letters of credit. As of December 31, 2024 and 2023, there were $65.1 million and $193.1 million, respectively, of trade accounts receivable due from Canpotex. During 2024, 2023 and 2022, sales to Canpotex were $884.3 million, $1.3 billion and $3.0 billion, respectively.
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
Additional Accounting Policies
To facilitate a better understanding of our consolidated financial statements we have disclosed the following significant accounting policies (with the exception of those identified above) throughout the following notes, with the related financial disclosures by major caption:
3. RECENTLY ISSUED ACCOUNTING GUIDANCE
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a buyer in a supplier financing program make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. We have historically presented supplier financing programs separately on the face of the balance sheet as structured accounts payable arrangements and disclosed key terms of such programs. Payments and proceeds rollforward information on structured accounts payable arrangements has historically been provided on the face of the statement of cash flows. As such, adoption of this standard did not impact our balance sheet presentation or footnote disclosures.
In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023 (our fiscal 2024), and interim periods within fiscal years beginning after December 15, 2024 (our fiscal 2025), with early adoption permitted. The amendments are to be applied retrospectively to all prior periods presented in the financial statements. We adopted this standard as of December 31, 2024. While this standard required enhanced segment disclosures, adoption of this guidance did not have a material effect on our consolidated financial statements.
In December 2023, the FASB issued guidance to provide more disaggregation of income tax disclosures mainly related to the reconciliations of the income tax rate and income taxes paid by jurisdiction. We expect the adoption of the standard to result in additional disaggregation of our income tax footnote disclosure. We will begin providing the enhanced disclosure related to income taxes effective with our quarterly report of Form 10-Q for the quarter ending March 31, 2025.

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

4. LEASES
Leasing Activity
We have operating and finance leases for heavy mobile equipment, railcars, fleet vehicles, field and plant equipment, river and cross-gulf vessels, corporate offices, land and computer equipment. Our leases have remaining lease terms of one year to 38 years, some of which include options to extend the lease for up to 20 years and some of which include options to terminate the lease within one year.
Supplemental balance sheet information related to leases as of December 31, 2024 and December 31, 2023 is as follows:

	December 31,
Type of Lease Asset or Liability	2024	2023	Balance Sheet Classification
	(in millions)
Operating Leases
Right-of-use assets	$220.0	$229.8	Other assets
Lease liabilities:
Short-term	43.9	65.3	Accrued liabilities
Long-term	181.2	168.1	Other noncurrent liabilities
Total	$225.1	$233.4
Finance Leases
Right-of-use assets:
Gross assets	$452.0	$459.7
Less: accumulated depreciation	205.3	171.3
Net assets	$246.7	$288.4	Property, plant and equipment, net
Lease liabilities:
Short-term	$30.6	$112.7	Current maturities of long-term debt
Long-term	114.2	67.3	Long-term debt, less current maturities
Total	$144.8	$180.0
Lease expense is generally included within cost of goods sold and selling, general and administrative expenses, except for interest on lease liabilities, which is recorded within net interest. The components of lease expense were as follows:

	December 31,
(in millions)	2024	2023	2022
Operating lease cost	$87.2	$86.9	$86.6
Finance lease cost:
Amortization of right-of-use assets	45.5	45.8	45.9
Interest on lease liabilities	6.1	7.1	5.3
Short-term lease cost	0.2	0.1	0.8
Variable lease cost	19.5	19.8	19.3
Total lease cost	$158.5	$159.7	$157.9
Rental expense for 2024, 2023 and 2022 was $269.4 million, $252.1 million and $237.2 million, respectively.

Supplemental cash flow information related to leases was as follows:

	December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90.4	$89.2	$88.1
Operating cash flows from finance leases	6.1	7.1	5.3
Financing cash flows from finance leases	42.9	78.8	46.5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$70.4	$54.5	$56.7
Finance leases	9.0	35.8	27.2
Other information related to leases was as follows:

December 31, 2024
Weighted Average Remaining Lease Term
Operating leases	6.4 years
Finance leases	4.3 years

Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	5.7%
Future lease payments under non-cancellable leases recorded as of December 31, 2024, were as follows:

	Operating Leases	Finance Leases
(in millions)
2025	$70.3	$38.8
2026	51.1	26.5
2027	38.1	22.1
2028	30.2	16.9
2029	26.6	58.1
Thereafter	58.3	9.6
Total future lease payments	$274.6	$172.0
Less imputed interest	(49.5)	(27.2)
Total	$225.1	$144.8

5. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	December 31,
(in millions)	2024	2023
Receivables
Trade - External	$969.1	$940.9
Trade - Affiliate	67.1	194.6
Non-trade	78.1	134.4
	1,114.3	1,269.9
Less allowance for doubtful accounts	1.0	0.7
	$1,113.3	$1,269.2
Inventories
Raw materials	$148.6	$135.8
Work in process	941.1	964.8
Finished goods	1,239.8	1,178.0
Final price deferred (a)	53.5	61.5
Operating materials and supplies	165.4	183.1
	$2,548.4	$2,523.2
Other current assets
Income and other taxes receivable	$234.9	$269.3
Prepaid expenses	299.8	284.3
Other	29.1	50.2
	$563.8	$603.8
Other assets
Restricted cash	$17.3	$3.4
MRO inventory	169.0	166.3
Marketable securities held in trust - restricted	708.7	708.6
Operating lease right-of-use assets	220.0	229.8
Indemnification asset	18.4	20.9
Long-term receivable	12.9	21.8
Cloud computing cost (b)	166.3	138.9
Other	207.7	285.9
	$1,520.3	$1,575.6

	December 31,
(in millions)	2024	2023
Accrued liabilities
Accrued dividends	$74.1	$72.3
Payroll and employee benefits	161.8	182.6
Asset retirement obligations	352.8	377.4
Customer prepayments	270.7	261.8
Accrued income and other taxes	204.7	190.0
Operating lease obligation	43.9	65.3
Other	612.1	627.7
	$1,720.1	$1,777.1
Other noncurrent liabilities
Asset retirement obligations	$2,219.4	$1,836.0
Operating lease obligation	181.2	168.1
Accrued pension and postretirement benefits	91.6	119.7
Unrecognized tax benefits	17.7	30.5
Other	353.0	274.9
	$2,862.9	$2,429.2
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
Interest expense, net was comprised of the following in 2024, 2023 and 2022:

	Years Ended December 31,
(in millions)	2024	2023	2022
Interest income	$47.2	$59.6	$31.0
Less interest expense	230.0	189.0	168.8
Interest expense, net	$(182.8)	$(129.4)	$(137.8)
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in millions)	2024	2023
Land	$352.5	$373.0
Mineral properties and rights	6,831.3	6,477.5
Buildings and leasehold improvements	3,836.4	3,881.6
Machinery and equipment	11,684.0	11,407.6
Construction in-progress	1,148.1	1,359.8
	23,852.3	23,499.5
Less: accumulated depreciation and depletion	10,499.7	9,914.1
	$13,352.6	$13,585.4
Depreciation and depletion expense was $1,012.5 million, $958.9 million, and $932.1 million for 2024, 2023 and 2022, respectively. Interest capitalized on major construction projects was $42.3 million, $35.2 million, and $26.8 million for 2024, 2023 and 2022, respectively.

Subsequent to December 31, 2024, we entered into an agreement to sell the closed Patos de Minas mine in Brazil which has minimal assets remaining.
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Years Ended December 31,
(in millions)	2024	2023	2022
Net earnings attributable to Mosaic	$174.9	$1,164.9	$3,582.8
Basic weighted average number of shares outstanding attributable to common stockholders	319.8	331.3	352.4
Dilutive impact of share-based awards	0.9	1.9	3.6
Diluted weighted average number of shares outstanding	320.7	333.2	356.0
Basic net earnings per share	$0.55	$3.52	$10.17
Diluted net earnings per share	$0.55	$3.50	$10.06
A total of 1.0 million shares for 2024, 0.5 million shares for 2023 and 0.1 million shares for 2022 of common stock subject to issuance related to share-based awards have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
8. CASH FLOW INFORMATION
Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash paid during the period for:
Interest	$228.7	$204.7	$196.4
Less amount capitalized	42.3	35.2	26.8
Cash interest, net	$186.4	$169.5	$169.6
Income taxes	$337.0	$385.6	$1,114.5
Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $(20.3) million, $(19.5) million, and $(65.2) million for 2024, 2023 and 2022, respectively.
We accrued $74.1 million related to the dividends declared in 2024 that will be paid in 2025. At December 31, 2023 and 2022, we had accrued dividends of $72.3 million and $72.9 million which were paid in 2024 and 2023, respectively.
Included in proceeds from issuance of short-term debt and payments of short-term debt were $16.8 billion and ($16.6) billion and $9.6 billion and ($9.5) billion for 2024 and 2023, respectively, related to our commercial paper arrangement.
We had non-cash investing and financing transactions related to right-of-use assets obtained in exchange for lease obligations assets under finance leases in 2024 of $9.0 million. Non-cash investing and financing transactions related to assets acquired under capital leases were $35.8 million and $27.2 million for 2023 and 2022, respectively.

We had non-cash transactions related to the exchange of our 25% ownership MWSPC for 111,012,433 shares of Ma’aden at a value of approximately $1.5 billion, resulting in a gain before transaction expenses of $538.2 million.
Depreciation, depletion and amortization includes $1,012.5 million, $958.9 million and $932.1 million related to depreciation and depletion of property, plant and equipment and $13.0 million, $1.7 million and $1.8 million related to the amortization of intangible assets and cloud computing costs for 2024, 2023 and 2022, respectively.
9. EQUITY SECURITIES AND INVESTMENTS IN NON-CONSOLIDATED COMPANIES
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
A summary of our equity-method investments, which were in operation as of December 31, 2024, is as follows:

Entity	Economic Interest
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
Canpotex	36.2%
The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	Years Ended December 31,
(in millions)	2024	2023	2022
Net sales	$3,601.9	$7,055.1	$11,852.8
Net earnings	6.2	317.9	956.9
Mosaic’s share of equity in net earnings	3.1	60.3	196.0
Total assets	1,883.8	9,900.6	11,707.8
Total liabilities	1,865.1	7,014.1	8,973.7
Mosaic’s share of equity in net assets	9.4	725.9	693.2
MWSPC owns and operates a mine and two chemical complexes that produce phosphate fertilizers and other downstream phosphate products in the Kingdom of Saudi Arabia. As of December 31, 2023, our cash investment was $770.0 million and we marketed approximately 25% of the phosphate production of this joint venture. As of December 31, 2023, MWSPC represented 77% of the total assets and 68% of the total liabilities in the table above. In 2024, 2023 and 2022 our share of equity in net earnings of MWSPC was $70.8 million, $57.6 million, and $194.5 million, respectively. On April 29, 2024, Saudi Arabian Mining Company (“Ma’aden”) and Mosaic entered into a Share Purchase and Subscription Agreement to exchange our 25% ownership of the Ma’aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden. This transaction closed on December 24, 2024, at a value of approximately $1.5 billion, resulting in a gain of $522.2 million, net of transaction costs. The shares received by Mosaic are subject to transfer and sale restrictions, which will be released over a five-year period. The shares are included in equity securities and investments in nonconsolidated companies on our Consolidated Balance Sheets. They are carried at fair value based on the unadjusted quoted price on the Saudi Exchange (Tadawul), with the changes in fair value reported in non-operating income (expense). At December 31, 2024, the unrealized gain on the Ma’aden shares was $28.3 million.
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
The changes in the carrying amount of goodwill, by reporting unit, as of December 31, 2024 and 2023, are as follows:

(in millions)	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2022	$1,006.6	$97.6	$12.1	$1,116.3
Foreign currency translation	20.3	2.0	—	22.3
Balance as of December 31, 2023	$1,026.9	$99.6	$12.1	$1,138.6
Foreign currency translation	(71.5)	(6.0)	—	(77.5)
Balance as of December 31, 2024	$955.4	$93.6	$12.1	$1,061.1
As of October 31, 2024, we performed our annual quantitative assessment. In performing our assessment, we estimated the fair value of each of our reporting units using the income approach, also known as the discounted cash flow (“DCF”) method. The income approach utilized the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, for revenue, operating income and other factors (such as working capital and capital expenditures for each reporting unit). To determine if the fair value of each of our reporting units with goodwill exceeded its carrying value, we assumed sales volume growth rates based on our long-term expectations, our internal selling prices and projected raw material prices for years one through five, which were anchored in projections from CRU International Limited (“CRU”), an independent third party data source. Selling prices and raw material prices for years six and beyond were based on anticipated market growth and long-term CRU outlooks. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”), determined from relevant market comparisons. A terminal value growth rate of 2% was applied to all years thereafter for the projected period and reflected our estimate of stable growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Finally, we compared our estimates of fair values for our reporting units, to our October 31, 2024 total public market capitalization, based on our common stock price at that date.
In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the WACC, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.
The Potash, Mosaic Fertilizantes and Corporate, Eliminations and Other reporting units were evaluated and not considered at risk of goodwill impairment at October 31, 2024.
As of December 31, 2024, $18.6 million of our goodwill was tax deductible.
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

The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a ratio of Consolidated Indebtedness, which has been redefined to exclude unrestricted cash and cash equivalents, to Consolidated Capitalization Ratio (as defined) of no greater than 0.65 to 1.0, as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0. We were in compliance with these ratios as of December 31, 2024.
The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These provisions include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain sales of assets and other matters customary for credit facilities of this nature.
As of December 31, 2024 and 2023, we had outstanding letters of credit that utilized a portion of the amount available for revolving loans under the Mosaic Credit Facility of $0.0 million and $10.5 million, respectively. The net available borrowings for revolving loans under the Mosaic Credit Facility were approximately $2.50 billion and $2.49 billion as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, 2023 and 2022 unused commitment fees accrued at an average rate of 0.15%, generating expenses of $3.8 million in each period.
Short-Term Debt
Short-term debt consists of the revolving credit facility under the Mosaic Credit Facility, under which there were no borrowings as of December 31, 2024, working capital financing arrangements and various other short-term borrowings related to our international operations in India, China and Brazil. These other short-term borrowings outstanding were $847.1 million and $399.7 million as of December 31, 2024 and 2023, respectively.
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of December 31, 2024 and 2023, we had financed inventory of $199.5 million and $0.0 million, respectively, under this arrangement, which is included in short-term debt on the Consolidated Balance Sheet.
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
The Company sold approximately $430.7 million and $1.3 billion during December 31, 2024 and 2023, respectively, of accounts receivable under these arrangements. Discounts on sold receivables were not material for any period presented. Following the sale to the banks, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of December 31, 2024 and 2023, there was no amount outstanding to be remitted to the bank. Any outstanding amount would be classified in accrued liabilities on the Consolidated Balance Sheets. Cash collected and remitted is presented as cash used in financing activities in the Consolidated Statements of Cash Flows.
We have a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We plan to use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of December 31, 2024, we had $609.2 million outstanding under this program, with a weighted average interest rate of 4.74% and a remaining average term of 10 days. As of December 31, 2023, we had $399.5 million outstanding under this program, with a weighted average interest rate of 5.62% and a remaining average term of nine days.
We had additional outstanding bilateral letters of credit of $63.8 million as of December 31, 2024, which includes $50.0 million as required by the 2015 Consent Decrees as described further in Note 14 of our Consolidated Financial Statements.
Long-Term Debt, including Current Maturities
In May 2023, we entered into a ten year senior unsecured term loan facility pursuant to which we can draw up to $700 million. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of December 31, 2024 and 2023, $570 million and $500 million, respectively, has been drawn under this facility. Interest rates for the term loan are variable and are based on the Secured Overnight Financing Rate (“SOFR”) plus credit spread adjustments.
In 2023, we paid the outstanding balance of $900 million on our 4.25% senior notes due November 15, 2023.
On, December 4, 2023, we issued new senior notes consisting of $400 million aggregate principal amount of 5.375% due 2028 (the “Senior Notes of 2023”). We have the following additional senior notes outstanding: $700 million aggregate principal amount of 4.050% senior notes due 2027 (the “Senior Notes of 2017”) $500 million aggregate principal amount of 5.45% senior notes due 2033 and $600 million aggregate principal amount of 5.625% senior notes due 2043 (collectively, the “Senior Notes of 2013”); and $300 million aggregate principal amount of 4.875% senior notes due 2041 (the “Senior Notes of 2011”).
The Senior Notes of 2011, the Senior Notes of 2013, the Senior Notes of 2017 and the Senior Notes of 2023 are Mosaic’s senior unsecured obligations and rank equally in right of payment with Mosaic’s existing and future senior unsecured indebtedness. The indenture governing these notes contains restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets, as well as other events of default.
A debenture issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, due in 2028 (the “2028 Debenture”), is outstanding as of December 31, 2024, with a balance of $147.1 million. The indenture governing the 2028 Debenture also contains restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets, as well as events of default. The obligations under the 2028 Debenture are guaranteed by the Company and several of its subsidiaries.
Long-term debt primarily consists of unsecured notes, finance leases, unsecured debentures and secured notes. Long-term debt as of December 31, 2024 and 2023, respectively, consisted of the following:

				2024				2023
(in millions)	Stated Interest Rate	Effective Interest Rate	Maturity Date	Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	Carrying Value	Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	Carrying Value
Unsecured notes	4.05% - 5.63%	5.49%	2027- 2043	$2,500.0	$—	$(5.1)	$2,494.9	$2,500.0	$—	$(5.8)	$2,494.2
Unsecured debentures	7.30%	7.19%	2028	147.1	0.3	—	147.4	147.1	0.4	—	147.5
Term Loan	30 Day SOFR	7.08%	2033	570.0	—	—	570.0	500.0	—	—	500.0
Finance leases	0.77% - 13.02%	5.75%	2025- 2034	144.8	—	—	144.8	180.0	—	—	180.0
Other(a)	6.53% - 8.00%	5.59%	2025- 2026	17.1	3.4	—	20.5	35.0	5.0	—	40.0
Total long-term debt				3,379.0	3.7	(5.1)	3,377.6	3,362.1	5.4	(5.8)	3,361.7
Less current portion				45.4	0.4	(0.5)	45.3	129.2	1.3	(0.4)	130.1
Total long-term debt, less current maturities				$3,333.6	$3.3	$(4.6)	$3,332.3	$3,232.9	$4.1	$(5.4)	$3,231.6
______________________________
(a) Includes deferred financing fees related to our long-term debt.
Scheduled maturities of long-term debt are as follows for the periods ending December 31:

(in millions)
2025	$45.3
2026	33.8
2027	717.5
2028	561.0
2029	57.2
Thereafter	1,962.8
Total	$3,377.6

Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at dates ranging from 105 to 164 days from date of shipment. At December 31, 2024 and 2023, these structured accounts payable arrangements were $402.3 million and $399.9 million, respectively. Payments and proceeds rollforward information on structured payable arrangements are provided on the Consolidated Statements of Cash Flows. During 2024, the interest expense component of such programs was $22.9 million.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of December 31, 2024, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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

The estimated fair value of the investments in the RCRA Trusts as of December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.1	$—	$—	$3.1
Level 2
Corporate debt securities	203.3	0.8	(6.8)	197.3
Municipal bonds	210.8	0.7	(4.0)	207.5
U.S. government bonds	295.1	—	(7.8)	287.3
Total	$712.3	$1.5	$(18.6)	$695.2

	December 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.0	$—	$—	$1.0
Level 2
Corporate debt securities	204.6	1.9	(8.4)	198.1
Municipal bonds	206.9	1.9	(4.1)	204.7
U.S. government bonds	268.6	11.5	(0.3)	279.8
Total	$681.1	$15.3	$(12.8)	$683.6
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
Securities that have been in a continuous loss position for less than 12 months (in millions):	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$53.4	$(0.7)	$5.4	$(0.1)
Municipal bonds	102.4	(1.7)	42.3	(0.2)
U.S. government bonds	280.9	(7.8)	26.4	(0.3)
Total	$436.7	$(10.2)	$74.1	$(0.6)

	December 31, 2024		December 31, 2023
Securities that have been in a continuous loss position for more than 12 months (in millions):	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$81.3	$(6.1)	$121.5	$(8.3)
Municipal bonds	55.6	(2.3)	84.1	(3.9)
U.S. government bonds	—	—	—	—
Total	$136.9	$(8.4)	$205.6	$(12.2)

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of December 31, 2024. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

(in millions)	December 31, 2024
Due in one year or less	$21.3
Due after one year through five years	218.9
Due after five years through ten years	402.1
Due after ten years	49.8
Total debt securities	$692.1
For the year ended December 31, 2024, realized gains and (losses) were $17.5 million and $(15.1) million, respectively. For the year ended December 31, 2023, realized gains and (losses) were $9.5 million and $(28.9) million, respectively and for the year ended December 31, 2022, realized gains and (losses) were $0.3 million and $(46.9) million, respectively.
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
The provision for income taxes for 2024, 2023 and 2022 consisted of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Current:
Federal	$(11.7)	$86.4	$62.7
State	10.7	1.5	51.9
Non-U.S.	339.2	357.4	770.4
Total current	338.2	445.3	885.0
Noncurrent:
Federal	$(0.1)	$0.3	$0.2
State	—	—	—
Non-U.S.	(10.8)	(3.0)	(0.7)
Total noncurrent	(10.9)	(2.7)	(0.5)
Deferred:
Federal	$(41.7)	$(35.4)	$215.4
State	(29.0)	(4.2)	31.0
Non-U.S.	(69.9)	(226.0)	93.4
Total deferred	(140.6)	(265.6)	339.8
Provision for income taxes	$186.7	$177.0	$1,224.3

The components of earnings from consolidated companies before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
U.S. earnings (loss)	$(557.8)	$121.6	$1,587.8
Non-U.S. earnings	873.2	1,204.3	3,054.7
Earnings (loss) from consolidated companies before income taxes	$315.4	$1,325.9	$4,642.5
Computed tax at the U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(5.7)%	0.4%	1.1%
Percentage depletion in excess of basis	(13.8)%	(4.9)%	(1.8)%
Impact of non-U.S. earnings	23.8%	8.7%	5.8%
Change in valuation allowance	13.0%	(1.7)%	—%
Non-U.S. incentives	(42.6)%	(11.5)%	(2.6)%
Withholding tax	13.6%	6.3%	1.6%
U.S. general basket foreign tax credits	(12.6)%	(4.0)%	—%
Tax legislation change impacts	(5.7)%	(1.6)%	—%
Undistributed earnings	33.0%	2.2%	—%
Tax on dividends, deemed dividends, and GILTI	16.2%	0.7%	0.1%
Nondeductible expenses	20.0%	0.2%	0.4%
Other items (none in excess of 5% of computed tax)	(1.0)%	(2.5)%	0.8%
Effective tax rate	59.2%	13.3%	26.4%
2024 Effective Tax Rate
In the year ended December 31, 2024, there were two items impacting the effective tax rate: 1) items attributable to ordinary business operations during the year, and 2) other items specific to the period.
The tax impact of our ordinary business operations is affected by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
For the year ended December 31, 2024, tax expense specific to the period included a net expense of $125.9 million. The net expense relates to the following: $99.9 million related to the impact of accruing withholding tax expense on expected foreign distributions associated with changes in management’s indefinite reinvestment assertion on select foreign earnings under ASC 740-30 (formerly APB 23), $7.1 million related to true-up of estimates from our U.S. and non-U.S. tax return provisions, $24.2 million related to changes to valuation allowances in Brazil, the Netherlands and the U.S., $4.0 million related to share-based excess benefit, $2.5 million related to changes in tax rates and $6.2 million related to other miscellaneous expenses. The tax expenses are partially offset by a net tax benefit related to changes in U.S. state tax law of $18.1 million.
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
Tax expense specific to the period included a net benefit of $43.4 million. The net benefit relates to the following: $38.1 million related to true-up of estimates primarily related to our U.S. tax return, $24.4 million related to changes to valuation allowances in Brazil, and $11.6 million related to an increase in a U.S. deferred tax asset. The tax benefits are partially offset by a net tax cost of $29.3 million related to income tax expense on undistributed earnings and $1.4 million of other miscellaneous costs.
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
Deferred Tax Liabilities and Assets
Significant components of our deferred tax liabilities and assets were as follows as of December 31:

	December 31,
(in millions)	2024	2023
Deferred tax liabilities:
Depreciation and amortization	$614.5	$490.2
Depletion	573.4	623.6
Partnership tax basis differences	80.6	69.7
Undistributed earnings of non-U.S. subsidiaries	84.4	29.3
Other liabilities	78.6	97.0
Total deferred tax liabilities	$1,431.5	$1,309.8
Deferred tax assets:
Capital loss carryforwards	15.0	14.9
Foreign tax credit carryforwards	1,431.8	1,266.2
Net operating loss carryforwards	450.6	514.4
Pension plans and other benefits	13.9	17.8
Asset retirement obligations	547.4	452.1
Disallowed interest expense under §163(j)	20.3	11.5
Other assets	497.3	468.6
Subtotal	2,976.3	2,745.5
Valuation allowance	1,529.3	1,421.9
Net deferred tax assets	1,447.0	1,323.6
Net deferred tax assets/(liabilities)	$15.5	$13.8
We have certain non-U.S. entities that are taxed in both their local jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of December 31, 2024 and 2023, these non-U.S. deferred taxes are offset by approximately $199.6 million and $220.5 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above. We have recorded a valuation allowance against the anticipated foreign tax credits of $199.6 million and $220.5 million for December 31, 2024 and 2023, respectively.

Tax Carryforwards
As of December 31, 2024, we had estimated carryforwards for tax purposes as follows: net operating losses of $1.7 billion, capital losses of $63.4 million, foreign tax credits of $1.4 billion and $3.9 million of non-U.S. business credits. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code, and in certain cases, provisions of foreign law. Approximately $1.1 billion of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. The majority of the remaining net operating loss carryforwards relate to U.S. federal and certain U.S. states and can be carried forward indefinitely. Of the $1.4 billion of foreign tax credits, approximately $222.1 million have an expiration date of 2026, approximately $18.5 million have an expiration date of 2029, approximately $14.7 million have an expiration date of 2030 and approximately $52.2 million have an expiration date of 2034. The realization of our foreign tax credit carryforwards is dependent on market conditions, tax law changes and other business outcomes including our ability to generate certain types of taxable income in the future. Due to current business operations and future forecasts, the Company has determined that no valuation allowance is required on its general basket foreign tax credits. As a result of changes in U.S. tax law due to the Tax Cuts and Jobs Act, the Company recorded valuation allowances against its branch basket foreign tax credits of $1.1 billion as of December 31, 2024.
As of December 31, 2024, we have not recognized a deferred tax liability for un-remitted earnings of approximately $873.7 million from certain foreign operations because we believe our subsidiaries have invested the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liability on these reinvested earnings. As part of the accounting for the Tax Cuts and Jobs Act, we recorded local country withholding taxes related to certain entities from which we began repatriating undistributed earnings and will continue to record local country withholding taxes, including foreign exchange impacts, on all future earnings.
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
For the year ended December 31, 2024, the valuation allowance increased by $107.4 million, of which a $105.4 million increase related to changes in the valuation allowance to U.S. branch foreign tax credits, $11.3 million related to changes in the valuation allowance to U.S. state net operating losses and tax credits and a $2.8 million increase related to changes in valuation allowances in Canada. These increases to the valuation allowance were partially offset by a decrease of $9.0 million related to changes in valuation allowances and currency translation in Brazil and $3.1 million changes in valuation allowances in other foreign jurisdictions.
For the year ended December 31, 2023, the valuation allowance increased by $512.0 million, of which a $531.0 million increase related to changes in the valuation allowance to U.S. branch foreign tax credits, and a $0.2 million increase related to changes in valuation allowances in other foreign jurisdictions. These increases to the valuation allowance were partially offset by a decrease of $12.7 million related to changes in valuation allowances and currency translation in Brazil and $6.5 million changes in valuation allowances in other foreign jurisdictions.
For the year ended December 31, 2022 the valuation allowance increased by $135.2 million, of which a $83.6 million increase related to changes in the valuation allowance to U.S. branch foreign tax credits, a $13.2 million increase related to changes in valuation allowances and currency translation in Brazil and $46.8 million changes in valuation allowances in other foreign jurisdictions. These increases to the valuation allowance were partially offset by a decrease of $1.5 million to net operating losses for certain U.S. states and $7.0 million changes in valuation allowances in other foreign jurisdictions.

Changes to our income tax valuation allowance were as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Income tax valuation allowance, related to deferred income taxes
Balance at beginning of period	$1,421.9	$909.9	$774.7
Charges or (reductions) to costs and expenses	107.4	512.0	135.2
Balance at end of period	$1,529.3	$1,421.9	$909.9
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
As of December 31, 2024, we had $14.2 million of gross uncertain tax positions. If recognized, the benefit to our effective tax rate in future periods would be approximately $11.5 million of that amount. During 2024 we recorded net decreases in our uncertain tax positions of $11.6 million related to certain U.S. and non-U.S. tax matters, of which $11.1 million impacted the effective tax rate. This decrease was offset by items not included in gross uncertain tax positions.
Based upon the information available as of December 31, 2024, it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, the change cannot reasonably be estimated.
A summary of gross unrecognized tax benefit activity is as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Gross unrecognized tax benefits, beginning of period	$25.8	$25.2	$124.6
Gross increases:
Prior period tax positions	—	0.9	0.7
Current period tax positions	1.6	3.0	3.0
Gross decreases:
Prior period tax positions	(11.5)	(3.8)	(99.7)
Currency translation	(1.7)	0.5	(3.4)
Gross unrecognized tax benefits, end of period	$14.2	$25.8	$25.2
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of December 31, 2024 and 2023 were $5.4 million and $6.4 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.

Open Tax Periods
We operate in multiple tax jurisdictions, both within the U.S. and outside the U.S., and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2017.
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
A reconciliation of our AROs is as follows:

	Years Ended December 31,
(in millions)	2024	2023
AROs, beginning of period	$2,213.4	$1,905.6
Liabilities incurred	29.8	22.9
Liabilities settled	(253.8)	(198.5)
Accretion expense	111.2	96.1
Revisions in estimated cash flows	541.4	365.1
Foreign currency translation	(69.8)	22.2
AROs, end of period	2,572.2	2,213.4
Less current portion	352.8	377.4
Non-current portion of AROs	$2,219.4	$1,836.0
North America Gypstack Closure Costs
A majority of our ARO relates to Gypstack Closure Costs in Florida and Louisiana. For financial reporting purposes, we recognize our estimated Gypstack Closure Costs at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2024 and 2023, the present value of our North American Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet was approximately $1.5 billion and $1.2 billion, respectively.
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
As of December 31, 2024 the undiscounted amount of our Gypstack Closure Costs ARO associated with the facilities covered by the 2015 Consent Decrees, determined using the assumptions used for financial reporting purposes, was approximately $2.3 billion, and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet for those facilities was approximately $1.1 billion.
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities. Pursuant to federal or state laws, the applicable government entities are permitted to draw against such amounts in the event we cannot perform such closure activities. One of the financial assurance arrangements was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at the Plant City Facility. The Plant City Trust also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for the Plant City Facility in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $327.1 million, which reflects our closure cost estimates as of December 31, 2024. The other financial assurance arrangement was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In July 2018, we received $21.0 million from the Bonnie Facility Trust by substituting for the trust fund a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
As of December 31, 2024 and 2023, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack Closure Costs included in our consolidated balance sheet were $368.7 million and $361.8 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third-party comparables or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings. As of December 31, 2024 and 2023, the gross asset position of our derivative instruments was $3.1 million and $36.4 million, respectively, and the gross liability position of our liability instruments was $87.8 million and $17.2 million, respectively.

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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or (losses) in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of December 31, 2024 and 2023.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)
Instrument	Derivative Category	Unit of Measure	December 31, 2024	December 31, 2023
Foreign currency derivatives	Foreign Currency	U.S. Dollars	1,377.3	2,418.7
Natural gas derivatives	Commodity	MM BTU	2.5	17.1
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2024 and 2023 was $58.1 million and $15.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2024 we would have been required to post an additional $54.9 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
Counterparty Credit Risk
Financial instruments that may subject us to concentrations of credit risk consist primarily of derivatives, cash and cash equivalents and accounts receivable. We enter into foreign exchange, certain commodity and interest rate derivatives, and place our cash and cash equivalents with a diversified group of highly rated counterparties. We have a diverse base of customers to which we grant credit terms in the normal course of business which are designed to mitigate concentrations of credit risk. We continually monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. We manage our exposure to counterparty credit risk through specific minimum credit standards, establishing credit limits, diversification of counterparties, monitoring procedures and utilization of credit insurance or cash collateral in certain circumstances. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, material losses are not anticipated. We closely monitor the credit risk associated with our counterparties and customers and to date have not experienced material losses.
16. FAIR VALUE MEASUREMENTS
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives–The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. As of December 31, 2024, our foreign currency contracts were Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment or foreign currency transaction gain (loss). As of December 31, 2024 and 2023, the gross asset position of our foreign currency derivative instruments was $3.1 million and $36.4 million, respectively, and the gross liability position of our foreign currency derivative instruments was $86.1 million and $8.0 million, respectively and is included in Accrued Liabilities in the Consolidated Balance Sheets.
Commodity Derivatives–The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of December 31, 2024 and 2023, the gross asset position of our commodity derivative instruments was zero, and the gross liability position of our commodity derivative instruments was $1.7 million and $9.2 million, respectively.
Interest Rate Derivatives–We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of December 31, 2024 or 2023.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2024		2023
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$272.8	$272.8	$348.8	$348.8
Accounts receivable	1,113.3	1,113.3	1,269.2	1,269.2
Equity securities	1,486.8	1,486.8	—	—
Accounts payable	1,156.5	1,156.5	1,166.9	1,166.9
Structured accounts payable arrangements	402.3	402.3	399.9	399.9
Short-term debt	847.1	847.1	399.7	399.7
Long-term debt, including current portion	3,377.6	3,324.1	3,361.7	3,364.1

For cash and cash equivalents, accounts receivable, net, accounts payable, structured accounts payable arrangements and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. Equity securities represent our Ma’aden shares and are carried at fair value based on the unadjusted quoted price on the Saudi Exchange (Tadawul), which results in a Level 1 classification. For more information on the Ma’aden shares, see Note 9 of our Notes to Consolidated Financial Statements. Included in long-term debt is floating rate debt of $570 million. Our floating rate debt is non-public and bears a variable SOFR based rate and consists of our borrowings under our term loan facility. The fair value of our floating rate debt approximates the carrying value and is estimated based on market-based inputs including interest rates and credit spreads, which results in a Level 2 classification. The fair value of fixed rate long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt. For information regarding the fair value of our marketable securities held in trusts, see Note 12 of our Notes to Consolidated Financial Statements.

17. GUARANTEES AND INDEMNITIES
We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations, commodity sale and purchase agreements and other types of contractual agreements with vendors and other third parties. These agreements indemnify counterparties for matters such as reclamation and closure obligations, tax liabilities, environmental liabilities, litigation and other matters, as well as breaches by Mosaic of representations, warranties and covenants set forth in these agreements. In many cases, we are essentially guaranteeing our own performance, in which case the guarantees do not fall within the scope of the accounting and disclosures requirements under U.S. GAAP. Our maximum potential exposure under our indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transaction. Many of the guarantees and indemnities we issue to third parties do not limit the amount or duration of our obligations to perform under them. For these guarantees and indemnities, we may not be able to estimate what our liability would be until a claim is made for payment or performance due to the contingent nature of these arrangements. Based on our current understanding of the relevant facts, we do not believe that we will be required to make any material payments under these indemnity provisions.
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
Defined Benefit
During fiscal 2022, we terminated the defined benefit pension plan in the U.S, which was frozen at the time of termination. In connection with the plan termination, we settled all future obligations under the terminated plan through a combination of lump-sum payments to eligible participants who elected to receive them through a lump-sum window, and the transfer of any remaining benefit obligations under the terminated plans to a third-party insurance company under a group annuity contract. As a result of these actions, we recognized a non-cash pre-tax pension settlement charge of $41.9 million in our 2022 Consolidated Statements of Earnings in Other income (expense).
We sponsor various defined benefit pension plans in Canada, which are closed to new participants. Benefits are based on different combinations of years of service and compensation levels, depending on the plan. Generally, contributions to Canadian plans are made in accordance with the Pension Benefits Act instituted by the province of Saskatchewan. Certain employees in Canada, whose pension benefits exceed Canada Revenue Agency limitations, are covered by supplementary non-qualified, unfunded pension plans. During 2023, we terminated certain defined pension plans in Canada by transferring remaining benefit obligations for participants to a third-party insurance company under a group annuity contract. As a result of these actions, we recognized a non-cash pre-tax settlement charge of $42.4 million in our 2023 Consolidated Statements of Earnings in Other income (expense).
We sponsor various defined benefit pension plans in Brazil, and we acquired multi-employer pension plans for certain of our Brazil associates. All our pension plans are governed by the Brazilian pension plans regulatory agency, National Superintendence of Supplementary Pensions. Our Brazil plans are not individually significant to the Company’s consolidated financial statements after factoring in the multi-employer pension plan indemnification that we acquired through an acquisition. We made contributions to these plans, net of indemnification, of $0.4 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

Accounting for Pension Plans
The year-end status of the North American pension plans was as follows:

	Pension Plans
	Years Ended December 31,
(in millions)	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of period	$119.6	$294.3
Service cost	3.0	2.8
Interest cost	5.5	11.1
Actuarial loss	0.2	3.3
Currency fluctuations	(9.4)	2.0
Benefits paid and transfers	(4.3)	(190.4)
Plan amendments	—	5.8
Liability (gain)/loss due to curtailment/settlement	—	(9.3)
Projected benefit obligation at end of period	$114.6	$119.6
Change in plan assets:
Fair value at beginning of period	$157.1	$329.0
Currency fluctuations	(12.2)	2.9
Actual return	12.8	11.4
Company contribution	(7.1)	4.2
Benefits paid and transfers	(4.3)	(190.4)
Fair value at end of period	$146.3	$157.1
Funded status of the plans as of the end of period	$31.7	$37.5
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$37.4	$43.8
Current liabilities	(0.4)	(0.5)
Noncurrent liabilities	(5.3)	(5.8)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service cost	$11.9	$15.1
Actuarial loss	14.8	20.0
The accumulated benefit obligation for the defined benefit pension plans was $114.6 million and $119.6 million as of December 31, 2024 and 2023, respectively. In 2025, we expect the related plans to pay benefit payments of approximately $3.4 million and to contribute cash of at least $0.8 million to the pension plans to meet minimum funding requirements.
Plan Assets and Investment Strategies
The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of our pension plans. The primary investment objective is to secure the promised pension benefits through capital preservation and appreciation to better manage the asset/liability gap and interest rate risk. A secondary investment objective is to most effectively manage investment volatility to reduce the variability of the Company’s required contributions. A significant amount of the assets are invested in funds that are managed by Mosaic’s investment advisor and reviewed by Mosaic management. Plan assets are primarily valued based on external pricing sources and are classified as Level 2. We do not have significant concentrations of credit risk or industry sectors within the plan assets. Fair value measurements of plan assets was $146.3 million at December 31, 2024 and was invested approximately 75% in fixed income securities, 20% in equity securities, and 5% in other investment funds and cash.

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
The expense attributable to defined contribution plans in the U.S. and Canada was $60.8 million, $61.7 million and $55.7 million for 2024, 2023 and 2022, respectively.
Postretirement Medical Benefit Plans
We provide certain health care benefit plans for certain retired employees (“Retiree Health Plans”) which may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance.
The North American Retiree Health Plans are unfunded and the projected benefit obligation was $20.6 million and $22.8 million as of December 31, 2024 and 2023, respectively. This liability should continue to decrease due to our limited exposure. The related income statement effects of the Retiree Health Plans are not material to the Company. We anticipate contributing cash of at least $1.9 million in 2025 to the postretirement medical benefit plans to fund anticipated benefit payments.
The year-end status of the Brazil postretirement medical benefit plans with a discount rate of 9.95% and 10.40% on each of December 31, 2024 and 2023, respectively was as follows:

	Postretirement Medical Benefits
	Years Ended December 31,
(in millions)	2024	2023
Change in accumulated postretirement benefit obligation (“APBO”):
APBO at beginning of year	$74.4	$59.1
Service cost	—	0.1
Interest cost	7.4	6.2
Actuarial (gain) loss	(11.2)	4.8
Currency fluctuations	(15.2)	5.4
Benefits paid	(1.1)	(1.2)
APBO at end of year	$54.3	$74.4
Change in plan assets:
Company contribution	$1.1	$1.2
Benefits paid	(1.1)	(1.2)
Unfunded status of the plans as of the end of the year	$(54.3)	$(74.4)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1.4)	$(1.1)
Noncurrent liabilities	(52.9)	(73.3)
Amounts recognized in accumulated other comprehensive income
Prior service credit	$(8.8)	$(13.2)
Actuarial (gain) loss	$(0.6)	$11.9

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)
The following table sets forth the changes in AOCI by component during the years ended December 31, 2024, 2023 and 2022:

(in millions)	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Balance at December 31, 2021	$(1,825.5)	$(72.8)	$5.2	$1.3	(1,891.8)
Other comprehensive income (loss)	(261.1)	28.6	2.0	(32.4)	(262.9)
Tax (expense) or benefit	6.1	(8.9)	(0.5)	7.6	4.3
Other comprehensive income (loss), net of tax	(255.0)	19.7	1.5	(24.8)	(258.6)
Less: (Gain) Loss attributable to noncontrolling interest	(1.8)	—	—	—	(1.8)
Balance at December 31, 2022	$(2,082.3)	$(53.1)	$6.7	$(23.5)	$(2,152.2)
Other comprehensive income (loss)	152.0	31.1	1.8	30.6	215.5
Tax (expense) or benefit	2.1	(11.0)	(0.4)	(6.9)	(16.2)
Other comprehensive income (loss), net of tax	154.1	20.1	1.4	23.7	199.3
Less: (Gain) Loss attributable to noncontrolling interest	(2.0)	—	—	—	(2.0)
Balance at December 31, 2023	$(1,930.2)	$(33.0)	$8.1	$0.2	$(1,954.9)
Other comprehensive income (loss)	(478.6)	16.8	(0.1)	(19.6)	(481.5)
Tax (expense) or benefit	(17.0)	(5.9)	—	4.8	(18.1)
Other comprehensive income (loss), net of tax	(495.6)	10.9	(0.1)	(14.8)	(499.6)
Less: (Gain) Loss attributable to noncontrolling interest	5.5	—	—	—	5.5
Balance at December 31, 2024	$(2,420.3)	$(22.1)	$8.0	$(14.6)	$(2,449.0)

20. SHARE REPURCHASES
In 2022, our Board of Directors approved two share repurchase programs for a total of $3.0 billion. Our repurchase programs allow the Company to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise and have no set expiration date.
During the year ended December 31, 2024, we repurchased 7,944,507 shares of Common Stock in the open market for approximately $235.4 million at an average purchase price per share of $29.63.
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
During the year ended December 31, 2023, we repurchased 16,879,059 shares of Common Stock in the open market for approximately $748.0 million, at an average purchase price per share of $44.31. This includes the 5,624,574 shares purchased under the 2023 ASR Agreement.
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
Mosaic settles stock option exercises, restricted stock units and certain performance units and performance shares with newly issued common shares. The Compensation Committee of the Board of Directors administers these plans subject to their respective provisions and applicable law.
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

Valuation Assumptions
Assumptions used to calculate the fair value of stock options awarded in 2017 are noted in the following table. There were no stock options granted or issued in 2024, 2023 or 2022. Expected volatility is based on the simple average of implied and historical volatility using the daily closing prices of the Company’s stock for a period equal to the expected term of the option. The risk-free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of comparable life.

Year Ended December 31, 2017
Weighted average assumptions used in option valuations:
Expected volatility	35.35%
Expected dividend yield	1.97%
Expected term (in years)	7
Risk-free interest rate	2.34%
A summary of the status of our stock options as of December 31, 2024, and activity during 2024, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	0.6	$34.46
Granted	—	—
Exercised	—	$—
Cancelled or forfeited	(0.1)	$49.73
Outstanding as of December 31, 2024	0.5	$32.68	1.44	$—
Exercisable as of December 31, 2024	0.5	$32.68	1.44	$—
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
A summary of the status of our restricted stock units as of December 31, 2024, and activity during 2024, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of December 31, 2023	1.5	$42.70
Granted	0.8	30.99
Issued and cancelled or forfeited	(0.7)	$31.63
Restricted stock units as of December 31, 2024	1.6	$41.61
Performance Units
During the years ended December 31, 2024, 2023 and 2022, 496,367, 1,206,263 and 540,915 total stockholder return (“TSR”) performance units were granted, respectively. Final performance units are awarded based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award, plus dividends (a measure of total stockholder return or TSR). The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any units to vest, except in the event of death, disability or retirement at or after age 60, certain changes in control or the exercise of Committee or Board discretion as provided in the related award agreements.

The fair value of each TSR performance unit is determined using a Monte Carlo simulation. This valuation methodology utilizes assumptions consistent with those of our other share-based awards and a range of ending stock prices; however, the expected term of the awards is three years, which impacts the assumptions used to calculate the fair value of performance units as shown in the table below. 241,189, 354,500 and 195,755 of the TSR performance awards issued in 2024, 2023 and 2022, respectively, are to be settled in cash, and are therefore accounted for as a liability with changes in value recorded through earnings during the service period. The remaining TSR performance units issued in 2024, 2023 and 2022 are considered equity-classified fixed awards measured at grant-date fair value and not subsequently re-measured. All of the TSR performance units cliff vest after three years of continuous service and are expensed on a straight-line basis over the required service period, based on the estimated grant date fair value of the award net of estimated forfeitures.
A summary of the assumptions used to estimate the fair value of TSR performance units is as follows:

	Years Ended December 31,
	2024	2023	2022
Performance units granted	496,367	1,206,283	540,915
Average fair value of performance units on grant date	$31.02	$50.56	$55.08
Weighted average assumptions used in performance unit valuations:
Expected volatility	40.95%	48.33%	54.77%
Expected dividend yield	2.59%	1.52%	0.81%
Expected term (in years)	3	3	3
Risk-free interest rate	4.48%	4.52%	1.68%
A summary of our performance unit activity during 2024 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	1.3	$39.86
Granted	0.5	31.02
Issued and cancelled or forfeited	(0.7)	$27.35
Outstanding as of December 31, 2024	1.1	$44.15
The outstanding performance units as of December 31, 2024 and 2023 include 463,410 and 500,393 cash-settled performance units, respectively.
Share-Based Compensation Expense
We recorded share-based compensation expense of $20.2 million, $37.8 million and $61.1 million for 2024, 2023 and 2022, respectively. The tax benefit related to share exercises and lapses in the year was $1.0 million, $9.0 million and $7.5 million for 2024, 2023 and 2022, respectively.
As of December 31, 2024, there was $15.8 million of total unrecognized compensation cost related to options, restricted stock units and performance units and shares granted under the 2014 Stock and Incentive Plan and the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. No options vested in 2024, 2023 and 2022.
We received $16.0 million from exercises of share-based payment arrangements for 2022. There was no cash received from exercises of share-based payment arrangements for 2024 and 2023. We incurred a tax benefit for tax deductions from options of $4.1 million, $7.9 million and $13.4 million in 2024, 2023 and 2022, respectively.
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
We also have purchase obligations to purchase goods and services, primarily for raw materials used in products sold to customers. In 2013, we entered into an ammonia supply agreement with CF that commenced in 2017, under which Mosaic agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia per year at a price tied to the prevailing price of U.S. natural gas. This agreement ended effective January 1, 2025.
We have long-term agreements for the purchase of sulfur, which is used in the production of phosphoric acid, and natural gas, which is a significant raw material used primarily in the solution mining process in our Potash segment as well as in our phosphate concentrates plants.
A schedule of future minimum long-term purchase commitments, based on expected market prices as of December 31, 2024 is as follows:

(in millions)	Purchase Commitments
2025	$2,842.1
2026	1,955.6
2027	1,570.1
2028	357.9
2029	167.8
Subsequent years	37.1
$6,930.6
Purchases made under long-term commitments were $2.1 billion in 2024, $3.0 billion in 2023 and $4.6 billion in 2022.
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
We incur liabilities for reclamation activities and Gypstack closures in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and therefore, in most cases, must be renewed on an annual basis. As of December 31, 2024 we had $793.7 million in surety bonds outstanding, of which $411.8 million is for reclamation obligations primarily related to mining in Florida. In addition, included in the total amount is $327.1 million, reflecting our updated closure cost estimates, delivered to the EPA as a substitute for the financial assurance provided through the Plant City Trust. The remaining balance in surety bonds outstanding of $54.8 million is for other matters.
23. CONTINGENCIES
We have described below the material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established reserves of approximately $197.5 million and $203.2 million as of December 31, 2024 and 2023, respectively, of which $90.8 million and $148.9 million are included in Accrued Liabilities and $106.7 million and $54.3 million in Other Non Current Liabilities in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of certain environmental matters.
New Wales Phase II East Stack. In April 2022 we confirmed the presence of a cavity in and liner tear beneath the southern part of the active phosphogypsum stack at the Company’s New Wales facility in Florida. This resulted in process water draining beneath the stack. The circumstances were reported to the FDEP and the EPA. Phase I of the repairs, consisting of stabilizing the cavity by depositing low pressure grout into it, began in July 2022 and now is complete. Phase II work, which consists of injecting high pressure grout beneath the stack to restore the geological confining layer beneath it, began in early in 2023 and the work is now complete.
As of December 31, 2024 we have a reserve of $14.7 million, included in the above amount, for the estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
New Wales Phase II West Stack. In October 2023 we observed a series of seismic acoustic emissions and changes to piezometric water levels in a part of the Phase II West phosphogypsum stack at the New Wales, Florida facility. These observations may be an indication of a breach in the stack liner system and were reported to the FDEP and EPA. We have begun repairs: stabilization grouting is now complete and high-pressure grouting began in October 2024. The area of the stack is not in use for either process water storage or additional gypsum placement. It lies within a zone of capture of a recovery groundwater well which is operating as intended. No offsite impacts are known or expected.
As of December 31, 2024 we have a reserve of $81.5 million, included in the above established reserves, for estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
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

Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $559.2 million. We estimate that our probable aggregate loss with respect to these claims is approximately $79.3 million, which is included in our accrued liabilities in our Consolidated Balance Sheets at December 31, 2024. Approximately $377.1 million of the maximum potential loss above relates to labor claims, of which approximately $62.0 million is included in accrued liabilities in our Consolidated Balance Sheets at December 31, 2024.
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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $601.8 million, of which $204.0 million is subject to an indemnification agreement entered into with Vale S.A in connection with an acquisition.
Approximately $311.9 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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
24. RELATED PARTY TRANSACTIONS
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of December 31, 2024 and 2023, we had amounts included in Accounts Receivable and Accounts Payable on our Consolidated Balances due to our non-consolidated companies of which the net amount totaled $46.5 million and $0.8 million, respectively.
The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Years Ended December 31,
(in millions)	2024	2023	2022
Transactions with non-consolidated companies included in net sales	$931.0	$1,321.0	$3,015.3
Transactions with non-consolidated companies included in cost of goods sold	$1,082.7	$1,465.2	$3,245.2
As part of the MWSPC joint venture which was in place through December 24, 2024, we marketed approximately 25% of the MWSPC production for which approximately $18.4 million, $17.5 million and $23.1 million is included in revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
25. BUSINESS SEGMENTS
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics and for which segment financial information is available for our chief operating decision maker. Our chief operating decision maker is our chief executive officer.

For a description of our business segments, see Note 1 of our Notes to Consolidated Financial Statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the gross margin and operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses and the results of the China and India distribution business are included within Corporate, Eliminations and Other. Certain selling, general and administrative costs that are not controllable by the business segments are included within Corporate, Eliminations and Other.
For the Phosphates, Potash and Mosaic Fertilizantes segments, the chief operating decision maker uses both segment gross margin and operating earnings to allocate resources to each segment, predominantly in the annual budget and forecasting process. The chief operating decision maker considers forecast-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments. The chief operating decision maker also uses segment gross margin for evaluating product pricing and segment profit or loss from operations to assess the performance for each segment by comparing the results and return on assets of each segment with one another.
Segment information for the years 2024, 2023 and 2022 is as follows:

(in millions)	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Year Ended December 31, 2024
Net sales to external customers	$3,793.3	$2,371.0	$4,422.3	$536.2	$11,122.8
Intersegment net sales	725.5	17.7	—	(743.2)	—
Net sales	4,518.8	2,388.7	4,422.3	(207.0)	11,122.8
Cost of goods sold(b)	3,924.8	1,745.5	4,015.7	(75.1)	9,610.9
Gross margin	594.0	643.2	406.6	(131.9)	1,511.9
Canadian resource taxes	—	232.2	—	—	232.2
Gross margin (excluding Canadian resource taxes)	594.0	875.4	406.6	(131.9)	1,744.1
Selling, general and administrative(c)	45.3	31.1	134.7	285.8	496.9
Other operating expenses(d)	323.7	7.7	34.2	27.9	393.5
Operating earnings	225.1	604.5	237.6	(445.7)	621.5
Gain on sale of equity method investment	522.2	—	—	—	522.2
Capital expenditures	660.7	297.5	242.8	50.8	1,251.8
Depreciation, depletion and amortization expense	505.6	336.5	159.3	24.1	1,025.5
Equity in net earnings of nonconsolidated companies	70.9	—	—	2.4	73.3
Year Ended December 31, 2023
Net sales to external customers	$3,894.5	$3,203.1	$5,684.7	$913.8	$13,696.1
Intersegment net sales	829.8	30.5	—	(860.3)	—
Net sales	4,724.3	3,233.6	5,684.7	53.5	13,696.1
Cost of goods sold(b)	4,022.2	2,018.6	5,473.1	(28.4)	11,485.5
Gross margin	702.1	1,215.0	211.6	81.9	2,210.6
Canadian resource taxes	—	403.4	—	—	403.4
Gross margin (excluding Canadian resource taxes)	702.1	1,618.4	211.6	81.9	2,614.0
Selling, general and administrative(c)	42.0	30.0	110.1	318.4	500.5
Other operating expenses(d)	284.3	33.5	27.0	27.2	372.0
Operating earnings	375.7	1,151.5	74.5	(263.6)	1,338.1
Capital expenditures	625.9	357.4	336.3	82.8	1,402.4
Depreciation, depletion and amortization expense	485.7	299.0	165.5	10.4	960.6
Equity in net earnings of nonconsolidated companies	56.4	—	—	3.9	60.3
Year Ended December 31, 2022

Net sales to external customers	$4,546.4	$5,122.8	$8,287.2	$1,168.8	$19,125.2
Intersegment net sales	1,637.8	85.7	—	(1,723.5)	—
Net sales	6,184.2	5,208.5	8,287.2	(554.7)	19,125.2
Cost of goods sold(b)	4,425.2	2,365.5	7,241.6	(662.9)	13,369.4
Gross margin	1,759.0	2,843.0	1,045.6	108.2	5,755.8
Canadian resource taxes	—	927.9	—	—	927.9
Gross margin (excluding Canadian resource taxes)	1,759.0	3,770.9	1,045.6	108.2	6,683.7
Selling, general and administrative(c)	40.7	30.3	101.9	325.1	498.0
Other operating expenses(d)	371.1	45.1	33.3	23.0	472.5
Operating earnings	1,347.2	2,767.7	910.4	(240.0)	4,785.3
Capital expenditures	631.8	281.6	306.4	27.5	1,247.3
Depreciation, depletion and amortization expense	485.1	307.3	125.5	16.0	933.9
Equity in net earnings of nonconsolidated companies	192.4	—	—	3.6	196.0
Total assets as of December 31, 2024	$12,806.2	$7,762.8	$4,266.9	$(1,911.9)	$22,924.0
Total assets as of December 31, 2023	10,295.9	8,971.9	5,256.3	(1,491.3)	23,032.8
Total assets as of December 31, 2022	9,570.5	9,582.2	5,562.7	(1,329.4)	23,386.0
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the years ended December 31, 2024, 2023 and 2022, distribution operations in India and China had revenues of $519.6 million, $898.9 million and $1.1 billion, respectively, and gross margins of $39.7 million, $(16.8) million and $130.9 million, respectively. These operations do not meet the quantitative thresholds for determining reportable segments.
(b)The primary components of cost of goods sold are raw material purchases, including sulfur and ammonia, conversion costs and transportation costs.
(c)Selling, general and administrative expenses include nonmanufacturing payroll expense and professional services expense.
(d)Other operating expenses typically relate to five major categories: (1) AROs, (2) environmental and legal reserves, (3) idle facility costs, (4) insurance reimbursements, and (5) gain/loss on sale or disposal of fixed assets.

Financial information relating to our operations by geographic area is as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Net sales(a):
Brazil	$4,296.2	$5,480.9	$8,045.5
Canpotex(b)	884.3	1,275.7	2,961.6
China	536.9	556.1	648.2
Canada	520.1	411.6	966.0
Paraguay	178.5	222.8	227.1
Argentina	141.8	75.2	224.6
Japan	130.8	157.7	162.0
Colombia	118.7	103.2	125.9
India	72.8	350.8	512.5
Australia	57.9	69.0	101.6
Peru	49.2	77.5	70.2
Mexico	42.2	125.5	165.5
Honduras	25.7	30.0	31.2
Dominican Republic	14.7	16.7	34.1
Thailand	6.0	8.4	6.3
Other	76.3	55.9	100.8
Total international countries	7,152.1	9,017.0	14,383.1
United States	3,970.7	4,679.1	4,742.1
Consolidated	$11,122.8	$13,696.1	$19,125.2
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex sales to the ultimate third-party customers are made to customers in various countries. The countries with the largest portion of third-party customer sales are Brazil, China, India, and Indonesia.

	December 31,
(in millions)	2024	2023
Long-lived assets:
Canada	$5,390.5	$4,876.1
Brazil	2,012.8	2,467.8
Other	545.8	1,521.3
Total international countries	7,949.1	8,865.2
United States	8,457.2	7,204.8
Consolidated	$16,406.3	$16,070.0
Excluded from the table above as of December 31, 2024 and 2023, are goodwill of $1,061.1 million and $1,138.6 million and deferred income tax assets of $958.3 million and $1,079.2 million, respectively.

Net sales by product type for the years 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Sales by product type:
Phosphate Crop Nutrients	$2,978.7	$3,277.5	$4,465.0
Potash Crop Nutrients	2,808.6	4,107.7	6,484.1
Crop Nutrient Blends	1,253.4	2,107.4	2,970.0
Performance Products(a)	2,264.2	2,453.3	3,025.8
Phosphate Rock	217.2	125.9	125.9
Other(b)	1,600.7	1,624.3	2,054.4
	$11,122.8	$13,696.1	$19,125.2
______________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is a process designed to provide reasonable assurance to our management, Board of Directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP and includes those policies and procedures that:
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2024 management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on their evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an auditors' report on the Company’s internal control over financial reporting as of December 31, 2024.