Form 10-Q
period 2025-03-31
MOSAIC CO
filed 2025-05-07
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 317,230,799 shares of Common Stock as of May 2, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Net sales	$2,620.9	$2,679.4
Cost of goods sold	2,132.5	2,280.2
Gross margin	488.4	399.2
Selling, general and administrative expenses	122.6	106.8
Other operating expense	27.3	119.5
Operating earnings	338.5	172.9
Interest expense, net	(40.7)	(48.0)
Foreign currency transaction gain (loss)	133.1	(100.3)
Other (expense) income	(118.1)	0.6
Earnings from consolidated companies before income taxes	312.8	25.2
Provision for income taxes	63.3	6.2
Earnings from consolidated companies	249.5	19.0
Equity in net earnings of nonconsolidated companies	0.5	37.5
Net earnings including noncontrolling interests	250.0	56.5
Less: Net earnings attributable to noncontrolling interests	11.9	11.3
Net earnings attributable to Mosaic	$238.1	$45.2
Basic net earnings per share attributable to Mosaic	$0.75	$0.14
Basic weighted average number of shares outstanding	317.0	322.1
Diluted net earnings per share attributable to Mosaic	$0.75	$0.14
Diluted weighted average number of shares outstanding	318.2	323.5
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Net earnings (loss) including noncontrolling interest	$250.0	$56.5
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	108.1	(129.7)
Net actuarial gain and prior service cost	0.1	0.8
Realized gain (loss) on interest rate swap	—	—
Net gain (loss) on marketable securities held in trust fund	7.9	(10.3)
Other comprehensive income (loss)	116.1	(139.2)
Comprehensive income (loss)	366.1	(82.7)
Less: Comprehensive income attributable to noncontrolling interest	13.5	10.5
Comprehensive income (loss) attributable to Mosaic	$352.6	$(93.2)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$259.2	$272.8
Receivables, net, including affiliate receivables of $106.2 and $109.9, respectively	1,067.4	1,113.3
Inventories	2,782.6	2,548.4
Other current assets	485.6	563.8
Total current assets	4,594.8	4,498.3
Property, plant and equipment, net of accumulated depreciation of $10,783.4 and $10,499.7, respectively	13,516.7	13,352.6
Equity securities and investments in nonconsolidated companies	1,418.1	1,533.4
Goodwill	1,065.1	1,061.1
Deferred income taxes	1,020.3	958.3
Other assets	1,550.7	1,520.3
Total assets	$23,165.7	$22,924.0
Liabilities and Equity
Current liabilities:
Short-term debt	$1,234.4	$847.1
Current maturities of long-term debt	33.3	45.3
Structured accounts payable arrangements	383.8	402.3
Accounts payable, including affiliate payables of $98.5 and $155.1, respectively	936.0	1,156.5
Accrued liabilities	1,503.5	1,720.1
Total current liabilities	4,091.0	4,171.3
Long-term debt, less current maturities	3,329.9	3,332.3
Deferred income taxes	945.0	942.8
Other noncurrent liabilities	2,883.1	2,862.9
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 391,174,065 shares issued and 317,229,733 shares outstanding as of March 31, 2025, 394,648,654 shares issued and 316,932,047 shares outstanding as of December 31, 2024	3.2	3.2
Capital in excess of par value	8.3	2.1
Retained earnings	14,093.9	13,926.1
Accumulated other comprehensive loss	(2,334.5)	(2,449.0)
Total Mosaic stockholders' equity	11,770.9	11,482.4
Noncontrolling interests	145.8	132.3
Total equity	11,916.7	11,614.7
Total liabilities and equity	$23,165.7	$22,924.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$250.0	$56.5
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	243.0	241.1
Deferred and other income taxes	(11.0)	(75.3)
Equity in net (earnings) of nonconsolidated companies, net of dividends	(0.4)	(22.5)
Accretion expense for asset retirement obligations	32.2	27.2
Share-based compensation expense	9.3	9.3
Unrealized (gain) loss on equity securities	116.6	—
Unrealized (gain) loss on derivatives	(57.7)	32.6
Foreign currency adjustments	(159.0)	94.9
Other	11.4	19.7
Changes in assets and liabilities:
Receivables, net	59.6	30.8
Inventories	(162.4)	(114.9)
Other current and noncurrent assets	55.1	55.0
Accounts payable and accrued liabilities	(331.9)	(477.7)
Other noncurrent liabilities	(11.9)	43.3
Net cash provided by (used in) operating activities	42.9	(80.0)
Cash Flows from Investing Activities:
Capital expenditures	(340.8)	(383.0)
Purchases of available-for-sale securities - restricted	(102.5)	(624.7)
Proceeds from sale of available-for-sale securities - restricted	97.1	619.8
Other	5.4	0.1
Net cash used in investing activities	(340.8)	(387.8)
Cash Flows from Financing Activities:
Payments of short-term debt	(3,618.7)	(4,596.2)
Proceeds from issuance of short-term debt	3,804.5	4,900.4
Payments of inventory financing arrangement	(199.5)	(200.3)
Proceeds from inventory financing arrangement	401.6	701.2
Payments of structured accounts payable arrangements	(204.9)	(226.1)
Proceeds from structured accounts payable arrangements	182.1	90.9
Collections of transferred receivables	105.8	101.6
Payments of transferred receivables	(105.8)	(100.6)
Payments of long-term debt	(11.7)	(15.4)
Repurchases of stock	—	(108.4)
Cash dividends paid	(70.9)	(69.7)
Dividends paid to non-controlling interest	—	(8.2)
Other	(10.5)	(11.3)
Net cash provided by financing activities	272.0	457.9
Effect of exchange rate changes on cash	(0.4)	(3.8)
Net change in cash, cash equivalents and restricted cash	(26.3)	(13.7)
Cash, cash equivalents and restricted cash - December 31	305.0	360.8
Cash, cash equivalents and restricted cash - March 31	$278.7	$347.1
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$259.2	$336.7
Restricted cash in other current assets	8.6	2.4
Restricted cash in other assets	10.9	8.0
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$278.7	$347.1

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $8.6 and $10.6 for the three months ended March 31, 2025 and 2024, respectively)	$12.1	$17.1
Income taxes (net of refunds)	75.5	98.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	324.1	$3.2	$—	$14,241.9	$(1,954.9)	$142.6	$12,432.8
Total comprehensive (loss) income	—	—	—	45.2	(138.4)	10.5	(82.7)
Vesting of restricted stock units	0.7	—	—	(10.4)	—	—	(10.4)
Stock based compensation	—	—	9.3	—	—	—	9.3
Share repurchases, including tax of $0.9 million	(3.4)	—	(9.3)	(100.0)	—	—	(109.3)
Dividends ($0.21 per share)	—	—	—	(67.7)	—	—	(67.7)
Dividends for noncontrolling interests	—	—	—	—	—	(8.2)	(8.2)
Balance as of March 31, 2024	321.4	$3.2	$—	$14,109.0	$(2,093.3)	$144.9	$12,163.8

Balance as of December 31, 2024	316.9	$3.2	$2.1	$13,926.1	$(2,449.0)	$132.3	$11,614.7
Total comprehensive income	—	—	—	238.1	114.5	13.5	366.1
Vesting of restricted stock units	0.3	—	(3.1)	—	—	—	(3.1)
Stock based compensation	—	—	9.3	—	—	—	9.3
Dividends ($0.22 per share)	—	—	—	(70.3)	—	—	(70.3)
Balance as of March 31, 2025	317.2	$3.2	$8.3	$14,093.9	$(2,334.5)	$145.8	$11,916.7

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
We are organized into the following business segments:
•Our Phosphate business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. The Phosphate segment includes our 75% interest in the Miski Mayo Phosphate Mine (“Miski Mayo”) in Peru. These results are consolidated in the Phosphate segment. Through December 24, 2024, the Phosphates segment included our prior 25% interest in the Ma’aden Wa’ad Al Shamal Phosphate Company (“MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. On December 24, 2024, we exchanged our ownership of MWSPC for shares of Ma’aden. Prior to this, our equity in the net earnings or losses relating to MWSPC were recognized on a one-quarter lag in our Condensed Consolidated Statements of Earnings.
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
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives and investment in equity securities of Ma'aden, debt expenses, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other.
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
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
3. Recently Issued Accounting Guidance
In December 2023, the FASB issued guidance to provide more disaggregation of income tax disclosures mainly related to the reconciliations of the income tax rate and income taxes paid by jurisdiction. We expect the adoption of the standard to result in additional disaggregation of our income tax footnote disclosure and that it will have no impact on our results of operations, cash flows or financial conditions. We will begin providing the enhanced disclosure related to income taxes effective with our annual report on Form 10-K for the fiscal year ending December 31, 2025. The disclosures may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact this new guidance will have on our disclosures.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2025	December 31, 2024
Other current assets
Income and other taxes receivable	$229.7	$234.9
Prepaid expenses	231.4	299.8
Other	24.5	29.1
	$485.6	$563.8

Other assets
Restricted cash	$10.9	$17.3
MRO inventory	171.7	169.0
Marketable securities held in trust	726.7	708.7
Operating lease right-of-use assets	222.7	220.0
Indemnification asset	18.2	18.4
Long-term receivable	12.7	12.9
Cloud computing cost	152.9	166.3
Other	234.9	207.7
	$1,550.7	$1,520.3

Accrued liabilities
Accrued dividends	$73.5	$74.1
Payroll and employee benefits	117.1	161.8
Asset retirement obligations	325.4	352.8
Customer prepayments(a)	304.7	270.7
Accrued income and other taxes	131.2	204.7
Operating lease obligation	32.6	43.9
Other	519.0	612.1
	$1,503.5	$1,720.1

Other noncurrent liabilities
Asset retirement obligations	$2,231.5	$2,219.4
Operating lease obligation	193.2	181.2
Accrued pension and postretirement benefits	98.3	91.6
Unrecognized tax benefits	13.0	17.7
Other	347.1	353.0
	$2,883.1	$2,862.9
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2025	2024
Net income attributable to Mosaic	$238.1	$45.2
Basic weighted average number of shares outstanding	317.0	322.1
Dilutive impact of share-based awards	1.2	1.4
Diluted weighted average number of shares outstanding	318.2	323.5
Basic net income per share attributable to Mosaic	$0.75	$0.14
Diluted net income per share attributable to Mosaic	$0.75	$0.14
A total of 0.4 million shares of common stock subject to issuance related to share-based awards for the three months ended March 31, 2025, and 0.6 million for the three months ended March 31, 2024 have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	March 31, 2025	December 31, 2024
Raw materials	$224.4	$148.6
Work in process	1,019.1	941.1
Finished goods	1,318.4	1,239.8
Final price deferred(a)	40.6	53.5
Operating materials and supplies	180.1	165.4
	$2,782.6	$2,548.4
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $1.1 billion as of March 31, 2025 and December 31, 2024, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2024	$955.4	$93.6	$12.1	$1,061.1
Foreign currency translation	2.3	1.7	—	4.0
Balance as of March 31, 2025	$957.7	$95.3	$12.1	$1,065.1

We will perform our next annual goodwill impairment analysis for each of our reporting units as of October 31, 2025.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of March 31, 2025, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2025 and December 31, 2024 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$2.3	$—	$—	$2.3
Level 2
Corporate debt securities	206.5	1.6	(5.1)	203.0
Municipal bonds	211.8	0.7	(3.9)	208.6
U.S. government bonds	295.7	0.5	(0.6)	295.6
Total	$716.3	$2.8	$(9.6)	$709.5

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.1	$—	$—	$3.1
Level 2
Corporate debt securities	203.3	0.8	(6.8)	197.3
Municipal bonds	210.8	0.7	(4.0)	207.5
U.S. government bonds	295.1	—	(7.8)	287.3
Total	$712.3	$1.5	$(18.6)	$695.2

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$25.6	$(0.2)	$53.4	$(0.7)
Municipal bonds	91.8	(0.6)	102.4	(1.7)
U.S. government bonds	221.3	(1.6)	280.9	(7.8)
	$338.7	$(2.4)	$436.7	$(10.2)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$75.6	$(4.9)	$81.3	$(6.1)
Municipal bonds	58.3	(2.3)	55.6	(2.3)
	$133.9	$(7.2)	$136.9	$(8.4)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2025. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

March 31, 2025
Due in one year or less	$18.9
Due after one year through five years	225.1
Due after five years through ten years	414.3
Due after ten years	48.9
Total debt securities	$707.2
For the three months ended March 31, 2025, realized gains were $0.4 million and realized losses were $0.5 million. For the three months ended March 31, 2024, realized gains were $10.6 million and realized losses were $6.8 million.

9. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of March 31, 2025 and December 31, 2024, we had financed inventory of $401.6 million and $199.5 million, respectively, under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
agreed upon discount. The receivables sold under the RPA are accounted for as a true sale. Upon sale, these receivables are removed from the Condensed Consolidated Balance Sheets. Cash received is presented as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
During the three months ended March 31, 2025, the Company sold approximately $102.1 million of accounts receivable under this arrangement. During the three months ended March 31, 2024, the Company sold approximately $125.9 million. Discounts on sold receivables were not material for any period presented. Following such sales, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of March 31, 2025 and December 31, 2024, there was no amount outstanding to be remitted to the banks. Any outstanding amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 144 to 180 days from date of shipment. As of March 31, 2025 and December 31, 2024, the total structured accounts payable arrangements were $383.8 million and $402.3 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We plan to use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of March 31, 2025, we had $828.3 million outstanding under this program, with a weighted average interest rate of 4.68% and remaining average term of 16 days. As of December 31, 2024, we had $609.2 million outstanding under this program, with a weighted average interest rate of 4.74% and a remaining average term of 10 days.
Term Loan Facility
In May 2023, we entered into a $700 million, 10-year senior unsecured term loan facility. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of March 31, 2025 and December 31, 2024, $570.0 million, has been drawn under this facility with no further draws available. Interest rates for the term loan are variable and are based on the Secured Overnight Financing Rate (“SOFR”), plus credit spread adjustments.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of our AROs is as follows:

(in millions)	March 31, 2025	December 31, 2024
AROs, beginning of period	$2,572.2	$2,213.4
Liabilities incurred	5.8	29.8
Liabilities settled	(72.1)	(253.8)
Accretion expense	32.2	111.2
Revisions in estimated cash flows	2.6	541.4
Foreign currency translation	16.2	(69.8)
AROs, end of period	2,556.9	2,572.2
Less current portion	325.4	352.8
Non-current portion of AROs	$2,231.5	$2,219.4
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
As of December 31, 2024, the undiscounted amount of our Gypstack Closure Costs ARO associated with the facilities covered by the 2015 Consent Decrees, determined using the assumptions used for financial reporting purposes, was approximately $2.3 billion, and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet for those facilities was approximately $1.1 billion.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
As of March 31, 2025 and December 31, 2024, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $349.6 million and $368.7 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the three months ended March 31, 2025, gross unrecognized tax benefits decreased by $1.6 million to $12.6 million. The decrease is primarily related to statute expirations and settlements, partially offset by recording U.S. and non-U.S. reserves and foreign exchange. If recognized, approximately $9.8 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $4.8 million and $5.4 million as of March 31, 2025 and December 31, 2024, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended March 31, 2025, discrete tax items recorded in tax expense was a benefit of approximately $26.3 million. The net tax benefit consisted primarily of changes in valuation allowance and share-based excess costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate, plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended March 31, 2025, income tax expense was impacted by this set of rules, resulting in reduced expense of $1.2 million compared to what would have been recorded under the general rule on a consolidated basis.

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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, the gross asset position of our derivative instruments was $5.3 million and $3.1 million, respectively, and the gross liability position of our liability instruments was $32.0 million and $87.8 million, respectively.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2025	December 31, 2024
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,654.3	1,377.3
Natural gas derivatives	Commodity	MMbtu	—	2.5
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2025 and December 31, 2024 was $25.4 million and $58.1 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2025, we would have been required to post an additional $21.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2025 and December 31, 2024, the gross asset position of our foreign currency derivative instruments was $5.3 million and $3.1 million, respectively, and the gross liability position of our foreign currency derivative instruments was $32.0 million and $86.1 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts and swaps. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. The gross asset position of our commodity derivative instruments was zero as of March 31, 2025 and December 31, 2024, and the gross liability position of our commodity instruments was zero and $1.7 million as of March 31, 2025 and December 31, 2024, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of March 31, 2025.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$259.2	$259.2	$272.8	$272.8
Accounts receivable	1,067.4	1,067.4	1,113.3	1,113.3
Equity securities	1,370.2	1,370.2	1,486.8	1,486.8
Accounts payable	936.0	936.0	1,156.5	1,156.5
Structured accounts payable arrangements	383.8	383.8	402.3	402.3
Short-term debt	1,234.4	1,234.4	847.1	847.1
Long-term debt, including current portion	3,363.2	3,349.5	3,377.6	3,324.1
For cash and cash equivalents, accounts receivables, accounts payable, structured accounts payable arrangements and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. Equity securities represent our Ma’aden shares and are carried at fair value based on the unadjusted quoted price on the Saudi Exchange (Tadawul), which results in a Level 1 classification. Our floating rate long-term debt is non-public, bears a variable SOFR-based rate and consists of our borrowings under our term loan facility. The fair value of our floating rate debt approximates the carrying value and is estimated based on market-based inputs, including interest rates and credit spreads,

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
which results in a Level 2 classification. The fair value of fixed rate long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt. For information regarding the fair value of our marketable securities held in trusts, see Note 8 of our Notes to Consolidated Financial Statements.
14. Share Repurchases
In 2022, our Board of Directors approved two share repurchase programs for a total of $3.0 billion. Our repurchase programs allow the Company to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise, and have no set expiration date.
During the three months ended March 31, 2025, we made no share repurchases. During the three months ended March 31, 2024, we repurchased 3,398,700 shares of Common Stock in the open market for approximately $108.4 million, at an average purchase price of $31.89 per share.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, our ability to access capital resources, our liquidity and corporate, regulatory and other considerations.
15. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three months ended March 31, 2025 and March 31, 2024:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended March 31, 2025
Balance at December 31, 2024	$(2,420.3)	$(22.1)	$8.0	$(14.6)	$(2,449.0)
Other comprehensive income (loss)	109.1	0.2	—	10.3	119.6
Tax (expense) benefit	(1.0)	(0.1)	—	(2.4)	(3.5)
Other comprehensive income (loss), net of tax	108.1	0.1	—	7.9	116.1
Other comprehensive income (loss) attributable to noncontrolling interest	(1.6)	—	—	—	(1.6)
Balance as of March 31, 2025	$(2,313.8)	$(22.0)	$8.0	$(6.7)	$(2,334.5)

Three Months Ended March 31, 2024
Balance at December 31, 2023	$(1,930.2)	$(33.0)	$8.1	$0.2	$(1,954.9)
Other comprehensive income (loss)	(125.5)	1.3	—	(13.3)	(137.5)
Tax (expense) benefit	(4.2)	(0.5)	—	3.0	(1.7)
Other comprehensive income (loss), net of tax	(129.7)	0.8	—	(10.3)	(139.2)
Other comprehensive income (loss) attributable to noncontrolling interest	0.8	—	—	—	0.8
Balance as of March 31, 2024	$(2,059.1)	$(32.2)	$8.1	$(10.1)	$(2,093.3)
16. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of March 31, 2025, the net amount due from our non-consolidated companies totaled $6.2 million. As of December 31, 2024, the net amount due to our non-consolidated companies totaled $46.5 million.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended March 31,
	2025	2024
Transactions with related parties included in net sales(a)	$226.4	$236.6
Transactions with related parties included in cost of goods sold(b)	172.8	260.8
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex by our Mosaic Fertilizantes segment and India and China distribution businesses. The prior year amount also includes purchases from MWSPC.
17. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $172.1 million and $197.5 million as of March 31, 2025 and December 31, 2024, respectively, of which $70.0 million and $90.8 million are included in Accrued Liabilities and $102.1 million and $106.7 million in Other Non Current Liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of March 31, 2025, we have a reserve of $8.6 million for estimated water management and other costs associated with this event. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of March 31, 2025, we have a reserve of $67.6 million for estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $623.1 million. We estimate that our probable aggregate loss with respect to these claims is approximately $83.0 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at March 31, 2025. Approximately $410.4 million of the foregoing maximum potential loss relates to labor claims, of which approximately $63.1 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at March 31, 2025.
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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $597.4 million, of which $208.4 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $355.4 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.

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
18. Business Segments
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics and for which segment financial information is available for our chief operating decision maker (“CODM”). Our CODM is our chief executive officer.
Our CODM uses more than one measure to evaluate performance of our segments and allocate resources, including gross margin and operating earnings, for each segment. The financial results of our business segments includes certain allocations of corporate selling, general and administrative expenses. Therefore, the results may not represent the actual results that would be expected if the segments were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. For a description of our business segments, see Note 1 to the Condensed Consolidated Financial Statements.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three months ended March 31, 2025 and 2024 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended March 31, 2025
Net sales to external customers	$964.8	$570.2	$933.8	$152.1	$2,620.9
Intersegment net sales	133.8	—	—	(133.8)	—
Net sales	1,098.6	570.2	933.8	18.3	2,620.9
Cost of goods sold(b)	931.3	401.6	806.8	(7.2)	2,132.5
Gross margin	167.3	168.6	127.0	25.5	488.4
Canadian resource taxes	—	47.3	—	—	47.3
Gross margin (excluding Canadian resource taxes)	167.3	215.9	127.0	25.5	535.7
Selling, general and administrative(c)	12.1	7.8	23.2	79.5	122.6
Other operating expenses(d)	15.8	4.1	5.3	2.1	27.3
Operating earnings (loss)	139.4	156.8	98.5	(56.2)	338.5
Capital expenditures	236.3	45.1	59.2	0.2	340.8
Depreciation, depletion and amortization expense	113.2	81.0	38.1	10.7	243.0
Three months ended March 31, 2024
Net sales to external customers	$1,023.0	$634.7	$886.4	$135.3	$2,679.4
Intersegment net sales	145.7	8.4	—	(154.1)	—
Net sales	1,168.7	643.1	886.4	(18.8)	2,679.4
Cost of goods sold(b)	1,009.3	431.4	811.2	28.3	2,280.2
Gross margin	159.4	211.7	75.2	(47.1)	399.2
Canadian resource taxes	—	64.5	—	—	64.5
Gross margin (excluding Canadian resource taxes)	159.4	276.2	75.2	(47.1)	463.7
Selling, general and administrative(c)	12.8	8.5	29.9	55.6	106.8
Other operating expenses(d)	106.3	5.2	3.3	4.7	119.5
Operating earnings (loss)	40.3	198.0	42.0	(107.4)	172.9
Capital expenditures	197.7	96.7	81.8	6.8	383.0
Depreciation, depletion and amortization expense	116.9	81.7	40.0	2.5	241.1
Total Assets(e)
As of March 31, 2025	$9,497.3	$6,517.3	$4,697.8	$2,453.3	$23,165.7
As of December 31, 2024	9,419.5	6,480.6	4,372.0	2,651.9	22,924.0

______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three months ended March 31, 2025, distribution operations in India and China collectively had revenue of $147.4 million and gross margin of $20.3 million. For the three months ended March 31, 2024, distribution operations in India and China collectively had revenue of $129.3 million and gross margin of $7.6 million. These operations do not meet the quantitative thresholds for determining reportable segments.
(b)The primary components of cost of goods sold are raw material purchases, including sulfur and ammonia, conversion costs and transportation costs.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(c)Selling, general and administrative expenses include nonmanufacturing payroll expense and professional services expense.
(d)Other operating expenses typically relate to five major categories: (1) AROs, (2) environmental and legal reserves, (3) idle facility costs, (4) insurance reimbursements, and (5) gain/loss on sale or disposal of fixed assets.
(e)In 2025, the information about segment assets regularly provided to and reviewed by our CODM, was revised to no longer include intercompany assets and segment cash and to include an allocation of certain fixed assets from Corporate to the Phosphate and Potash segments. As a result, the December 31, 2024 balances have been recast to reflect these changes.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Net sales(a):
Brazil	$907.0	$852.8
Canpotex(b)	215.5	220.8
China	136.4	124.0
Canada	124.9	142.0
Japan	32.1	41.3
Paraguay	28.6	36.9
Argentina	24.1	11.2
Australia	20.7	16.9
Colombia	20.4	32.6
Dominican Republic	8.5	—
Mexico	5.9	22.4
India	5.7	7.2
Peru	4.1	11.6
Honduras	3.5	5.0
Other	20.7	10.5
Total international countries	1,558.1	1,535.2
United States	1,062.8	1,144.2
Consolidated	$2,620.9	$2,679.4
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex sales to the ultimate third-party customers are made to customers in various countries. The countries with the largest portion of third-party customer sales are Brazil, China, India and Indonesia.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Sales by product type:
Phosphate Crop Nutrients	$720.3	$671.1
Potash Crop Nutrients	507.4	682.6
Crop Nutrient Blends	340.1	352.2
Performance Products(a)	497.8	466.8
Phosphate Rock	119.9	40.8
Other(b)	435.4	465.9
	$2,620.9	$2,679.4
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2024 (the “10-K Report”) and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended
	March 31,		2025-2024
(in millions, except per share data)	2025	2024	Change	Percent
Net sales	$2,620.9	$2,679.4	$(58.5)	(2)%
Cost of goods sold	2,132.5	2,280.2	(147.7)	(6)%
Gross margin	488.4	399.2	89.2	22%
Gross margin percentage	19%	15%
Selling, general and administrative expenses	122.6	106.8	15.8	15%
Other operating expense	27.3	119.5	(92.2)	(77)%
Operating earnings	338.5	172.9	165.6	96%
Interest expense, net	(40.7)	(48.0)	7.3	(15)%
Foreign currency transaction gain (loss)	133.1	(100.3)	233.4	NM
Other (expense) income	(118.1)	0.6	(118.7)	NM
Earnings from consolidated companies before income taxes	312.8	25.2	287.6	NM
Provision for income taxes	63.3	6.2	57.1	NM
Earnings from consolidated companies	249.5	19.0	230.5	NM
Equity in net earnings of nonconsolidated companies	0.5	37.5	(37.0)	(99)%
Net earnings including noncontrolling interests	250.0	56.5	193.5	NM
Less: Net earnings attributable to noncontrolling interests	11.9	11.3	0.6	5%
Net earnings attributable to Mosaic	$238.1	$45.2	$192.9	NM
Diluted net earnings per share attributable to Mosaic	$0.75	$0.14	$0.61	NM
Diluted weighted average number of shares outstanding	318.2	323.5
Overview of Consolidated Results for the three months ended March 31, 2025 and 2024
For the three months ended March 31, 2025, Mosaic had net income of $238.1 million, or $0.75 per diluted share, compared to net income of $45.2 million, or $0.14 per diluted share, for the prior year period. Gross margin for the three months ended March 31, 2025 increased 22% compared to the same period of the prior year, primarily driven by higher average selling pricing in our Phosphates segment and cost improvements in our Mosaic Fertilizantes segment as discussed further below. Net income for the three months ended March 31, 2025 was favorably impacted by a foreign currency transaction gain of $133.1 million, compared to a foreign currency transaction loss of $100.3 million in the prior year period. This is mostly offset by an unrealized mark to market loss of $117 million on the investment in shares of Ma'aden, included in other expense. We we did not hold this investment in the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In our Phosphate segment, operating earnings for the three months ended March 31, 2025 were $139 million compared to $40 million in the prior year period. In the current year period, operating results were favorably impacted by higher average selling prices, partially offset by lower sales volumes and higher conversion and raw material costs. Higher average selling prices were driven by strong global demand and low inventory levels in the current year period. Additionally, selling prices in the current year period were influenced by higher sulfur and ammonia costs, which are driven by global supply and demand. Sales volumes in the current year period were unfavorably impacted by low production levels due to planned downtime for maintenance turnarounds.

In our Potash segment, operating earnings for the three months ended March 31, 2025 were $157 million compared to $198 million in the prior year. Operating results were lower than the prior year, primarily due to lower average selling prices and lower sales volumes in the current year period. Average selling prices have increased compared to the end of 2024, but are below the levels of the same period in the prior year due to global supply. Sales and production volumes in the current year period were negatively impacted by weather related logistical constraints.
In our Mosaic Fertilizantes segment, operating earnings for the three months ended March 31, 2025 were $99 million, compared to $42 million in the prior year. In the current year period, operating results were favorably impacted by cost improvements. We benefited from lower purchased product costs in our distribution business and production efficiency gains in our mining operations which resulted in lower rock costs. Sales volumes increased over the prior year period as demand in the Brazil agricultural market recovered from the weakness seen in the prior year period.
Corporate, Eliminations and Other had an operating loss of $(56) million for the three months ended March 31, 2025 compared to a loss of $(107) million in the prior year. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives and debt expenses.
Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2025-2024
(in millions, except price per tonne or unit)	2025	2024	Change	Percent
Net sales:
North America	$958.9	$1,015.8	$(56.9)	(6)%
International	139.7	152.9	(13.2)	(9)%
Total	1,098.6	1,168.7	(70.1)	(6)%
Cost of goods sold	931.3	1,009.3	(78.0)	(8)%
Gross margin	$167.3	$159.4	$7.9	5%
Gross margin as a percentage of net sales	15%	14%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	846	900	(54)	(6)%
Performance and Other(b)	652	744	(92)	(12)%
Total finished product tonnes	1,498	1,644	(146)	(9)%
Rock	450	483	(33)	(7)%
Total Phosphate Segment Tonnes(a)	1,948	2,127	(179)	(8)%
Realized prices ($/tonne)
Average finished product selling price(c)	$632	$593	$39	7%
DAP selling price (fob plant)	$623	$598	$25	4%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$416	$404	$12	3%
Sulfur (long ton)	$157	$142	$15	11%
Blended rock (metric tonne)	$77	$81	$(4)	(5)%
Production volume (in thousands of metric tonnes) - North America	1,423	1,577	(154)	(10)%
____________________________

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales. Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes. The prior year amount has been recast to exclude revenue from other non-finished goods.
Three months ended March 31, 2025 and March 31, 2024
The Phosphate segment’s net sales were $1.1 billion for the three months ended March 31, 2025, compared to $1.2 billion for the three months ended March 31, 2024. The decrease in net sales in the current year period was primarily due to lower finished goods sales volumes, which had an unfavorable impact of approximately $100 million. In addition, Miski Mayo operations had an unfavorable impact of approximately $25 million compared to the prior year due to lower sales volumes. These impacts were partially offset by higher average finished goods sales prices, which had a favorable impact on net sales of approximately $60 million.
Our average finished product selling price increased 7% to $632 per tonne for the three months ended March 31, 2025, compared to $593 per tonne in the prior year period, due to the factor discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased to 1.5 million for the three months ended March 31, 2025, compared to 1.6 million in the prior year period. The segment had lower available tonnes to process in the current quarter due to the lower production discussed in the Overview.
Gross margin for the Phosphate segment increased to $167.3 million for the three months ended March 31, 2025, from $159.4 million for the three months ended March 31, 2024. The increase in gross margin in the current year period was primarily due to higher average finished goods selling prices, which had a favorable impact of approximately $60 million versus the prior year. Gross margin also benefited from lower blended rock costs of approximately $10 million compared to the prior year. These impacts were partially offset by higher conversion costs of approximately $20 million, higher sulfur and ammonia costs of approximately $15 million, and lower sales volumes, which were unfavorable by approximately $10 million. Lower sales volumes at Miski Mayo also unfavorably impacted gross margin by approximately $10 million compared to the prior year.
The average consumed price for ammonia for our North America operations increased 3%, to $416 per tonne, for the three months ended March 31, 2025, from $404 in the same period a year ago. The average consumed sulfur price for our North America operations increased 11%, to $157 per long ton, for the three months ended March 31, 2025, from $142 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock decreased to $77 per tonne for the three months ended March 31, 2025, from $81 per tonne for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, our North America phosphate rock production was 2.4 million tonnes.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 10% for the three months ended March 31, 2025 from the prior year period due to planned maintenance downtime in the current year period. This resulted in an operating rate for processed phosphate production of 58% for the three months ended March 31, 2025, down from 64% for the same period in 2024.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2025-2024
(in millions, except price per tonne or unit)	2025	2024	Change	Percent
Net sales:
North America	$346.5	$409.9	$(63.4)	(15)%
International	223.7	233.2	(9.5)	(4)%
Total	570.2	643.1	(72.9)	(11)%
Cost of goods sold	401.6	431.4	(29.8)	(7)%
Gross margin	$168.6	$211.7	$(43.1)	(20)%
Gross margin as a percentage of net sales	30%	33%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,947	1,927	20	1%
Performance and Other(b)	166	236	(70)	(30)%
Total Potash Segment Tonnes	2,113	2,163	(50)	(2)%
Realized prices ($/tonne)
Average finished product selling price(c)	$234	$258	$(24)	(9)%
MOP selling price (fob mine)	$223	$241	$(18)	(7)%
Production volume (in thousands of metric tonnes)	2,256	2,338	(82)	(4)%
______________________________

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.
(c)Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes. The prior year amount has been recast to exclude revenue from non-finished goods.
Three months ended March 31, 2025 and March 31, 2024
The Potash segment’s net sales decreased to $570.2 million for the three months ended March 31, 2025, compared to $643.1 million in the same period a year ago. The decrease was primarily due to lower selling prices and sales volumes, which had unfavorable impacts on net sales of approximately $50 million and $20 million, respectively, compared to the same period in the prior year.
Our average finished product selling price was $234 per tonne for the three months ended March 31, 2025, compared to $258 per tonne for the same period a year ago, as a result of the factor described in the Overview.
The Potash segment’s sales volumes of finished products decreased to 2.1 million tonnes for the three months ended March 31, 2025, compared to 2.2 million tonnes in the same period a year ago, due to weather-related constraints as discussed in the Overview.
Gross margin for the Potash segment decreased to $168.6 million for the three months ended March 31, 2025, from $211.7 million in the same period of the prior year. Lower selling prices decreased gross margin by approximately $50 million versus the prior year period. Gross margin was also unfavorably impacted by approximately $10 million, due to lower sales volumes compared to the prior year, and an additional $10 million due to higher conversion costs in the current period. These impacts were partially offset by lower Canadian resource taxes and royalties of approximately $20 million and lower idle and turnaround costs, due to the timing of turnarounds, of approximately $10 million compared to the prior year period.
We incurred $47.3 million in Canadian resource taxes for the three months ended March 31, 2025, compared to $64.5 million in the same period a year ago. Canadian royalty expense decreased to $8.9 million for the three months ended March 31, 2025, compared to $10.1 million for the three months ended March 31, 2024. The fluctuations in Canadian resource taxes and royalties are a result of a decrease in our sales revenue and margins.
Our operating rate for potash production decreased to 78% for the three months ended March 31, 2025, from 81% for the same period in 2024 due to curtailments caused by weather-related constraints in the current year period.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended
	March 31,		2025-2024
(in millions, except price per tonne or unit)	2025	2024	Change	Percent
Net Sales	$933.8	$886.4	$47.4	5%
Cost of goods sold	806.8	811.2	(4.4)	(1)%
Gross margin	$127.0	$75.2	$51.8	69%
Gross margin as a percent of net sales	14%	8%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	301	324	(23)	(7)%
Potash produced in Brazil	30	32	(2)	(6)%
Purchased nutrients for distribution	1,516	1,359	157	12%
Total Mosaic Fertilizantes Segment Tonnes	1,847	1,715	132	8%
Realized prices ($/tonne)
Average finished product selling price(b)	$452	$463	$(11)	(2)%
Brazil MAP price (delivered price to third party)	$681	$581	$100	17%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	62	68	(6)	(9)%
MicroEssentials® from Mosaic	120	169	(49)	(29)%
Potash from Mosaic/Canpotex	355	358	(3)	(1)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$684	$705	$(21)	(3)%
Sulfur (long ton)	$219	$173	$46	27%
Blended rock (metric tonne)	$97	$115	$(18)	(16)%
Production volume (in thousands of metric tonnes)	876	897	(21)	(2)%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
(b) Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes. The prior year amount has been recast to exclude revenue from non-finished goods.
Three months ended March 31, 2025 and March 31, 2024
The Mosaic Fertilizantes segment’s net sales increased to $933.8 million for the three months ended March 31, 2025, from $886.4 million in the same period a year ago. The $47.4 million increase in net sales was due to approximately $60 million of higher finished goods sales volumes, and $5 million from higher sales volumes of other products, primarily gypsum. This was partially offset by lower finished product sales prices, primarily in the distribution business, which had an unfavorable impact of approximately $20 million.
Our average finished product selling price was $452 per tonne for the three months ended March 31, 2025, compared to $463 per tonne for the same period a year ago due to the factors discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products increased 8% for the three months ended March 31, 2025, compared to the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Mosaic Fertilizantes segment increased to $127.0 million for the three months ended March 31, 2025, from $75.2 million in the same period of the prior year. The increase in gross margin was primarily due to $65 million of lower costs driven by a decrease in product costs for our distribution business, and lower rock costs in our production business. This was partially offset by approximately $20 million related to the decrease in average selling prices during the current year period, driven primarily by pricing to retail customers.
The average consumed price for ammonia for our Brazilian operations decreased to $684 per tonne for the three months ended March 31, 2025, compared to $705 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations was $219 per long ton for the three months ended March 31, 2025, compared to $173 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 2% for the three months ended March 31, 2025, compared to the prior year period. For the three months ended March 31, 2025, our phosphate operating rate decreased to 78%, compared to 79% in the same period of the prior year.
For the three months ended March 31, 2025, our Brazilian phosphate rock production was 1.0 million tonnes compared to 0.9 million in the prior year.
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
For the three months ended March 31, 2025, gross margin for Corporate, Eliminations and Other was $25.5 million, compared to $(47.1) million for the same period in the prior year. Gross margin in the current year was favorably impacted by approximately $60 million from net unrealized gains on derivatives, primarily on foreign currency derivatives, compared to a net unrealized loss of approximately $30 million in the prior year. Sales in China and India, collectively, resulted in revenue of $147.4 million and gross margin of $20.3 million in the current year period, compared to revenue of $129.3 million and gross margin of $7.6 million in the prior year period. The China and India gross margin was favorably impacted by higher average selling prices and sales volumes in the current year period, compared to the prior year period. The elimination of profit on intersegment sales of approximately $50 million unfavorably impacted gross margin in the current year compared to an elimination of approximately $15 million in the prior year.
Other Income Statement Items

	Three months ended
	March 31,		2025-2024
(in millions)	2025	2024	Change	Percent
Selling, general and administrative expenses	$122.6	$106.8	$15.8	15%
Other operating expense	27.3	119.5	(92.2)	(77)%
Interest expense	(52.2)	(58.2)	6.0	(10)%
Interest income	11.5	10.2	1.3	13%
Interest expense, net	(40.7)	(48.0)	7.3	(15)%
Foreign currency transaction gain (loss)	133.1	(100.3)	233.4	NM
Other (expense) income	(118.1)	0.6	(118.7)	NM
Provision for income taxes	63.3	6.2	57.1	NM
Equity in net earnings of nonconsolidated companies	0.5	37.5	(37.0)	(99)%
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2025 increased $15.8 million compared to the same period of prior year, primarily due to higher incentive compensation and employee benefit costs of approximately $20 million in the current year period.

Other Operating Expense
For the three months ended March 31, 2025, we had other operating expense of $27.3 million, compared to $119.5 million for the same period of the prior year. The decrease from the prior year is due to environmental reserves of approximately $77 million in our Phosphate segment in the prior year period with no comparable increase in the current year period.
Interest Expense, Net
For the three months ended March 31, 2025, net interest expense decreased to $40.7 million compared to $48.0 million for the same period of the prior year. The decrease was primarily due to lower short term debt levels in the current year period.
Foreign Currency Transaction Gain (Loss)
We recorded a foreign currency transaction gain of $133.1 million for the three months ended March 31, 2025 compared to a loss of $100.3 million for the same period in the prior year. For the three months ended March 31, 2025, the gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries.
Other Expense
For the three months ended March 31, 2025, we had other expense of $118.1 million compared to expense of $0.6 million for the same period in the prior year. The current period loss is due to an unrealized loss of approximately $117 million related to our investment in shares of Ma’aden being marked to market at period end.
Equity in Net Earnings of Nonconsolidated Companies
For the three months ended March 31, 2025, we had equity in net earnings of nonconsolidated companies of $0.5 million compared to $37.5 million for the same period in the prior year. The prior period results were primarily related to the operations of MWSPC. In December 2024, we exchanged our ownership in MWSPC for shares in Ma’aden.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
March 31, 2025	20.2%	$63.3
March 31, 2024	24.6%	$6.2

Income tax expense was $63.3 million, and the effective tax rate was 20.2% for the three months ended March 31, 2025.
For the three months ended March 31, 2025, discrete tax items recorded in tax expense was a benefit of approximately $26.3 million. The net tax benefit consisted primarily of changes in valuation allowance and share-based excess costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, withholding tax expense and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $259.2 million, short-term debt of $1.2 billion, long-term debt, including current maturities, of approximately $3.4 billion, and stockholders’ equity of approximately $11.9 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including by paying dividends. During the three months ended March 31, 2025, we returned cash dividends of $70.9 million, and invested $340.8 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for the next 12 months and beyond. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of March 31, 2025, we had $2.50 billion available under our $2.50 billion committed revolving credit facility, approximately $0.8 billion available under our uncommitted facilities and had $1.7 billion available under our $2.5 billion commercial paper program that is backed by the revolving credit facility. We consider amounts borrowed under our commercial paper program as a reduction of availability under our revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 11 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of March 31, 2025.
All of our cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2025. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by financing activities for the three months ended March 31, 2025 and March 31, 2024:

(in millions)	Three months ended
	March 31,		2025-2024
Cash Flow	2025	2024	Change	Percent
Net cash provided by (used in) operating activities	$42.9	$(80.0)	$122.9	NM
Net cash used in investing activities	(340.8)	(387.8)	47.0	(12)%
Net cash provided by financing activities	272.0	457.9	(185.9)	(41)%
Operating Activities
During the three months ended March 31, 2025, net cash provided by operating activities was $42.9 million, compared to net cash used in operating activities of $80.0 million for the same period in the prior year. Our results of operations, after non-cash adjustments, contributed $434.4 million to cash flows from operating activities during the three months ended March 31, 2025, compared to $383.5 million as computed on the same basis for the prior year period. During the three months ended March 31, 2025, we had an unfavorable change in assets and liabilities of $391.5 million, compared to an unfavorable change of $463.5 million during the three months ended March 31, 2024.

The change in assets and liabilities for the three months ended March 31, 2025, was primarily driven by increases in inventories of $162.4 million and a decrease in accounts payable and accrued liabilities of $331.9 million, offset by a favorable impact from a decrease in current and noncurrent assets of $55.1 million and accounts receivable of $59.6 million. The increase in inventories was primarily due to higher inventory volumes across our segments in the current year period, especially in Brazil as they prepare for their high season. The decrease in accounts payable and accrued liabilities was primarily due to the timing of tax and employee incentive payments. The decrease in other current and noncurrent assets was primarily related to a decrease in taxes receivable and prepaid taxes. Accounts receivable decreased primarily due to lower sales volumes primarily in our Phosphate segment.
Investing Activities
Net cash used in investing activities was $340.8 million for the three months ended March 31, 2025 compared to $387.8 million for the same period a year ago. We had capital expenditures of $340.8 million for the three months ended March 31, 2025, compared to $383.0 million in the prior year period.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 was $272.0 million, compared to $457.9 million for the same period in the prior year. During the three months ended March 31, 2025, we received net proceeds of $202.1 million under our inventory financing arrangement and $185.8 million under other short-term debt arrangements. During the current year period, we paid dividends of $70.9 million, made payments on long-term debt of $11.7 million and made net payments on our structured accounts payable arrangements of $22.8 million.
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
•potential changes in trade policies, including the impact of U.S. tariffs and retaliatory tariffs on economic conditions;
•changes in farmers’ application rates for crop nutrients;
•changes in the operation of world phosphate or potash markets, including consolidation in the crop nutrient industry, particularly if we do not participate in the consolidation;
•the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate, including the effects of actions by the other member of Canpotex to prove the production capacity of potash expansion projects, through proving runs or otherwise;
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
As of March 31, 2025 and December 31, 2024, the fair value of our major foreign currency exchange contracts was $(26.7) million and $(82.6) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2025				As of December 31, 2024
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Years ending December 31,
	2025	2026	2027		2025	2026
Foreign Currency Exchange Forwards
Canadian Dollar				$(21.1)			$(32.6)
Notional (million US$) - short Canadian dollars	$218.1	$—	$—		$51.6	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.4088	—	—		1.3771	—
Notional (million US$) - long Canadian dollars	$616.5	$94.4	$—		$638.3	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3732	1.4090	—		1.3504	—
Indian Rupee				$—			$—
Notional (million US$) - short Indian rupee	$—	$—	$—		$2.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	—	—	—		84.0382	—
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(3.9)			$(51.2)
Notional (million US$) - long Brazilian real	$446.0	$—	$—		$563.4	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.8488	—	—		5.8279	—
Indian Rupee				$(1.6)			$1.1
Notional (million US$) - short Indian rupee	$159.3	$—	$—		$89.1	$—
Weighted Average Rate - Indian rupee to U.S. dollar	86.6255	—	—		84.7720	—
China Renminbi				$(0.1)			$0.1
Notional (million US$) - short China renminbi	$120.0	$—	$—		$33.0	$—
Weighted Average Rate - China renminbi to U.S. dollar	7.1839	—	—		7.1923	—
Total Fair Value				$(26.7)			$(82.6)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated

Financial Statements in this report.
Commodities
As of March 31, 2025 and December 31, 2024, the fair value of our natural gas commodities contracts was zero and $(1.8) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2025			As of December 31, 2024
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2025	2026	Fair Value	2025	2026	Fair Value
Natural Gas Swaps			$0.0			$(1.8)
Notional (million MMBtu) - long	—	—		2.5	—
Weighted Average Rate (US$/MMBtu)	$0.00	$0.00		$2.73	$0.00
Total Fair Value			$0.0			$(1.8)

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the quarter ended March 31, 2025.

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
Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) and the U.S. Court of Appeals for the Federal Circuit (“CAFC”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway. The CAFC is reviewing a challenge to DOC’s final determination in the CVD investigation for Russia; DOC issued a second remand redetermination for the CVD investigation for Morocco, which will be reviewed by the CIT, and is conducting a first remand redetermination for the first administrative review for Morocco; and the ITC is conducting a second remand redetermination of its original affirmative injury determination, which will also be reviewed by the CIT.
When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP and 28.50% for Russian producer PhosAgro. In addition, in November and December 2024 DOC announced the final results of the second administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco covering calendar year 2022. DOC calculated subsidy rates of 16.60% for OCP and 18.21% for PhosAgro. Mosaic, as well as parties that oppose the duties, have appealed the final results of DOC’s first and second administrative reviews to the CIT. Currently, DOC is conducting a third administrative review for imports from Russia, covering calendar year 2023. DOC is not conducting an administrative review for Morocco for this period. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals, whether in federal courts or at the World Trade Organization.
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

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “10-K Report”).
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
During the quarter ended March 31, 2025, we did not purchase any shares of our common stock under our Board approved stock repurchase programs.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.
ITEM 5. OTHER INFORMATION
During our fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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
May 7, 2025