Form 10-Q
period 2025-09-30
MOSAIC CO
filed 2025-11-05
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 317,407,877 shares of Common Stock as of October 31, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$3,452.1	$2,810.9	$9,078.7	$8,306.9
Cost of goods sold	2,899.8	2,394.1	7,519.4	7,096.9
Gross margin	552.3	416.8	1,559.3	1,210.0
Selling, general and administrative expenses	125.5	148.2	415.3	383.4
Other operating expense	87.0	153.2	221.3	305.0
Operating earnings	339.8	115.4	922.7	521.6
Interest expense, net	(45.6)	(41.7)	(139.3)	(136.1)
Foreign currency transaction gain (loss)	(1.2)	100.9	301.3	(267.3)
Other income (expense)	306.3	(0.4)	391.7	6.8
Earnings from consolidated companies before income taxes	599.3	174.2	1,476.4	125.0
Provision for income taxes	175.5	48.0	384.8	152.9
Earnings (loss) from consolidated companies	423.8	126.2	1,091.6	(27.9)
Equity in net earnings of nonconsolidated companies	0.3	4.5	2.2	64.2
Net earnings including noncontrolling interests	424.1	130.7	1,093.8	36.3
Less: Net earnings attributable to noncontrolling interests	12.7	8.5	33.6	30.4
Net earnings attributable to Mosaic	$411.4	$122.2	$1,060.2	$5.9
Basic net earnings per share attributable to Mosaic	$1.30	$0.38	$3.34	$0.02
Basic weighted average number of shares outstanding	317.4	318.4	317.2	320.6
Diluted net earnings per share attributable to Mosaic	$1.29	$0.38	$3.33	$0.02
Diluted weighted average number of shares outstanding	319.4	319.4	318.8	321.6
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net earnings (loss) including noncontrolling interest	$424.1	$130.7	$1,093.8	$36.3
Other comprehensive income (loss), net of tax
Foreign currency translation (loss) gain	(4.8)	104.6	343.1	(161.6)
Net actuarial (loss) gain and prior service cost	(1.7)	0.4	(2.5)	1.8
Realized (loss) gain on interest rate swap	(0.1)	—	(0.1)	—
Net gain on marketable securities held in trust fund	5.8	13.7	21.4	0.8
Other comprehensive income (loss)	(0.8)	118.7	361.9	(159.0)
Comprehensive income (loss)	423.3	249.4	1,455.7	(122.7)
Less: Comprehensive income attributable to noncontrolling interest	13.4	9.0	37.1	27.7
Comprehensive income (loss) attributable to Mosaic	$409.9	$240.4	$1,418.6	$(150.4)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$153.3	$272.8
Receivables, net, including affiliate receivables of $113.9 and $109.9, respectively	1,060.4	1,113.3
Inventories	3,279.1	2,548.4
Other current assets	583.0	563.8
Total current assets	5,075.8	4,498.3
Property, plant and equipment, net of accumulated depreciation of $11,385.1 and $10,499.7, respectively	13,996.9	13,352.6
Equity securities and investments in nonconsolidated companies	1,940.8	1,533.4
Goodwill	1,091.8	1,061.1
Deferred income taxes	1,018.0	958.3
Other assets	1,544.2	1,520.3
Total assets	$24,667.5	$22,924.0
Liabilities and Equity
Current liabilities:
Short-term debt	$1,153.7	$847.1
Current maturities of long-term debt	42.6	45.3
Structured accounts payable arrangements	402.5	402.3
Accounts payable, including affiliate payables of $214.7 and $155.1, respectively	1,215.0	1,156.5
Accrued liabilities	1,635.9	1,720.1
Total current liabilities	4,449.7	4,171.3
Long-term debt, less current maturities	3,372.0	3,332.3
Deferred income taxes	971.0	942.8
Other noncurrent liabilities	2,937.8	2,862.9
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 391,351,508 shares issued and 317,407,176 shares outstanding as of September 30, 2025, 394,648,654 shares issued and 316,932,047 shares outstanding as of December 31, 2024	3.2	3.2
Capital in excess of par value	22.7	2.1
Retained earnings	14,845.4	13,926.1
Accumulated other comprehensive loss	(2,090.6)	(2,449.0)
Total Mosaic stockholders' equity	12,780.7	11,482.4
Noncontrolling interests	156.3	132.3
Total equity	12,937.0	11,614.7
Total liabilities and equity	$24,667.5	$22,924.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,093.8	$36.3
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	781.7	743.4
Deferred and other income taxes	55.7	36.2
Equity in net (earnings) of nonconsolidated companies, net of dividends	(1.8)	(49.2)
Accretion expense for asset retirement obligations	97.5	80.9
Share-based compensation expense	24.2	26.7
Unrealized (gain) loss on equity securities	(407.7)	—
Unrealized (gain) loss on derivatives	(85.1)	22.6
Foreign currency adjustments	(285.9)	117.5
Impairment of assets held for sale	73.0	—
Amortization of debt financing fees	33.6	25.1
Other	100.8	50.3
Changes in assets and liabilities:
Receivables, net	71.9	195.4
Inventories	(578.9)	(517.3)
Other current and noncurrent assets	27.6	(179.7)
Accounts payable and accrued liabilities	(169.1)	257.8
Other noncurrent liabilities	49.6	233.9
Net cash provided by operating activities	880.9	1,079.9
Cash Flows from Investing Activities:
Capital expenditures	(1,009.8)	(957.7)
Purchases of available-for-sale securities - restricted	(598.2)	(1,162.0)
Proceeds from sale of available-for-sale securities - restricted	577.9	1,119.1
Other	7.9	16.1
Net cash used in investing activities	(1,022.2)	(984.5)
Cash Flows from Financing Activities:
Payments of short-term debt	(11,400.6)	(12,421.3)
Proceeds from issuance of short-term debt	11,606.0	12,572.8
Payments of inventory financing arrangement	(1,404.6)	(1,405.1)
Proceeds from inventory financing arrangement	1,505.8	1,605.1
Payments of structured accounts payable arrangements	(699.4)	(522.3)
Proceeds from structured accounts payable arrangements	683.5	510.2
Proceeds from issuance of long-term debt	4.7	—
Collections of transferred receivables	217.2	330.1
Payments of transferred receivables	(217.2)	(328.6)
Payments of long-term debt	(54.5)	(55.2)
Repurchases of stock	—	(210.4)
Cash dividends paid	(210.5)	(204.2)
Dividends paid to non-controlling interest	(13.1)	(17.6)
Other	(26.7)	(22.1)
Net cash used in financing activities	(9.4)	(168.6)
Effect of exchange rate changes on cash	23.0	44.5
Net change in cash, cash equivalents and restricted cash	(127.7)	(28.7)
Cash, cash equivalents and restricted cash - December 31	305.0	360.8
Cash, cash equivalents and restricted cash - September 30	$177.3	$332.1
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2025	September 30, 2024

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$153.3	$301.6
Restricted cash in other current assets	8.0	15.1
Restricted cash in other assets	16.0	15.4
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$177.3	$332.1

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $24.1 and $26.1 for the nine months ended September 30, 2025 and 2024, respectively)	$113.7	$114.0
Income taxes (net of refunds)	239.1	284.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of June 30, 2024	319.6	$3.2	$—	$13,906.8	$(2,229.4)	$149.5	$11,830.1
Total comprehensive (loss) income	—	—	—	122.2	118.2	9.0	249.4
Stock based compensation	—	—	5.5	—	—	—	5.5
Share repurchases, including tax of $0.5 million	(1.8)	—	(3.9)	(46.6)	—	—	(50.5)
Dividends ($0.21 per share)	—	—	—	(67.4)	—	—	(67.4)
Dividends for noncontrolling interests	—	—	—	—	—	(5.8)	(5.8)
Balance as of September 30, 2024	317.9	$3.2	$1.6	$13,915.0	$(2,111.2)	$152.7	$11,961.3

Balance as of December 31, 2023	324.1	$3.2	$—	$14,241.9	$(1,954.9)	$142.6	$12,432.8
Total comprehensive (loss) income	—	—	—	5.9	(156.3)	27.7	(122.7)
Vesting of restricted stock units	0.8	—	—	(10.5)	—	—	(10.5)
Stock based compensation	—	—	26.7	—	—	—	26.7
Share repurchases, including tax of $1.9 million	(7.0)	—	(25.1)	(187.2)	—	—	(212.3)
Dividends (0.42 per share)	—	—	—	(135.1)	—	—	(135.1)
Dividends for noncontrolling interests	—	—	—	—	—	(17.6)	(17.6)
Balance as of September 30, 2024	317.9	$3.2	$1.6	$13,915.0	$(2,111.2)	$152.7	$11,961.3

Balance as of June 30, 2025	317.3	$3.2	$16.6	$14,504.3	$(2,089.1)	$149.6	$12,584.6
Total comprehensive income	—	—	—	411.4	(1.5)	13.4	423.3
Vesting of restricted stock units	0.1	—	(0.4)	—	—	—	(0.4)
Stock based compensation	—	—	6.5	—	—	—	6.5
Dividends (0.22 per share)	—	—	—	(70.3)	—	—	(70.3)
Dividends for noncontrolling interests	—	—	—	—	—	(6.7)	(6.7)
Balance as of September 30, 2025	317.4	$3.2	$22.7	$14,845.4	$(2,090.6)	$156.3	$12,937.0

Balance as of December 31, 2024	316.9	$3.2	$2.1	$13,926.1	$(2,449.0)	$132.3	$11,614.7
Total comprehensive income	—	—	—	1,060.2	358.4	37.1	1,455.7
Vesting of restricted stock units	0.5	—	(3.6)	—	—	—	(3.6)
Stock based compensation	—	—	24.2	—	—	—	24.2
Dividends (0.44 per share)	—	—	—	(140.9)	—	—	(140.9)
Dividends for noncontrolling interests	—	—	—	—	—	(13.1)	(13.1)
Balance as of September 30, 2025	317.4	$3.2	$22.7	$14,845.4	$(2,090.6)	$156.3	$12,937.0
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
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives and investment in equity securities of Ma’aden, debt expenses and the results of the China and India distribution businesses and Mosaic Biosciences are included within Corporate, Eliminations and Other.
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
3. Recently Issued Accounting Guidance
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to provide more disaggregation of income tax disclosures mainly related to the reconciliations of the income tax rate and income taxes paid by jurisdiction. We expect the adoption of the standard to result in additional disaggregation of our income tax footnote disclosure. We also expect it to have no impact on our results of operations, cash flows or financial condition. We will begin providing the enhanced disclosure related to income taxes effective with our annual report on Form 10-K for the fiscal year ending December 31, 2025. The disclosures may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We continue to evaluate the impact this new guidance will have on our disclosures.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2025	December 31, 2024
Other current assets
Income and other taxes receivable	$243.9	$234.9
Prepaid expenses	219.2	299.8
Other	119.9	29.1
	$583.0	$563.8

Other assets
Restricted cash	$16.0	$17.3
MRO inventory	150.6	169.0
Marketable securities held in trust	747.6	708.7
Operating lease right-of-use assets	233.8	220.0
Indemnification asset	19.9	18.4
Long-term receivable	9.5	12.9
Cloud computing cost	147.1	166.3
Other	219.7	207.7
	$1,544.2	$1,520.3

Accrued liabilities
Accrued dividends	$4.4	$74.1
Payroll and employee benefits	162.8	161.8
Asset retirement obligations	285.2	352.8
Customer prepayments(a)	347.9	270.7
Accrued income and other taxes	132.0	204.7
Operating lease obligation	53.2	43.9
Other	650.4	612.1
	$1,635.9	$1,720.1

Other noncurrent liabilities
Asset retirement obligations	$2,253.7	$2,219.4
Operating lease obligation	182.5	181.2
Accrued pension and postretirement benefits	106.0	91.6
Unrecognized tax benefits	18.4	17.7
Other	377.2	353.0
	$2,937.8	$2,862.9
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Mosaic	$411.4	$122.2	$1,060.2	$5.9
Basic weighted average number of shares outstanding	317.4	318.4	317.2	320.6
Dilutive impact of share-based awards	2.0	1.0	1.6	1.0
Diluted weighted average number of shares outstanding	319.4	319.4	318.8	321.6
Basic net income (loss) per share attributable to Mosaic	$1.30	$0.38	$3.34	$0.02
Diluted net income (loss) per share attributable to Mosaic	$1.29	$0.38	$3.33	$0.02
A total of zero shares of common stock subject to issuance related to share-based awards for the three and nine months ended September 30, 2025, and 1.4 million and 0.8 million and for the three and nine months ended September 30, 2024 have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	September 30, 2025	December 31, 2024
Raw materials	$214.8	$148.6
Work in process	1,107.2	941.1
Finished goods	1,681.6	1,239.8
Final price deferred(a)	50.1	53.5
Operating materials and supplies	225.4	165.4
	$3,279.1	$2,548.4
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $1.1 billion as of September 30, 2025 and December 31, 2024, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2024	$955.4	$93.6	$12.1	$1,061.1
Foreign currency translation	27.2	3.5	—	30.7
Balance as of September 30, 2025	$982.6	$97.1	$12.1	$1,091.8

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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of September 30, 2025 we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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
The estimated fair value of the investments in the RCRA Trusts as of September 30, 2025 and December 31, 2024 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$2.5	$—	$—	$2.5
Level 2
Corporate debt securities	218.1	3.9	(3.1)	218.9
Municipal bonds	212.0	3.4	(1.5)	213.9
U.S. government bonds	291.0	7.9	—	298.9
Total	$723.6	$15.2	$(4.6)	$734.2

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.1	$—	$—	$3.1
Level 2
Corporate debt securities	203.3	0.8	(6.8)	197.3
Municipal bonds	210.8	0.7	(4.0)	207.5
U.S. government bonds	295.1	—	(7.8)	287.3
Total	$712.3	$1.5	$(18.6)	$695.2

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$8.7	$—	$53.4	$(0.7)
Municipal bonds	14.3	(0.2)	102.4	(1.7)
U.S. government bonds	9.4	—	280.9	(7.8)
	$32.4	$(0.2)	$436.7	$(10.2)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$55.2	$(3.1)	$81.3	$(6.1)
Municipal bonds	48.4	(1.3)	55.6	(2.3)
	$103.6	$(4.4)	$136.9	$(8.4)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2025. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2025
Due in one year or less	$9.8
Due after one year through five years	242.3
Due after five years through ten years	425.7
Due after ten years	53.9
Total debt securities	$731.7
For the three and nine months ended September 30, 2025, realized gains were $0.6 million and $1.3 million, respectively, and realized losses were $0.8 million and $8.6 million, respectively. For the three and nine months ended September 30, 2024, realized gains were $6.4 million and $17.2 million, respectively, and realized losses were $1.2 million and $10.4 million, respectively.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
$100 million or more, or breach or default under such indebtedness that permits the holders thereof to accelerate the maturity thereof, will result in a cross-default.
The Amended and Restated Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a ratio of Consolidated Indebtedness (as defined), which has been redefined to exclude unrestricted cash and cash equivalents, to Consolidated Capitalization Ratio (as defined) of no greater than 0.65 to 1.0. This facility also includes a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0. We were in compliance with these ratios as of September 30, 2025.
The Amended and Restated Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These provisions include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain sales of assets and other matters customary for credit facilities of this nature.
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of September 30, 2025 and December 31, 2024, we had financed inventory of $300.7 million and $199.5 million, respectively, under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.
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
During the three and nine months ended September 30, 2025, the Company sold approximately $215.5 million and $466.7 million, respectively, of accounts receivable under this arrangement. During the three and nine months ended September 30, 2024, the Company sold approximately $97.0 million and $324.9 million, respectively. Discounts on sold receivables were not material for any period presented. Following such sales, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of September 30, 2025 and December 31, 2024, there was no amount outstanding to be remitted to the banks. Any outstanding amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 123 to 166 days from date of shipment. As of September 30, 2025 and December 31, 2024, the total structured accounts payable arrangements were $402.5 million and $402.3 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of September 30, 2025, we had $773.8 million outstanding under this program, with a weighted average interest rate of 4.34% and remaining average term of 13 days. As of December 31, 2024, we had $609.2 million outstanding under this program, with a weighted average interest rate of 4.74% and a remaining average term of 10 days.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Term Loan Facility
In May 2023, we entered into a $700 million, 10-year senior unsecured term loan facility. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of September 30, 2025 and December 31, 2024, $570.0 million, has been drawn under this facility with no further draws available. Interest rates for the term loan are variable and are based on the Secured Overnight Financing Rate (“SOFR”), plus credit spread adjustments.
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
A reconciliation of our AROs is as follows:

(in millions)	September 30, 2025	December 31, 2024
AROs, beginning of period	$2,572.2	$2,213.4
Liabilities incurred	16.2	29.8
Liabilities settled	(217.2)	(253.8)
Accretion expense	97.5	111.2
Revisions in estimated cash flows	70.0	541.4
Foreign currency translation	40.1	(69.8)
Reclass to held for sale	(39.9)	—
AROs, end of period	2,538.9	2,572.2
Less current portion	285.2	352.8
Non-current portion of AROs	$2,253.7	$2,219.4
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
As of September 30, 2025 and December 31, 2024, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $342.5 million and $368.7 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the three months ended September 30, 2025, gross unrecognized tax benefits increased to $1.5 billion. The increase is primarily related to establishing an unrecognized tax benefit on a potential tax loss in the U.S. associated with the expected divestiture of the Taquari mine that was acquired as part of the Vale acquisition. The Company intends to apply to the Internal Revenue Services’ Pre-Filing Agreement Program to evaluate the amount and nature of the loss. If recognized, approximately

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
$1.5 billion in unrecognized tax benefits would affect our effective tax rate, other deferred tax assets, and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $5.6 million and $5.4 million as of September 30, 2025 and December 31, 2024, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended September 30, 2025, discrete tax items recorded in tax expense was an expense of approximately $2.4 million. The net tax expense consisted primarily of changes in valuation allowance, share-based excess costs, and true-up of estimates. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate, plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended September 30, 2025, income tax expense was impacted by this set of rules, resulting in decreased expense of $0.9 million compared to what would have been recorded under the general rule on a consolidated basis.
For the nine months ended September 30, 2025, discrete tax items recorded in tax expense was a benefit of approximately $22.9 million. The net tax benefit consisted primarily of changes in valuation allowance, share-based costs, true-up of estimates, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of September 30, 2025 and December 31, 2024.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of September 30, 2025 and December 31, 2024, the gross asset position of our derivative instruments was $4.6 million and $3.1 million, respectively, and the gross liability position of our liability instruments was $4.5 million and $87.8 million, respectively.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2025	December 31, 2024
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	660.1	1,377.3
Natural gas derivatives	Commodity	MMbtu	1.4	2.5
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2025 and December 31, 2024 was $4.5 million and $58.1 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2025, we would have been required to post an additional $3.2 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2025 and December 31, 2024, the gross asset position of our foreign currency derivative instruments was $4.6 million and $3.1 million, respectively, and the gross liability position of our foreign currency derivative instruments was $4.0 million and $86.1 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts and swaps. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. The gross asset position of our commodity derivative instruments was zero as

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
of September 30, 2025 and December 31, 2024, and the gross liability position of our commodity instruments was $0.5 million and $1.7 million as of September 30, 2025 and December 31, 2024, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of September 30, 2025.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$153.3	$153.3	$272.8	$272.8
Accounts receivable	1,060.4	1,060.4	1,113.3	1,113.3
Equity securities	1,894.5	1,894.5	1,486.8	1,486.8
Accounts payable	1,215.0	1,215.0	1,156.5	1,156.5
Structured accounts payable arrangements	402.5	402.5	402.3	402.3
Short-term debt	1,153.7	1,153.7	847.1	847.1
Long-term debt, including current portion	3,414.6	3,437.5	3,377.6	3,324.1
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
During the three and nine months ended September 30, 2025, we made no share repurchases. During the three and nine months ended September 30, 2024, we repurchased 1,772,144 and 7,006,632 shares of Common Stock in the open market for approximately $50.0 million and $210.4 million, respectively, at an average purchase price per share of $28.21 and $30.03, respectively.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three and nine months ended September 30, 2025 and September 30, 2024:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended September 30, 2025
Balance at June 30, 2025	$(2,075.2)	$(22.9)	$8.0	$1.0	$(2,089.1)
Other comprehensive income (loss)	(4.8)	0.3	(0.1)	7.5	2.9
Tax (expense) benefit	—	(2.0)	—	(1.7)	(3.7)
Other comprehensive income (loss), net of tax	(4.8)	(1.7)	(0.1)	5.8	(0.8)
Other comprehensive income (loss) attributable to noncontrolling interest	(0.7)	—	—	—	(0.7)
Balance as of September 30, 2025	$(2,080.7)	$(24.6)	$7.9	$6.8	$(2,090.6)

Three Months Ended September 30, 2024
Balance at June 30, 2024	$(2,193.2)	$(31.6)	$8.1	$(12.7)	$(2,229.4)
Other comprehensive income (loss)	101.6	1.1	—	17.7	120.4
Tax (expense) benefit	3.0	(0.7)	—	(4.0)	(1.7)
Other comprehensive income (loss), net of tax	104.6	0.4	—	13.7	118.7
Other comprehensive income (loss) attributable to noncontrolling interest	(0.5)	—	—	—	(0.5)
Balance as of September 30, 2024	$(2,089.1)	$(31.2)	$8.1	$1.0	$(2,111.2)

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(2,420.3)	$(22.1)	$8.0	$(14.6)	$(2,449.0)
Other comprehensive income (loss)	335.3	0.8	(0.1)	27.8	363.8
Tax (expense) benefit	7.8	(3.3)	—	(6.4)	(1.9)
Other comprehensive income (loss), net of tax	343.1	(2.5)	(0.1)	21.4	361.9
Other comprehensive income (loss) attributable to noncontrolling interest	(3.5)	—	—	—	(3.5)
Balance as of September 30, 2025	$(2,080.7)	$(24.6)	$7.9	$6.8	$(2,090.6)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(1,930.2)	$(33.0)	$8.1	$0.2	$(1,954.9)
Other comprehensive income (loss)	(159.1)	3.2	—	1.0	(154.9)
Tax (expense) benefit	(2.5)	(1.4)	—	(0.2)	(4.1)
Other comprehensive income (loss), net of tax	(161.6)	1.8	—	0.8	(159.0)
Other comprehensive income (loss) attributable to noncontrolling interest	2.7	—	—	—	2.7
Balance as of September 30, 2024	$(2,089.1)	$(31.2)	$8.1	$1.0	$(2,111.2)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of September 30, 2025 and December 31, 2024, the net amount due to our non-consolidated companies totaled $101.2 million and $46.5 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transactions with related parties included in net sales(a)	$372.3	$223.8	$923.0	$694.4
Transactions with related parties included in cost of goods sold(b)	380.2	306.8	782.3	869.5
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
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $186.0 million and $197.5 million as of September 30, 2025 and December 31, 2024, respectively, of which $73.4 million and $90.8 million are included in Accrued Liabilities and $112.6 million and $106.7 million in Other Non Current Liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of September 30, 2025, we have a reserve of $6.3 million for estimated water management and other costs associated with this event. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
New Wales Phase II West Stack. In October 2023, we observed a series of seismic acoustic emissions and changes to piezometric water levels in a part of the Phase II West phosphogypsum stack at the New Wales, Florida facility. These observations may be an indication of a breach in the stack liner system and were reported to the FDEP and EPA. We have begun repairs; stabilization grouting is complete. High-pressure grouting began in October 2024 and is expected to be completed by March 2026. The area of the stack is not in use for either process water storage or additional gypsum placement. It lies within a zone of capture of a recovery groundwater well, which is operating as intended. No offsite impacts are known or expected.
As of September 30, 2025, we have a reserve of $65.4 million for estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any, due to the ongoing evaluation.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $651.7 million. We estimate that our probable aggregate loss with respect to these claims is approximately $76.3 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2025. Approximately $434.2 million of the foregoing maximum potential loss relates to labor claims, of which approximately $56.8 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2025.
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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $723.4 million, of which $216.5 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $395.1 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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
Segment information for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended September 30, 2025
Net sales to external customers	$1,046.7	$698.8	$1,592.2	$114.4	$3,452.1
Intersegment net sales	243.5	(4.0)	—	(239.5)	—
Net sales	1,290.2	694.8	1,592.2	(125.1)	3,452.1
Cost of goods sold(b)	1,146.3	458.9	1,409.8	(115.2)	2,899.8
Gross margin	143.9	235.9	182.4	(9.9)	552.3
Canadian resource taxes	—	86.8	—	—	86.8
Gross margin (excluding Canadian resource taxes)	143.9	322.7	182.4	(9.9)	639.1
Selling, general and administrative(c)	9.6	6.5	32.0	77.4	125.5
Other operating expenses(d)	32.0	0.7	54.3	—	87.0
Operating earnings (loss)	102.3	228.7	96.1	(87.3)	339.8
Capital expenditures	220.8	71.8	70.5	1.3	364.4
Depreciation, depletion and amortization expense	129.0	92.6	45.9	9.5	277.0
Three months ended September 30, 2024
Net sales to external customers	$776.7	$521.7	$1,399.2	$113.3	$2,810.9
Intersegment net sales	228.6	4.0	—	(232.6)	—
Net sales	1,005.3	525.7	1,399.2	(119.3)	2,810.9
Cost of goods sold(b)	863.0	403.8	1,271.4	(144.1)	2,394.1
Gross margin	142.3	121.9	127.9	24.7	416.8
Canadian resource taxes	—	44.5	—	—	44.5
Gross margin (excluding Canadian resource taxes)	142.3	166.4	127.9	24.7	461.3
Selling, general and administrative(c)	11.6	7.2	61.5	67.9	148.2
Other operating expenses(d)	123.1	5.4	10.2	14.5	153.2
Operating earnings (loss)	7.6	109.3	56.1	(57.6)	115.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capital expenditures	126.5	61.2	51.6	1.5	240.8
Depreciation, depletion and amortization expense	117.7	68.4	39.9	11.9	237.9
Nine months ended September 30, 2025
Net sales to external customers	$2,996.1	$1,980.7	$3,700.9	$401.0	$9,078.7
Intersegment net sales	565.7	(5.2)	—	(560.5)	—
Net sales	3,561.8	1,975.5	3,700.9	(159.5)	9,078.7
Cost of goods sold(b)	3,147.6	1,361.6	3,229.8	(219.6)	7,519.4
Gross margin	414.2	613.9	471.1	60.1	1,559.3
Canadian resource taxes	—	195.8	—	—	195.8
Gross margin (excluding Canadian resource taxes)	414.2	809.7	471.1	60.1	1,755.1
Selling, general and administrative(c)	34.1	22.6	116.4	242.2	415.3
Other operating expenses(d)	146.3	11.7	51.1	12.2	221.3
Operating earnings (loss)	233.8	579.6	303.6	(194.3)	922.7
Capital expenditures	641.8	190.1	175.3	2.6	1,009.8
Depreciation, depletion and amortization expense	371.4	253.0	127.9	29.4	781.7
Nine months ended September 30, 2024
Net sales to external customers	$2,788.9	$1,811.5	$3,334.5	$372.0	$8,306.9
Intersegment net sales	564.6	20.4	—	(585.0)	—
Net sales	3,353.5	1,831.9	3,334.5	(213.0)	8,306.9
Cost of goods sold(b)	2,898.1	1,311.9	3,029.7	(142.8)	7,096.9
Gross margin	455.4	520.0	304.9	(70.3)	1,210.0
Canadian resource taxes	—	175.8	—	—	175.8
Gross margin (excluding Canadian resource taxes)	455.4	695.8	304.9	(70.3)	1,385.8
Selling, general and administrative(c)	34.7	22.8	118.6	207.3	383.4
Other operating expenses(d)	239.9	15.5	26.9	22.7	305.0
Operating earnings (loss)	180.8	481.7	159.3	(300.2)	521.6
Capital expenditures	501.1	232.9	179.8	43.9	957.7
Depreciation, depletion and amortization expense	362.5	244.0	120.0	16.9	743.4
Total Assets(e)
As of September 30, 2025	$9,798.8	$6,677.2	$5,285.7	$2,905.8	$24,667.5
As of December 31, 2024	9,419.5	6,480.6	4,372.0	2,651.9	22,924.0
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and nine months ended September 30, 2025, distribution operations in India and China collectively had revenue of $112.4 million and $392.3 million, respectively, and gross margin of $13.2 million and $53.2 million, respectively. For the three and nine months ended September 30, 2024, distribution operations in India and China collectively had revenue of $111.1 million and $361.2 million, respectively, and gross margin of $15.9 million and $25.9 million, respectively. These operations do not meet the quantitative thresholds for determining reportable segments.
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
(e)In 2025, the information about segment assets regularly provided to and reviewed by our CODM was revised to no longer include intercompany assets and segment cash, and to include an allocation of certain fixed assets from Corporate to the Phosphate and Potash segments. As a result, the December 31, 2024 balances have been recast to reflect these changes.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net sales(a):
Brazil	$1,527.5	$1,350.8	$3,586.1	$3,241.5
Canpotex(b)	368.0	217.3	901.8	660.1
China	91.4	149.7	349.0	386.5
Canada	63.3	68.2	269.2	357.4
Japan	34.8	33.7	90.7	103.1
Paraguay	48.1	58.1	109.8	140.0
Argentina	70.8	28.4	135.2	69.9
Australia	22.8	21.1	44.4	38.0
Colombia	9.7	23.8	65.4	82.4
Dominican Republic	7.8	6.2	17.4	10.2
Mexico	17.6	9.8	23.7	39.4
India	21.9	31.3	34.6	50.5
Peru	17.5	20.2	61.7	39.2
Honduras	6.6	7.7	22.5	21.4
Other	15.3	30.9	49.9	54.6
Total international countries	2,323.1	2,057.2	5,761.4	5,294.2
United States	1,129.0	753.7	3,317.3	3,012.7
Consolidated	$3,452.1	$2,810.9	$9,078.7	$8,306.9
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex sales to the ultimate third-party customers are made to customers in various countries. The countries with the largest portion of third-party customer sales are Brazil, China, India and Indonesia.
Net sales by product type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Sales by product type:
Phosphate Crop Nutrients	$952.0	$810.4	$2,577.1	$2,201.0
Potash Crop Nutrients	888.0	656.8	2,145.9	2,171.2
Crop Nutrient Blends	413.4	361.9	1,022.4	1,022.0
Performance Products(a)	729.6	620.5	1,986.2	1,602.0
Phosphate Rock	37.0	28.0	96.7	106.5
Other(b)	432.1	333.3	1,250.4	1,204.2
	$3,452.1	$2,810.9	$9,078.7	$8,306.9
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
19. Assets Held for Sale
On August 12, 2025, we entered into an agreement to sell our interest in the Taquari potash mine in Brazil that was acquired as part of the Acquisition, for proceeds of up to $27 million. During the three months ended September 30, 2025, an impairment loss of approximately $73 million and is included in Other Operating Expense in our Condensed Consolidated Statement of Earnings. The fair value used to determine the impairment loss was based on the expected proceeds described in the agreement (a level three fair value measurement as it is subject to working capital adjustments). The related assets and liabilities are considered held for sale and included in Other Current Assets and Other Current Liabilities, respectively on the Condensed Consolidated Balance Sheet at September 30, 2025. The sale was completed on November 3, 2025.
After quarter-end, on October 3, 2025, we completed the sale of our idled Patos de Minas phosphate mining unit in Brazil. Under terms of the agreement, we will receive $111 million, with $51 million received at closing and the balance of the purchase price to be paid in installments over the next four years. The related assets are considered held for sale and included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheet at September 30, 2025. There was no impairment loss recorded on these assets due to an anticipated gain on the transaction.
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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three months ended				Nine months ended
	September 30,		2025-2024		September 30,		2025-2024
(in millions, except per share data)	2025	2024	Change	Percent	2025	2024	Change	Percent
Net sales	$3,452.1	$2,810.9	$641.2	23%	$9,078.7	$8,306.9	$771.8	9%
Cost of goods sold	2,899.8	2,394.1	505.7	21%	7,519.4	7,096.9	422.5	6%
Gross margin	552.3	416.8	135.5	33%	1,559.3	1,210.0	349.3	29%
Gross margin percentage	16%	15%			17%	15%
Selling, general and administrative expenses	125.5	148.2	(22.7)	(15)%	415.3	383.4	31.9	8%
Other operating expense	87.0	153.2	(66.2)	(43)%	221.3	305.0	(83.7)	(27)%
Operating earnings	339.8	115.4	224.4	194%	922.7	521.6	401.1	77%
Interest expense, net	(45.6)	(41.7)	(3.9)	9%	(139.3)	(136.1)	(3.2)	2%
Foreign currency transaction gain (loss)	(1.2)	100.9	(102.1)	NM	301.3	(267.3)	568.6	NM
Other income (expense)	306.3	(0.4)	306.7	NM	391.7	6.8	384.9	NM
Earnings from consolidated companies before income taxes	599.3	174.2	425.1	NM	1,476.4	125.0	1,351.4	NM
Provision for income taxes	175.5	48.0	127.5	NM	384.8	152.9	231.9	152%
Earnings (loss) from consolidated companies	423.8	126.2	297.6	NM	1,091.6	(27.9)	1,119.5	NM
Equity in net earnings of nonconsolidated companies	0.3	4.5	(4.2)	(93)%	2.2	64.2	(62.0)	(97)%
Net earnings including noncontrolling interests	424.1	130.7	293.4	NM	1,093.8	36.3	1,057.5	NM
Less: Net earnings attributable to noncontrolling interests	12.7	8.5	4.2	49%	33.6	30.4	3.2	11%
Net earnings attributable to Mosaic	$411.4	$122.2	$289.2	NM	$1,060.2	$5.9	$1,054.3	NM
Diluted net earnings per share attributable to Mosaic	$1.29	$0.38	$0.91	NM	$3.33	$0.02	$3.31	NM
Diluted weighted average number of shares outstanding	319.4	319.4			318.8	321.6
Overview of Consolidated Results for the three months ended September 30, 2025 and 2024
For the three months ended September 30, 2025, Mosaic had net income of $411.4 million, or $1.29 per diluted share, compared to net income of $122.2 million, or $0.38 per diluted share, for the prior year period. Gross margin for the three months ended September 30, 2025 increased 33% compared to the same period of the prior year, primarily driven by higher average selling prices across all segments, reflecting strong market dynamics. Net income benefited from an unrealized mark-to-market gain of $308 million on the investment in Ma’aden shares, included in other income (expense). We did not hold this investment in the prior year period.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In our Phosphate segment, operating earnings for the three months ended September 30, 2025 were $102 million compared to $8 million in the prior year period. Operating results benefited from higher average selling prices and sales volumes in the current year period. Prices were supported by tight global supply conditions, including low inventory levels in the market and export restrictions from China. Increased sales volumes were driven by a strong "summer fill" sales program in North America. The current period operating results were unfavorably impacted by higher sulfur costs, which are driven by global supply and demand, and higher unit conversion costs.
In our Potash segment, operating earnings for the three months ended September 30, 2025 were $229 million, compared to $109 million in the prior year. Operating results benefited from higher average selling prices and sales volumes in the current year period. Prices have improved due to tight global supply conditions and continued strength in international demand. Sales volumes in the current year period also benefited from strong international demand. Production volumes in the current year period were higher as our annual maintenance turnaround at our Esterhazy, Saskatchewan facility was completed earlier in the year and the prior year also suffered from unplanned downtime.
In our Mosaic Fertilizantes segment, operating earnings for the three months ended September 30, 2025 were $96 million, compared to $56 million in the prior year. In the current year period, operating results reflect higher average selling prices driven by a favorable global pricing environment. Sales volumes were down slightly in the current year period. The current year period also reflects a $27 million recovery of customer receivables versus a $32 million bad debt expense in the prior year period. During the current year period, we entered into an agreement to sell our interest in the entity that operates the Taquari potash mine in Brazil. Operating results were negatively impacted by an impairment loss of approximately $73 million related to this transaction.
Corporate, Eliminations and Other had an operating loss of $(87) million for the three months ended September 30, 2025, compared to a loss of $(58) million in the prior year. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and unrealized losses on derivatives and debt expenses.
Subsequent to quarter-end, on October 3, 2025, we completed the sale of our idled Patos de Minas phosphate mining unit in Brazil for $111 million, with $51 million paid at closing and the balance of the purchase price to be paid in installments over the next four years. On November 3, 2025, we completed the sale of our interest in the Taquari potash mine in Brazil for proceeds of up to $27 million, with $12 million received at closing.
Overview of Consolidated Results for the nine months ended September 30, 2025 and 2024
Net income attributable to Mosaic for the nine months ended September 30, 2025 was $1,060.2 million, or $3.33 per diluted share, compared to a net loss of $5.9 million, or $0.02 per diluted share, for the same period a year ago. Gross margin for the three months ended September 30, 2025 increased 29% compared to the same period of the prior year. This result was primarily driven by higher average selling pricing across all segments, reflecting strong market dynamics, as well as cost efficiencies in our Mosaic Fertilizantes segment as discussed further below. Net income for the nine months ended September 30, 2025 was favorably impacted by a foreign currency transaction gain of $301.3 million, compared to a loss of $(267.3) million in the prior year period. Net income also benefited from an unrealized mark-to-market gain of $407 million on the investment in Ma’aden shares, included in other income (expense). We did not hold this investment in the prior year period.
Results for the nine months ended September 30, 2025 reflected the factors discussed above in the discussion for the three months ended September 30, 2025, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Phosphate segment for the nine months ended September 30, 2025 improved from the prior year, benefitting from higher average selling prices. Prices continued the upward trend that began in the third quarter of 2023, reflecting robust global demand and low inventory levels, which have supported favorable market conditions. Segment earnings were adversely affected by higher input costs, notably sulfur, as well as higher unit conversion and maintenance turnaround expenses, compared to the prior year period. Additionally, sales volumes declined as a result of planned downtime associated with the maintenance turnarounds.
Operating results in our Potash segment for the nine months ended September 30, 2025 were higher than the prior year, driven by higher average selling prices in the current year period due to improved global markets. Current year sales volumes also benefitted from strength in international demand. These impacts were partially offset by higher production costs, which unfavorably impacted operating results compared to the prior year period.
For the nine months ended September 30, 2025, operating results in our Mosaic Fertilizantes segment were more favorable compared to the same period in the prior year. The year-over-year performance reflects a favorable global pricing environment driven by the tight global supply. This benefit was partially offset by the impact of higher purchased product costs for resale.
Corporate, Eliminations and Other had an operating loss of $(194) million for the nine months ended September 30, 2025 compared to a loss of $(300) million in the prior year. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and unrealized losses on derivatives and debt expenses.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2025-2024		September 30,		2025-2024
(in millions, except price per tonne or unit)	2025	2024	Change	Percent	2025	2024	Change	Percent
Net sales:
North America	$1,088.5	$814.9	$273.6	34%	$3,047.0	$2,840.5	$206.5	7%
International	201.7	190.4	11.3	6%	514.8	513.0	1.8	0%
Total	1,290.2	1,005.3	284.9	28%	3,561.8	3,353.5	208.3	6%
Cost of goods sold	1,146.3	863.0	283.3	33%	3,147.6	2,898.1	249.5	9%
Gross margin	$143.9	$142.3	$1.6	1%	$414.2	$455.4	$(41.2)	(9)%
Gross margin as a percentage of net sales	11%	14%			12%	14%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	760	656	104	16%	2,317	2,384	(67)	(3)%
Performance and Other(b)	811	819	(8)	(1)%	2,298	2,431	(133)	(5)%
Total finished product tonnes	1,571	1,475	96	7%	4,615	4,815	(200)	(4)%
Rock	539	412	127	31%	1,298	1,316	(18)	(1)%
Total Phosphate Segment Tonnes(a)	2,110	1,887	223	12%	5,913	6,131	(218)	(4)%
Realized prices ($/tonne)
Average finished product selling price(c)	$712	$579	$133	23%	$670	$583	$87	15%
DAP selling price (fob plant)	$714	$569	$145	25%	$666	$582	$84	14%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$455	$482	$(27)	(6)%	$444	$436	$8	2%
Sulfur (long ton)	$272	$126	$146	116%	$220	$135	$85	63%
Blended rock (metric tonne)	$80	$87	$(7)	(8)%	$78	$85	$(7)	(8)%
Production volume (in thousands of metric tonnes) - North America	1,678	1,625	53	3%	4,606	4,877	(271)	(6)%
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
Three months ended September 30, 2025 and September 30, 2024
The Phosphate segment’s net sales were $1.3 billion for the three months ended September 30, 2025, compared to $1.0 billion for the three months ended September 30, 2024. The year-over-year increase was primarily driven by higher average finished goods sales prices, which contributed approximately $210 million to net sales compared to the prior year period. Additionally, increased sales volumes added approximately $55 million, while freight and other product revenues contributed $20 million, compared to the prior-year period.
Our average finished product selling price increased 23% to $712 per tonne for the three months ended September 30, 2025, compared to $579 per tonne in the prior year period, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products increased to 1.6 million for the three months ended September 30, 2025, compared to 1.5 million in the prior year period.

Gross margin for the Phosphate segment increased to $143.9 million for the three months ended September 30, 2025, from $142.3 million for the three months ended September 30, 2024. Gross margin in the current year period benefitted from higher average selling prices, which had a favorable impact of approximately $210 million compared to the prior year. In addition, higher finished goods sales volumes had a favorable impact of approximately $10 million and higher sales volumes of rock and other products had a favorable impact of approximately $20 million in the current year period. These benefits were mostly offset by higher raw material costs, primarily sulfur, of approximately $70 million and higher conversion costs of approximately $40 million, compared to the prior year period. Higher plant related costs and freight and vessel costs of approximately $55 million also unfavorably impacted gross margin. Additionally, current year results were also unfavorably impacted by higher costs for maintenance turnarounds of approximately $35 million, higher water costs of approximately $20 million and land reclamation costs of approximately $15 million.
The average consumed price for ammonia for our North America operations decreased 6%, to $455 per tonne, for the three months ended September 30, 2025, from $482 in the same period a year ago. The average consumed sulfur price for our North America operations increased 116%, to $272 per long ton, for the three months ended September 30, 2025, from $126 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock decreased to $80 per tonne for the three months ended September 30, 2025, from $87 per tonne for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, our North America phosphate rock production was 2.2 million tonnes.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 3% for the three months ended September 30, 2025 from the prior year period. This resulted in an operating rate for processed phosphate production of 68% for the three months ended September 30, 2025, up from 66% for the same period in 2024.
Nine months ended September 30, 2025 and September 30, 2024
The Phosphate segment’s net sales were $3.6 billion for the nine months ended September 30, 2025, compared to $3.4 billion for the nine months ended September 30, 2024. The year-over-year increase was driven by higher average finished goods sales prices, which contributed approximately $400 million to net sales compared to the prior year period. This benefit was partially offset by lower sales volumes, which resulted in an unfavorable impact of approximately $110 million. Additionally, lower rock sales volumes and freight and other product revenue had an unfavorable impact of approximately $75 million compared to the prior year period.
Our average finished product selling price was $670 per tonne for the nine months ended September 30, 2025, an increase of $87 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased by 4% for the nine months ended September 30, 2025, compared to the same period in the prior year due to the impact of planned maintenance and turnaround activity.
Gross margin for the Phosphate segment decreased to $414.2 million for the nine months ended September 30, 2025, from $455.4 million for the nine months ended September 30, 2024. The decrease was primarily driven by unfavorable cost impacts, including approximately $160 million from higher sulfur and ammonia input costs, and approximately $100 million from higher conversion costs compared to the prior year period. Extended maintenance turnarounds further reduced gross margin by approximately $70 million. Gross margin was also unfavorably impacted by higher plant-related costs of approximately $90 million, higher water treatment costs of approximately $40 million and higher land reclamation costs of approximately $30 million. Additionally, lower finished goods and rock sales volumes unfavorably impacted gross margin by approximately $10 million. These impacts were partially offset by higher finished goods sales prices of approximately $400 million, lower blended rock costs of approximately $60 million.
The average consumed price for ammonia for our North America operations was $444 per tonne for the nine months ended September 30, 2025, compared to $436 per tonne in the same period a year ago. The average consumed price for sulfur for our North America operations increased to $220 per long ton for the nine months ended September 30, 2025, from $135 per long ton in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.
The average consumed cost of purchased and produced phosphate rock decreased to $78 per tonne for the nine months ended September 30, 2025, compared to $85 per tonne for the prior year period. Our North America phosphate rock production increased to 7.2 million tonnes for the nine months ended September 30, 2025, compared to 7.0 million for the nine months ended September 30, 2024.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased by 6%, to 4.6 million tonnes for the nine months ended September 30, 2025, compared to 4.9 million tonnes in the prior year period. This decrease was due to planned maintenance downtime in the current year. Our operating rate for processed phosphate production decreased to 62% for the nine months ended September 30, 2025, from 66% for the same period in 2023.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2025-2024		September 30,		2025-2024
(in millions, except price per tonne or unit)	2025	2024	Change	Percent	2025	2024	Change	Percent
Net sales:
North America	$320.4	$284.1	$36.3	13%	$1,039.5	$1,128.3	$(88.8)	(8)%
International	374.4	241.6	132.8	55%	936.0	703.6	232.4	33%
Total	694.8	525.7	169.1	32%	1,975.5	1,831.9	143.6	8%
Cost of goods sold	458.9	403.8	55.1	14%	1,361.6	1,311.9	49.7	4%
Gross margin	$235.9	$121.9	$114.0	94%	$613.9	$520.0	$93.9	18%
Gross margin as a percentage of net sales	34%	23%			31%	28%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,110	1,775	335	19%	6,179	5,815	364	6%
Performance and Other(b)	169	221	(52)	(24)%	556	690	(134)	(19)%
Total Potash Segment Tonnes	2,279	1,996	283	14%	6,735	6,505	230	4%
Realized prices ($/tonne)
Average finished product selling price(c)	$278	$233	$45	19%	$263	$244	$19	8%
MOP selling price (fob mine)	$271	$215	$56	26%	$252	$227	$25	11%
Production volume (in thousands of metric tonnes)	2,258	1,904	354	19%	6,608	6,466	142	2%
______________________________

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.
(c)Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes. The prior year amount has been recast to exclude revenue from non-finished goods.
Three months ended September 30, 2025 and September 30, 2024
The Potash segment’s net sales increased to $694.8 million for the three months ended September 30, 2025, compared to $525.7 million in the same period a year ago. The increase was due to higher average selling prices and sales volumes, which favorably impacted net sales by approximately $100 million and $70 million, respectively, compared to the same period in the prior year.
Our average finished product selling price was $278 per tonne for the three months ended September 30, 2025, compared to $233 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products were 2.3 million tonnes for the three months ended September 30, 2025 compared to 2.0 million tonnes for the same period a year ago, as a result of the factor described in the Overview.
Gross margin for the Potash segment increased to $235.9 million for the three months ended September 30, 2025, up from $121.9 million in the prior year period. The increase was primarily driven by favorable finished goods pricing, which contributed approximately $100 million, and higher sales volumes, which contributed approximately $30 million, compared to the same period in the prior year. Additionally, gross margin benefited from lower freight rates of approximately $20 million, due to lower domestic sales volumes, and lower maintenance turnaround costs of approximately $10 million, compared to the prior year. These benefits were partially offset by higher Canadian resources taxes of approximately $40 million, compared to the prior year period, as discussed further below.
We incurred $86.8 million in Canadian resource taxes for the three months ended September 30, 2025, compared to $44.5 million in the same period a year ago. Canadian royalty expense increased to $12.4 million for the three months ended September 30, 2025, compared to $9.4 million for the three months ended September 30, 2024. The fluctuations in Canadian resource taxes and royalties are a result of increases in our sales revenue and margins.
Our operating rate for potash production increased to 79% for the three months ended September 30, 2025, from 66% for the same period in 2024. Prior year production was negatively impacted by electrical issues at our Esterhazy and Colonsay, Saskatchewan mines.
Nine months ended September 30, 2025 and September 30, 2024
The Potash segment’s net sales were $2.0 billion for the nine months ended September 30, 2025, compared to $1.8 billion in the same period a year ago. Net sales in the current period benefited from higher average selling prices and sales volumes, which contributed approximately $125 million and $55 million, respectively, compared to the same period in the prior year. This was partially offset by an approximate $40 million reduction in freight revenue, reflecting lower freight rates and lower domestic sales volumes in the current year period.
Our average potash selling price was $263 per tonne for the nine months ended September 30, 2025, compared to $244 per tonne for the same period a year ago, due to the factor discussed above in the Overview.
The Potash segment’s sales volumes for the nine months ended September 30, 2025 increased 4%, compared to the same period a year ago, due to the factor discussed above in the Overview.
Gross margin for the Potash segment increased to $613.9 million for the nine months ended September 30, 2025, up from $520.0 million for the same period last year. This increase was largely attributable to higher average selling prices, which contributed approximately $125 million compared to the prior year period. In addition, higher sales volumes contributed approximately $30 million compared to the prior year period. These benefits were partially offset by higher costs which unfavorably impacted gross margin by approximately $50 million, and by higher Canadian resource taxes and royalties of approximately $20 million in the current year period.
We incurred $195.8 million in Canadian resource taxes for the nine months ended September 30, 2025, compared to $175.8 million in the same period a year ago. Canadian royalty expense increased to $31.7 million for the nine months ended September 30, 2025, compared to $29.7 million for the nine months ended September 30, 2024. The fluctuations in Canadian resource taxes and royalties are due to the increases in our sales revenues and margin.
Our operating rate was 77% for the current year period, compared to 75% in the prior year period.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Nine months ended
	September 30,		2025-2024		September 30,		2025-2024
(in millions, except price per tonne or unit)	2025	2024	Change	Percent	2025	2024	Change	Percent
Net Sales	$1,592.2	$1,399.2	$193.0	14%	$3,700.9	$3,334.5	$366.4	11%
Cost of goods sold	1,409.8	1,271.3	138.5	11%	3,229.8	3,029.6	200.2	7%
Gross margin	$182.4	$127.9	$54.5	43%	$471.1	$304.9	$166.2	55%
Gross margin as a percent of net sales	11%	9%			13%	9%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil(a)	288	521	(233)	(45)%	925	1,278	(353)	(28)%
Potash produced in Brazil	75	100	(25)	(25)%	156	166	(10)	(6)%
Purchased nutrients for distribution	2,440	2,258	182	8%	5,801	5,346	455	9%
Total Mosaic Fertilizantes Segment Tonnes	2,803	2,879	(76)	(3)%	6,882	6,790	92	1%
Realized prices ($/tonne)
Average finished product selling price(b)	$518	$447	$71	16%	$486	$444	$42	9%
Brazil MAP price (delivered price to third party)	$738	$601	$137	23%	$713	$594	$119	20%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	45	43	2	5%	128	141	(13)	(9)%
MicroEssentials® from Mosaic	270	337	(67)	(20)%	672	790	(118)	(15)%
Potash from Mosaic/Canpotex	919	682	237	35%	1,781	1,776	5	—%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$576	$572	$4	1%	$619	$626	$(7)	(1)%
Sulfur (long ton)	$325	$170	$155	91%	$275	$172	$103	60%
Blended rock (metric tonne)	$99	$105	$(6)	(6)%	$97	$108	$(11)	(10)%
Production volume (in thousands of metric tonnes)	938	884	54	6%	2,779	2,612	167	6%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
(b) Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes. The prior year amount has been recast to exclude revenue from non-finished goods.
Three months ended September 30, 2025 and September 30, 2024
The Mosaic Fertilizantes segment’s net sales increased to $1.6 billion for the three months ended September 30, 2025, from $1.4 billion during the same period of the prior year. The $193.0 million increase in net sales was driven by approximately $190 million of higher finished product sales prices, partially offset by slightly lower sales volumes, which unfavorably impacted net sales by approximately $20 million. Additionally, both higher sales prices and volumes of other products, primarily gypsum, contributed positively, adding approximately $20 million to net sales.
Our average finished product selling price was $518 per tonne for the three months ended September 30, 2025, compared to $447 per tonne for the same period a year ago due to the factor discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 3% for the three months ended September 30, 2025, compared to the same period a year ago.
Gross margin for the Mosaic Fertilizantes segment increased to $182.4 million for the three months ended September 30, 2025, from $127.9 million in the same period of the previous year. This increase was primarily driven by higher average selling prices during the current year period, which contributed approximately $190 million compared to the prior year period. This benefit was partially offset by higher product costs of approximately $140 million in our distribution operations, along with a decrease in sales volumes, which reduced gross margin by approximately $25 million. Additionally, foreign currency changes positively impacted gross margin by approximately $40 million in the current year period.
The average consumed price for ammonia for our Brazilian operations increased to $576 per tonne for the three months ended September 30, 2025, compared to $572 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations increased to $325 per long ton for the three months ended September 30, 2025, compared to $170 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 6% for the three months ended September 30, 2025, compared to the prior year period. For the three months ended September 30, 2025, our phosphate operating rate increased to 84%, compared to 78% in the same period of the prior year.
For the three months ended September 30, 2025 and 2024, our Brazilian phosphate rock production was 1.1 million tonnes. We are temporarily idling our Patrocínio mine in Brazil for the months of November and December due to elevated ore inventory levels.
Nine months ended September 30, 2025 and 2024
The Mosaic Fertilizantes segment’s net sales were $3.7 billion for the nine months ended September 30, 2025, compared to $3.3 billion in the same period of the prior year. The current period's net sales benefited by approximately $290 million in higher average finished goods sales prices and by approximately $50 million of higher finished goods sales volumes for distribution, compared to the prior year period. Additionally, both higher sales prices and volumes of other products, primarily gypsum, contributed positively, adding approximately $30 million to net sales
The average finished product selling price increased $42 per tonne, to $486 per tonne for the nine months ended September 30, 2025, compared to $444 per tonne in the prior year period, primarily due to the continued improvement in global prices mentioned in the Overview and the mix of products sold.
The Mosaic Fertilizantes segment’s sales volume increased to 6.9 million tonnes for the nine months ended September 30, 2025, from 6.8 million tonnes in the same period a year ago.
Gross margin for the nine months ended September 30, 2025 increased to $471.1 million from $304.9 million in the same period in the prior year. This improvement was primarily driven by approximately $290 million in higher average selling prices. This benefit was partially offset by approximately $160 million of higher costs for distribution products and approximately $60 million from the impact of lower sales volumes in the current year period. Current period gross margin benefited by approximately $10 million due to lower maintenance turnaround costs. Favorable foreign currency changes contributed approximately $60 million in the current year period, and improved margins on other products contributed approximately $10 million.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 6% compared to the prior year period. Our phosphate operating rate increased to 82% for the nine months ended September 30, 2025 compared to 77% in the same period of the prior year.
For the nine month period ended September 30, 2025, our Brazilian phosphate rock production increased to 3.1 million tonnes, from 3.0 million tonnes in the prior year period.
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
For the three months ended September 30, 2025, gross margin for Corporate, Eliminations and Other was $(9.9) million, compared to $24.7 million for the same period in the prior year. Gross margin in the current year was unfavorably impacted by approximately $27 million from net unrealized loss on derivatives, primarily on foreign currency derivatives, compared to a net unrealized gain of approximately $38 million in the prior year period. Sales in China and India, collectively, resulted in revenue of $112.4 million and gross margin of $13.2 million in the current year period, compared to revenue of $111.1 million and gross margin of $15.9 million in the prior year period. The China and India gross margin was unfavorably impacted by lower sales volumes in India in the current year period, compared to the prior year period.
For the nine months ended September 30, 2025, gross margin for Corporate, Eliminations and Other was $60.1 million, compared to $(70.3) million for the same period in the prior year. Gross margin in the current year was favorably impacted by approximately $83 million from net unrealized gains on derivatives, primarily on foreign currency derivatives, compared to a net unrealized loss of approximately $21 million in the prior year. Sales in China and India, collectively, resulted in revenue of $392.3 million and gross margin of $53.2 million, in the current year period, compared to revenue of $361.2 million and gross margin of $25.9 million in the prior year period. The China and India gross margin was favorably impacted by higher average selling prices in the current year period, compared to the prior year period.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2025-2024		September 30,		2025-2024
(in millions)	2025	2024	Change	Percent	2025	2024	Change	Percent
Selling, general and administrative expenses	$125.5	$148.2	$(22.7)	(15)%	$415.3	$383.4	$31.9	8%
Other operating expense	87.0	153.2	(66.2)	(43)%	221.3	305.0	(83.7)	(27)%
Interest expense	(59.3)	(50.6)	(8.7)	17%	(177.7)	(170.0)	(7.7)	5%
Interest income	13.7	8.9	4.8	54%	38.4	33.9	4.5	13%
Interest expense, net	(45.6)	(41.7)	(3.9)	9%	(139.3)	(136.1)	(3.2)	2%
Foreign currency transaction gain (loss)	(1.2)	100.9	(102.1)	NM	301.3	(267.3)	568.6	NM
Other income (expense)	306.3	(0.4)	306.7	NM	391.7	6.8	384.9	NM
Provision for income taxes	175.5	48.0	127.5	NM	384.8	152.9	231.9	152%
Equity in net earnings of nonconsolidated companies	0.3	4.5	(4.2)	(93)%	2.2	64.2	(62.0)	(97)%
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2025 decreased by $22.7 million compared to the same period of prior year. The current year quarter includes approximately $8 million in higher consulting and professional services costs, while the prior year quarter reflected the addition of a $32 million bad debt reserve in our Mosaic Fertilizantes segment.
Selling, general and administrative expenses for the nine months ended September 30, 2025 increased $31.9 million compared to the same period of prior year, primarily driven by higher incentive compensation and employee benefit costs of approximately $27 million and higher consulting and professional services costs of approximately $7 million.
Other Operating Expense
For the three months ended September 30, 2025, other operating expenses were $87.0 million, down from $153.2 million reported for the same period of the prior year. Other operating expenses for the current period were approximately $100 million lower than the prior year, primarily due to the timing of annual annual asset retirement obligation (“ARO”) revisions, which will be recorded in the fourth quarter of the current year. The current year period also benefited from reduced environmental and legal reserves of approximately $20 million compared to the current year period. The current year amount includes an impairment loss of approximately $73 million related to the planned sale of the Taquari potash mine in Brazil, which was partially offset by a recovery of customer receivables in Brazil of approximately $27 million.
For the nine months ended September 30, 2025, other operating expense decreased to $221.3 million, from $305.0 million in the same period of the prior year. The reduction from the prior year was primarily attributable to the timing of annual ARO adjustments, mentioned above, which resulted in approximately $70 million in lower costs in the current year period. Additionally, lower environmental and legal reserves benefited the current year period by approximately $40 million and lower franchise tax expense by approximately $15 million. Other operating expense in the current year also included the previously mentioned impairment loss of approximately $73 million.
Interest Expense, Net
For the three and nine months ended September 30, 2025, net interest expense increased to $45.6 million and $139.3 million, compared to $41.7 million and $136.1 million for the same periods in the prior year. The increase was primarily due to higher short-term debt levels in the current year periods.
Foreign Currency Transaction Gain (Loss)
For the three months ended September 30, 2025, fluctuations in foreign currency rates led to a slight transaction loss of $1.2 million compared to a gain of $100.9 million for the same period of the prior year.
For the nine months ended September 30, 2025, we recorded a gain of $301.3 million compared to a loss of $267.3 million for the same period in the prior year. For the nine months ended September 30, 2025, the gain was the result of the impact of the U.S. dollar relative to the Canadian dollar on significant intercompany loans and the effect of the weakening of the U.S. dollar relative to the Brazilian real on significant intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries.
Other (Income) Expense
For the three and nine months ended September 30, 2025, we reported other income of $306.3 million and $391.7 million, respectively, compared to $0.4 million and $6.8 million for the same periods in the prior year. The significant increase in other income for the current year was primarily driven by unrealized mark-to-market gains on our investment in Ma’aden shares of approximately $308 million for the three-month period and $407 million for the nine-month period. For the nine months ended September 30, 2025, we realized a loss of approximately $7 million on marketable securities held in the RCRA Trusts.
Equity in Net Earnings of Nonconsolidated Companies
For the three and nine months ended September 30, 2025, we had equity in net earnings of nonconsolidated companies of $0.3 million and $2.2 million compared to $4.5 million and $64.2 million for the same period in the prior year. The prior period results were primarily related to the operations of MWSPC. In December 2024, we exchanged our ownership in MWSPC for shares in Ma’aden.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2025	29.3%	$175.5
September 30, 2024	27.6%	$48.0

Nine months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2025	26.1%	$384.8
September 30, 2024	122.3%	$152.9
Income tax expense was $175.5 million and $384.8 million, and the effective tax rate was 29.3% and 26.1% for the three and nine months ended September 30, 2025.
For the three and nine months ended September 30, 2025, discrete tax items recorded in tax expense was an expense of approximately $2.4 million and a benefit of approximately $22.9 million. The net tax benefit consisted primarily of changes in valuation allowance, share-based costs, true-up of estimates, and other miscellaneous costs. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.

On July 4, 2025, the U.S. enacted budget reconciliation package H.R. 1 otherwise known as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes a broad range of tax law changes, including the permanent extension of certain expired or expiring provisions of the Tax Cuts and Jobs Act and changes to certain other U.S. tax provisions. The legislation has multiple effective dates, with provisions effective beginning in 2025 and 2026. The Company has reflected the impact of the enacted provisions in its financial statements for the third quarter, and we do not expect it to materially change our effective income tax rate for 2025.
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
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $153.3 million, short-term debt of $1.2 billion, long-term debt, including current maturities, of approximately $3.4 billion, and stockholders’ equity of approximately $12.9 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including by paying dividends. During the nine months ended September 30, 2025, we paid cash dividends of $210.5 million, and invested $1.0 billion in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for the next 12 months and beyond. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of September 30, 2025, we had $2.50 billion available under our $2.50 billion committed revolving credit facility, approximately $0.7 billion available under our uncommitted facilities and had $1.9 billion available under our $2.5 billion commercial paper program that is backed by the revolving credit facility. We consider amounts borrowed under our commercial paper program as a reduction of availability under our revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 11 of our Notes to Consolidated Financial Statements in our 10-K Report and as discussed in Note 9 to our Condensed Consolidated Financial Statements in this report. We were in compliance with these ratios as of September 30, 2025.
All of our cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2025. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2025 and September 30, 2024:

(in millions)	Nine months ended
	September 30,		2025-2024
Cash Flow	2025	2024	Change	Percent
Net cash provided by operating activities	$880.9	$1,079.9	$(199.0)	(18)%
Net cash used in investing activities	(1,022.2)	(984.5)	(37.7)	4%
Net cash used in financing activities	(9.4)	(168.6)	159.2	(94)%
Operating Activities
During the nine months ended September 30, 2025, net cash provided by operating activities was $0.9 billion, compared to net cash provided by operating activities of $1.1 billion for the same period in the prior year. Our results of operations, after non-cash adjustments, contributed $1.5 billion to cash flows from operating activities during the nine months ended September 30, 2025, compared to $1.1 billion as computed on the same basis for the prior year period. During the nine months ended September 30, 2025, we had an unfavorable change in assets and liabilities of $598.9 million, compared to an unfavorable change of $9.9 million during the nine months ended September 30, 2024.
The change in assets and liabilities for the nine months ended September 30, 2025, was primarily driven by increases in inventories of $578.9 million and a decrease in accounts payable and accrued liabilities of $169.1 million, partially offset by an increase in other noncurrent liabilities of $49.6 million. The increase in inventories was primarily due to higher inventory volumes, particularly in phosphate rock in Brazil, and raw material prices across our segments in the current year period. The decrease in accounts payable and accrued liabilities was primarily due the payment of dividends and the settlement of AROs, partially offset by an increase in customer prepayments in Brazil. The increase in other noncurrent liabilities was primarily related to increases in ARO obligations and environmental reserves in our Phosphate segment in the current year.
Investing Activities
Net cash used in investing activities was $1,022.2 million for the nine months ended September 30, 2025, compared to $984.5 million for the same period a year ago. We had capital expenditures of $1,009.8 million for the nine months ended September 30, 2025, compared to $957.7 million in the prior year period.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $9.4 million, compared to $168.6 million for the same period in the prior year. During the nine months ended September 30, 2025, we paid dividends of $210.5 million, made payments on long-term debt, net of borrowings, of $49.8 million and made net payments on our structured accounts payable arrangements of $15.9 million. During the current year period, we received net proceeds of $101.2 million under our inventory financing arrangement and $205.4 million under other short-term debt arrangements.
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

•a material adverse change in our Ma'aden investment with respect to the financial position, performance, operations or prospects of Ma'aden;
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
As of September 30, 2025 and December 31, 2024, the fair value of our major foreign currency exchange contracts was $0.5 million and $(82.6) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2025				As of December 31, 2024
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Years ending December 31,
	2025	2026	2027		2025	2026
Foreign Currency Exchange Forwards
Canadian Dollar				$—			$(32.6)
Notional (million US$) - short Canadian dollars	$56.8	$—	$—		$51.6	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.4077	—	—		1.3771	—
Notional (million US$) - long Canadian dollars	$249.4	$181.1	$—		$638.3	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3908	1.3859	—		1.3504	—
Indian Rupee				$0.2			$—
Notional (million US$) - short Indian rupee	$—	$27.0	$—		$2.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	—	88.6867	—		84.0382	—
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$—			$(51.2)
Notional (million US$) - long Brazilian real	$80.0	$—	$—		$563.4	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.4502	—	—		5.8279	—
Indian Rupee				$0.2			$1.1
Notional (million US$) - short Indian rupee	$29.5	$—	$—		$89.1	$—
Weighted Average Rate - Indian rupee to U.S. dollar	88.2650	—	—		84.7720	—
China Renminbi				$0.1			$0.1
Notional (million US$) - short China renminbi	$36.3	$—	$—		$33.0	$—
Weighted Average Rate - China renminbi to U.S. dollar	7.0845	—	—		7.1923	—
Total Fair Value				$0.5			$(82.6)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of September 30, 2025 and December 31, 2024, the fair value of our natural gas commodities contracts was $(0.5) million and $(1.8) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2025			As of December 31, 2024
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2025	2026	Fair Value	2025	2026	Fair Value
Natural Gas Swaps			$(0.5)			$(1.8)
Notional (million MMBtu) - long	0.6	0.9		2.5	—
Weighted Average Rate (US$/MMBtu)	$2.49	$2.49		$2.73	$0.00
Total Fair Value			$(0.5)			$(1.8)

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the quarter ended September 30, 2025.

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 17 of our Condensed Consolidated Financial Statements in this report:
Countervailing Duty Orders. In April 2021, the U.S. Department of Commerce (“DOC”) issued countervailing duty (“CVD”) orders on imports of phosphate fertilizers from Morocco and Russia, in response to petitions filed by Mosaic. The purpose of the CVD orders is to remedy the injury to the U.S. phosphate fertilizer industry caused by imports that benefit from unfair foreign subsidies, and thereby restore fair competition. CVD orders normally stay in place for at least five years, with possible extensions.
Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) and the U.S. Court of Appeals for the Federal Circuit (“CAFC”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway. The CAFC is reviewing a challenge to DOC’s final determination in the CVD investigation for Russia; the CIT is reviewing the DOC’s second remand redetermination for the CVD investigation for Morocco and first remand redetermination for the first administrative review for Morocco; and the ITC recently reaffirmed its original affirmative injury finding in a second remand redetermination, which is also being reviewed by the CIT and briefing is underway.
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
We continue to vigorously defend this matter.
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
During the quarter ended September 30, 2025, we did not purchase any shares of our common stock under our Board approved stock repurchase programs.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During our fiscal quarter ended September 30, 2025, none of our other directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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
November 5, 2025