Form 10-K
period 2025-12-31
MOSAIC CO
filed 2026-02-27
CIK 1285785

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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
______________________________
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐  Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant’s outstanding voting common stock, and consisting of shares of Common Stock, was approximately $11.5 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.

Table of Content
Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 317,505,258 shares of Common Stock as of February 20, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2026 Annual Meeting of Stockholders (Part III)

Table of Content
2025 ANNUAL REPORT ON FORM 10-K CONTENTS

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
We conduct our business through wholly- and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into three reportable business segments: Phosphate, Potash and Mosaic Fertilizantes. Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives and investment in equity securities of Saudi Arabian Mining Company (“Ma’aden”), debt expenses and the results of the China and India distribution businesses and Mosaic Biosciences are included within Corporate, Eliminations and Other.
The following charts show the respective contributions to 2025 sales volumes, net sales and gross margin for each of our business segments in effect at December 31, 2025:
We account for approximately 10% of estimated global annual phosphate production. We also account for approximately 12% of estimated global annual potash production.
Phosphate Segment–We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. We account for approximately 72% of estimated North American annual production of concentrated phosphate crop nutrients.

Table of Content
Potash Segment–We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We account for approximately 34% of estimated North American annual potash production.
Mosaic Fertilizantes Segment–We produce and sell phosphate- and potash-based crop nutrients, and animal feed ingredients, in Brazil. In addition to five phosphate rock mines and four chemical plants in Brazil, this segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. The Mosaic Fertilizantes segment also serves as a distribution outlet for our Phosphate and Potash segments. We account for approximately 73% of estimated annual production of concentrated phosphate crop nutrients in Brazil.
As used in this report:
•“Mosaic” or “Company” means The Mosaic Company;
•“we,” “us” and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;
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
Business Developments During 2025
•In October 2025, we completed the sale of our idled Patos de Minas phosphate mining unit in Brazil for $111 million, with $51 million paid at closing and the balance of the purchase price to be paid in installments over the next four years. The sale resulted in a gain of $94 million.
•In November 2025, we completed the sale of our interest in the Taquari potash mine in Brazil for proceeds of up to $27 million, with $12 million received at closing. We recorded an impairment loss of approximately $66 million related to the sale.
•In November 2025, we completed a $900 million public bond offering, consisting of $500 million aggregate principal amount of 4.350% senior notes due 2029 and $400 million aggregate principal amount of 4.600% senior notes due 2030.
•In December 2025, we entered into an agreement to sell our Carlsbad, New Mexico potash mine for approximately $30 million. The transaction includes initial proceeds of $20 million at closing and deferred consideration of $10 million payable in three equal installments beginning in 2029. The sale is expected to be completed in the first half of 2026. As of December 31, 2025, the assets and liabilities are considered held for sale and we recorded an impairment loss of approximately $185.0 million.
We have included additional information about these and other developments in our business during 2025 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to Consolidated Financial Statements.
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

Table of Content
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
Phosphate Segment
Our Phosphate business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. We have a 75% economic interest in the Miski Mayo Phosphate Mine in Peru (“Miski Mayo Mine”), which is included in the results of our Phosphate segment.
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
Active Phosphate Mine
Planned Phosphate Mine
Temporarily Idled

U.S. Phosphate Crop Nutrients and Animal Feed Ingredients
Our U.S. Phosphate operations have capacity to produce approximately 4.5 million tonnes of phosphoric acid (“P2O5”) per year, or about 7% of world annual capacity and about 60% of North American annual capacity. P2O5 is produced by reacting finely ground phosphate rock with sulfuric acid. P2O5 is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. P2O5 production totaled approximately 2.9 million tonnes during 2025. Our U.S. operations account for approximately 6% of estimated global annual production and 55% of estimated North American annual output of P2O5.
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
Annual capacity by plant as of December 31, 2025 and production volumes by plant for 2025 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate(a)/DAP/MAP/ MicroEssentials®/Feed Phosphate
	Operational Capacity(b)		Operational Capacity(b)
Facility		Production(c)		Production(c)
Florida:
Bartow	1.1	0.8	2.5	1.9
New Wales	1.7	1.0	4.0	2.1
Riverview	0.9	0.6	1.8	1.2
	3.7	2.4	8.3	5.2
Louisiana:
Faustina	—	—	1.6	1.1
Uncle Sam	0.8	0.5	—	—
	0.8	0.5	1.6	1.1
Total	4.5	2.9	9.9	6.3
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
We produced approximately 6.3 million tonnes of concentrated phosphate crop nutrients during 2025 and accounted for approximately 72% of estimated North American annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our Florida phosphate rock mines produced approximately 9.5 million tonnes in 2025 and accounted for approximately 47% of estimated North American annual production. We are the world’s second largest miner of phosphate rock (excluding China) and currently operate four mines in North America with a combined annual capacity of 17.2 million tonnes. Additionally, we own 75% of the Miski Mayo Mine, which has an annual capacity of 4.8 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.
All of our wholly-owned phosphate mines and related mining operations in North America are located in central Florida. During 2025, we operated three active mines in Florida: Four Corners, South Fort Meade and Wingate. We plan to explore and develop the DeSoto property, the Pioneer property and the South Pasture property, which was previously idled, to offset future depletion at our Florida properties. We have a 75% economic interest in the Miski Mayo Mine, which allows us to supplement our other produced rock to meet our overall fertilizer production needs and is the primary source of rock for our Louisiana operations. We have the right to use or sell to third parties 75% of the Miski Mayo Mine’s annual production.

Table of Content
See “Item 2. Properties” for a discussion of our phosphate mining properties, including processing methods, facilities, production and summaries of our mineral resources and reserves, both in the aggregate and for our individual material phosphate mining properties.
Sulfur
We use molten sulfur at our phosphate concentrates plants to produce sulfuric acid, primarily for use in our production of P2O5. We purchased approximately 2.9 million long tons of sulfur during 2025. We purchase the majority of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either directly at our phosphate plants or have it sent for gathering to terminals that are located on the U.S. gulf coast. In addition, we use formed sulfur received through Tampa, Florida ports, which are delivered by truck to our New Wales facility and melted through our sulfur melter.
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
Ammonia
We use ammonia together with P2O5 to produce DAP, MAP and MicroEssentials®. We consumed approximately 0.9 million tonnes of ammonia during 2025. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia. We purchase approximately one-third of our ammonia from various suppliers in the spot market with the remaining two-thirds either purchased through supply agreements or produced internally at our Faustina, Louisiana location.
Our Florida ammonia needs are currently supplied under multi-year contracts with both domestic and offshore producers. Ammonia for our Florida plants is terminaled through owned ammonia facilities at the Port of Tampa and Port Sutton, Florida. Ammonia is transported by pipeline from the terminals to our production facilities. We have service agreements with the operators of the pipelines for Bartow, New Wales and Riverview, which provide service through June 30, 2026 with two year auto-renewal provisions unless either party objects.
We have agreements with various suppliers to ensure we have reliable sources of supply for ammonia to support competitive pricing in various market conditions. These agreements covered approximately 497,000 tonnes of ammonia.
We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual capacity is approximately 510,000 tonnes. From time to time, we sell surplus ammonia to unrelated parties and/or may transport surplus ammonia to the Port of Tampa. In certain circumstances, we source ammonia from alternative sources to receive at Faustina.
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
Natural Gas for Phosphate
Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is

Table of Content
sourced from Texas and Louisiana via pipelines interconnected to the Henry Hub. We use over-the-counter swap and/or option contracts to forward price portions of future natural gas purchases. We typically purchase approximately 12.7 million MM BTU of natural gas per year for use in ammonia production at Faustina.
Our ammonia requirements for our Florida operations are purchased rather than manufactured on site. Therefore, while we typically purchase approximately 3.0 million MM BTU of natural gas per year in Florida, it is only used as a thermal fuel for various phosphate production processes.
Florida Land Holdings
We are a significant landowner in the State of Florida, which has in the past been considered one of the fastest areas of population growth in the U.S. We have land holdings totaling over 368,000 acres. These land holdings give Mosaic access to phosphate rock reserves and exist as fee simple, mining agreements or mineral rights. Some of our land holdings are needed to operate our Phosphate business, while a portion of our land assets, such as certain reclaimed properties, are no longer required for our ongoing operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our real property assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. Our long-term future land use strategy is to optimize the value of our land assets.
Potash Segment
We are one of the leading potash producers in the world. We mine and process potash in Canada and the U.S. and sell potash in North America and internationally. Our Potash business segment operates three mines in Canada, including two shaft mines and one solution mine, as well as one potash shaft mine in the U.S. The term “potash” applies generally to the common salts of potassium. Muriate of potash (“MOP”) is the primary source of potassium for the crop nutrient industry. Red MOP has traces of iron oxide. The granular and standard grade red MOP products are well suited for direct fertilizer application and bulk blending. White MOP has a higher percent potassium oxide (“K2O”). White MOP, besides being well suited for the agricultural market, is used in many industrial applications. We also produce a double sulfate of potash magnesia product, which we market under our brand name K-Mag®, at our Carlsbad, New Mexico facility. The Carlsbad facility is classified as held for sale at December 31, 2025.
Our potash products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacturing of mixed crop nutrients and, to a lesser extent, in animal feed ingredients. We also sell potash to customers for industrial use. In addition, our potash products are used for de-icing and as a water softener regenerant.
Mosaic leases approximately 291,500 acres of mineral rights from the government of Saskatchewan, and approximately 99,300 acres of freehold mineral rights in the Kronau/Regina area, which have not been developed.
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

Table of Content
The map below shows the location of each of our potash properties in North America:

SASKATCHEWAN
Colonsay (shaft)
Belle Plaine (solution)
Esterhazy (shaft)
NEW MEXICO
Carlsbad (shaft)
Red MOP
White MOP
K-MAG®

Our North American potash annualized operational capacity totals 11.5 million tonnes of product per year and accounts for approximately 13% of world annual capacity and 38% of North American annual operational capacity. Production during 2025 totaled 8.8 million tonnes. We account for approximately 12% of estimated world annual production and 34% of estimated North American annual production.

Table of Content
The following table shows, for each of our potash mines, annual capacity as of December 31, 2025 and finished product output for 2025:

(tonnes in millions)
Facility	Annualized Proven Peaking Capacity (a)(c)	Annual Operational Capacity (a)(b)(e)	Finished Product(b)
Canada
Belle Plaine—MOP(d)	3.9	3.0	3.0
Colonsay—MOP (d)(f)	2.6	1.5	0.8
Esterhazy—MOP(d)(g)	6.3	6.3	4.7
Canadian Total	12.8	10.8	8.5
United States
Carlsbad—K-Mag®(h)	0.9	0.7	0.3
United States Total	0.9	0.7	0.3
Totals	13.7	11.5	8.8
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
(d)The annualized proven peaking capacity shown above is the capacity currently used to determine our share of Canpotex, Limited (“Canpotex”) sales. Canpotex members’ respective shares of Canpotex sales are based upon the members’ respective proven peaking capacities for producing potash. When a Canpotex member expands an existing mine, the new capacity is added to that member’s proven peaking capacity based on either a 90-day production run at the maximum production levels or an engineering audit of the expansion performed by an independent engineering firm in accordance with approved protocols. The annual operational capacity of a mine reported in the table above can exceed the annualized proven peaking capacity until the proving run or engineering audit has been completed. Our entitlement percentage of Canpotex was 36.2%, however in 2025 the percentage was 35.9% as a result of production shortages.
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
(g)Following completion of our Esterhazy K3 expansion project, a third-party audit assessed our Esterhazy Facility’s nameplate capacity at 7.8 million tonnes. To date, we have been unable to rely upon this audit as a basis for an increase to our Canpotex entitlement percentage.
(h)K-Mag® is a specialty product that we produce at our Carlsbad facility. The Carlsbad facility is classified as held for sale at December 31, 2025.

See Item 2. “Properties” for a discussion of our potash mining properties, including processing methods, facilities, production and summaries of our mineral resources and reserves, both in the aggregate and for our individual material potash mining properties.
Natural Gas
Natural gas is used at our Belle Plaine solution mine as a fuel to produce steam and to dry potash products. The steam is used to generate electricity and provide thermal energy to the evaporation, crystallization and solution mining processes. The Belle Plaine solution mine typically accounts for approximately 80% of our Potash segment’s total natural gas requirements for potash production. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines totaled 17.1 million MM BTU during 2025. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short-term spot-priced physical contracts. Our Canadian operations purchase physical natural gas from companies in Alberta and

Table of Content
Saskatchewan using AECO price indices references and transport the gas to our plants via the TransGas pipeline system. The U.S. potash operation in New Mexico purchases physical gas in the southwest respective regional market using the El Paso San Juan Basin market pricing reference. We use financial derivative contracts to manage the pricing on portions of our natural gas requirements.
Mosaic Fertilizantes Segment
Our Mosaic Fertilizantes segment owns and operates mines, chemical plants, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay, which produce and sell concentrated phosphate- and potash-based crop nutrients and phosphate-based animal feed ingredients. We also operated the Taquari potash mine in Brazil which we sold in November 2025. The following map shows the locations of our operations in Brazil and Paraguay:
We are the largest producer and one of the largest distributors of blended crop nutrients for agricultural use in Brazil. We produce and sell phosphate- and potash-based crop nutrients, and animal feed ingredients through our operations. Our

Table of Content
operations in Brazil include five phosphate mines and four chemical plants. We own and operate ten blending plants in Brazil and one blending plant and port in Paraguay. In 2025, we completed construction of a one million tonne distribution facility in northern Brazil in Palmeirante. In addition, we lease several other warehouses and blending units depending on sales and production levels. We also have a 62% ownership interest in Fospar, S.A. (“Fospar”). Fospar owns and operates an SSP (defined below) granulation plant, which produces approximately 0.5 million tonnes of SSP per year, and a deep-water port and throughput warehouse terminal facility in Paranagua, Brazil. The port facility at Paranagua handles approximately 3.2 million tonnes of imported crop nutrients. In 2025, Mosaic Fertilizantes sold approximately 9.0 million tonnes of crop nutrient products and accounted for approximately 17% of fertilizer shipments in Brazil.
We have the capability to annually produce approximately 4.5 million tonnes of phosphate- and potash-based crop nutrients and animal feed ingredients. Crop nutrient products produced are marketed to crop nutrient manufacturers, distributors, retailers and farmers.
In addition to producing crop nutrients, Mosaic Fertilizantes purchases phosphate, potash and nitrogen products which are either used to produce blended crop nutrients (“Blends”) or for resale. In 2025, Mosaic Fertilizantes purchased 1.0 million tonnes of phosphate-based products, primarily MicroEssentials®, from our Phosphate segment, and 2.0 million tonnes of potash products from our Potash segment and Canpotex.
Phosphate Crop Nutrients and Animal Feed Ingredients
Our Brazilian phosphate operations have capacity to produce approximately 1.1 million tonnes of P2O5 per year, or about 62% of Brazilian annual capacity. Phosphoric acid is produced by reacting ground phosphate rock with sulfuric acid. P2O5 is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our Brazilian phosphoric acid production totaled approximately 1.0 million tonnes in 2025 and accounted for approximately 86% of Brazilian annual output.
Our principal phosphate crop nutrient products in Brazil are:
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
Our primary mines and chemical plants are located in the states of Minas Gerais, São Paulo and Goias. Production of our animal feed ingredients products is located at our Uberaba, Minas Gerais and Cajati, São Paulo facilities. We market our feed phosphate primarily under the brand name Foscálcio.

Table of Content
Annual capacity and production volume by plant as of December 31, 2025 are listed below:

(tonnes of ore in millions)	Phosphoric Acid		Processed Phosphate(a) (MAP/TSP/SSP/DCP/Feed)
Facility	Capacity(b)	Production(c)	Capacity(b)	Production(c)
Phosphate
Uberaba	0.9	0.8	2.0	1.6
Cajati	0.2	0.2	0.5	0.4
Araxá	—	—	1.1	0.7
Catalão	—	—	0.4	0.4
Total	1.1	1.0	4.0	3.1
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
We produced approximately 2.6 million tonnes of concentrated phosphate crop nutrients during 2025 which accounted for approximately 46% of estimated Brazilian annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and animal feed product. Our phosphate rock production in Brazil totaled approximately 4.2 million tonnes in 2025, which accounted for approximately 71% of estimated Brazilian annual production. We are the largest producer of phosphate rock in Brazil and currently have an annual capacity of approximately 4.6 million tonnes. During 2025, we operated five properties; Araxá, Patrocínio and Tapira in the state of Minas Gerais; Catalão in the state of Goiás; and Cajati in the state of São Paulo.
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
We are required to pay royalties to mineral owners and resource taxes to the Brazilian government for phosphate and potash production. The resource taxes, known as Compensação Financeira pela Exploração de Recursos Minerais or CFEM, are regulated by the National Mining Agency. In 2025, we paid royalties and resource taxes of approximately $25.5 million.
Sulfur
We use molten sulfur at our phosphate concentrates plants to produce sulfuric acid, one of the key components used in the production of phosphoric acid. We consumed approximately 0.9 million long tons of sulfur for our own production during 2025. We purchase approximately 20% of the volume under annual supply agreements from oil and natural gas refiners, who are required to remove or recover sulfur during the refining process. The remaining 80% is purchased in the spot market. Sulfur is imported through the Tiplam port and transported by rail to the Uberaba plant and by truck to the Araxá and Cajati locations.
Although sulfur is readily available from many different suppliers and can be transported to our phosphate facilities by a variety of means, sulfur is an important raw material used in our business that has in the past been, and could in the future be,

Table of Content
subject to volatile pricing and availability. Alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to current transportation or terminaling facilities. Changes in the price of sulfur or disruptions to sulfur transportation or terminaling facilities could have a material impact on our business.
Ammonia
We use ammonia, together with phosphoric acid, to produce MAP, and to a lesser extent for SSP production. We consumed approximately 103,390 tonnes of ammonia during 2025. Production of one tonne of MAP requires approximately 0.137 tonnes of ammonia. We purchase all of our ammonia under a long-term supply agreement with two suppliers. Ammonia is imported through the Tiplam port and transported by truck to Uberaba, Araxá and Catalão.
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
India and China Distribution Businesses
Our China and India distribution businesses market phosphate-, potash- and nitrogen-based crop nutrients and provide other ancillary services to wholesalers, cooperatives, independent retailers and farmers in the Asia-Pacific regions. These operations provide our Phosphate and Potash segments access to key markets outside of North and South America and serve as a marketing agent for our Phosphate segment. In 2025, the India and China operations purchased 48,745 tonnes of phosphate-based products from our Phosphate segment, and 1,017,741 tonnes of potash products from our Potash segment and Canpotex. They also purchase phosphate, potash and nitrogen products from unrelated third parties, which we either use to produce blended crop nutrients or for resale.
In China, we own two 300,000-tonne per year capacity blending plants. In 2025, we sold approximately 383,000 tonnes of Blends and distributed another 862,000 tonnes of phosphate and potash crop nutrients in China.
In India, we have distribution facilities to import and sell crop nutrients. In 2025, we distributed approximately 189,000 tonnes of potash crop nutrient products in India.
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

Table of Content
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
International
Outside of the U.S. and Canada, we market our Phosphate segment’s products through our Mosaic Fertilizantes segment and our China and India distribution businesses, as well as a sales force focused on geographies outside of North America. The countries that account for the largest amount of our phosphates sales outside the U.S., by volume, are Canada, Brazil, Colombia, Australia and Argentina.
Our sales of potash products outside of the U.S. and Canada are made through Canpotex. Canpotex sales are allocated among its members based on peaking capacity. Our entitlement percentage of Canpotex was 36.2%, however in 2025 the percentage was 35.9% as a result of production shortages.
Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Mosaic Fertilizantes segment and our China and India distribution businesses, which acquire potash primarily through Canpotex. The countries that account for the largest amount of international potash sales, by volume, are Brazil, China, Indonesia, India and Belgium.
To service the needs of our customers, our Mosaic Fertilizantes segment includes a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate. The blending and bagging facilities primarily produce Blends from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 21% nitrogen, 52% phosphate and 27% potash, although this mix differs based on seasonal and other factors. All of our production in Brazil is consumed within the country.
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
Other Products
With a strong brand position in a multi-billion dollar animal feed ingredients global market, our Phosphate segment supplies animal feed ingredients for poultry and livestock to customers in North America, Latin America and Asia. Our potash sales to non-agricultural users are primarily to large industrial accounts and the animal feed industry. Additionally, in North America, we sell potash for de-icing and as a water softener regenerant. In Brazil, we also sell phosphogypsum.

In 2023, we announced the formation of the Mosaic Biosciences platform, a global initiative to bring the latest science and innovation to the agricultural market. The Mosaic Biosciences portfolio includes biological fertilizer complements which improve nutrient use efficiency and enhance plant growth and vigor.
The Mosaic Biosciences platform has grown through the acquisition of Plant Response in late 2021 and organically from the addition of new products. Our portfolio of products has been successful with customers and benefits greatly from our existing fertilizer distribution network to our customers. Mosaic Biosciences is included within our Mosaic Fertilizantes segment and Corporate, Eliminations and Other which includes Mosaic Biosciences sales in China, India and North America.

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
Phosphate Segment
Our Phosphate segment operates in a highly competitive global market. Among the competitors in the global phosphate industry are domestic and foreign companies, as well as foreign government-supported producers in Asia and North Africa. Phosphate producers compete primarily based on price, as well as product quality, service and innovation. Major integrated producers of feed phosphate are located in the U.S., Europe and China. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not miners of phosphate rock or manufacturers of phosphoric acid and are required to purchase this material on the open market.
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
FACTORS AFFECTING DEMAND
Our results of operations historically have reflected the effects of several external factors which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by, among other factors: crop conditions; changes in agricultural production practices; worldwide economic conditions, including the increasing world population, household incomes and demand for more protein-rich food, particularly in developing regions such as China, India and Latin America; changing demand for biofuels; variability in commodity pricing; governmental policies; the level of inventories in the crop nutrient distribution channels; customer expectations regarding farmer economics, future crop nutrient prices and availability, and transportation costs, among other matters; market trends in raw material costs; market prices for crop nutrients; and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the spring and fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.
We sell products throughout the world. Unfavorable changes in trade protection laws, policies and measures, government policies and other regulatory requirements affecting trade, including the imposition of tariffs; unexpected changes in tax and trade treaties; and strengthening or weakening of foreign economies, as well as political relations with the U.S. may cause sales trends to customers in one or more foreign countries to differ from sales trends in the U.S.
Our international operations are subject to risks from changes in foreign currencies, or government policy, which can affect local farmer economics.
OTHER MATTERS
Employees
We had 13,249 employees as of December 31, 2025, consisting of approximately 9,914 salaried and 3,335 hourly employees. This includes approximately 719 salaried employees at the Miski Mayo Mine, of which we own 75% and its results are consolidated within our results of operations.

Table of Content
Labor Relations
As of December 31, 2025:
•We had eight collective bargaining agreements with unions covering certain hourly employees in the U.S. and Canada. Of these employees, approximately 51% are covered under agreements that expire in 2026. All are expected to collectively bargain for new contracts in 2026.
•We had agreements with 33 unions covering all employees in Brazil. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.
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
HUMAN CAPITAL

Our employees are the foundation of our Company. Our 13,249 colleagues embody Mosaic’s core principles of responsibility, reliability and future-focus, and are the key to enabling us to execute our mission to help the world grow the food it needs.
As of December 31, 2025, our regular employee base was made up of the following:

Country	Male	Female	Total
Brazil	4,968	1,219	6,187
United States	3,375	646	4,021
Canada	1,690	315	2,005
Peru	649	70	719
China	121	61	182
India	70	7	77
Paraguay	35	17	52
Saudi Arabia	6	—	6
Total	10,914	2,335	13,249
Mosaic is committed to the wellbeing and development of our employees, whose collective experiences and perspectives drive innovation, operational excellence and sustained business value.
As part of Mosaic’s strategic priorities, we are committed to a culture of safety, instilling a digital mindset, and collaborating globally to drive enterprise value.
Employee Health and Safety–Safety is a top priority and we strive for zero harm to people and zero environmental incidents. Through the Mosaic Management System, we have established a structured approach to effectively manage and control risk for the safety and wellbeing of our colleagues, the environment and our stockholders. The management system defines processes that help support a safe work environment and establish a continuous improvement cycle to adjust for changing conditions and identified risks.

Table of Content
Global Worker Wellness–Extending beyond safety, our wellness programs are designed to enhance the well-being of our employees – and their families – in the areas of physical and psychological health, and financial security. These programs include health screenings, insurance plans, psychological health training and mental health resources, as well as our Environmental, Health and Safety (“EHS”) Risk Reduction Program, various trainings and flexible schedules. In 2025 we provided additional flexibility to our U.S. employees with regard to their health needs by adding an additional benefits plan option. Likewise, hospitalization insurance was added to the U.S. plans in 2025. Preventative health programs, including step challenges and wellness resources, are also available to employees.
Development–Mosaic believes in continually investing in people and their lifelong learning. Mosaic holds training events throughout the year across all of our locations, invests in leadership competencies through facilitated learning opportunities and hosts an online education platform through Workday Learning, which all employees are encouraged to access for mandatory and self-guided education. Mosaic offers companywide educational reimbursement programs to help employees in each of our operating areas acquire new skills and capabilities to better meet their job responsibilities and provide for future career opportunities within the Company. Mosaic supports membership in numerous professional associations and encourages participation in work-related external networking groups.
•In 2025, Mosaic continued to invest in leadership development programs designed to equip employees with the knowledge and skills needed for the future of our business. These programs address the unique needs of emerging leaders, front-line supervisors, mid-level managers and senior leaders through targeted career-stage development initiatives. Like any company, Mosaic experiences turnover and the need to replace talent related to retirement and succession. Mosaic seeks to minimize unwanted turnover through its talent review, succession management, performance management and compensation processes. We seek to build our talent pipeline through student programs by designing career paths that will enable our employees to grow and evolve their careers at Mosaic.

Community–Mosaic is a thoughtful and engaged neighbor who invests carefully and generously through long-term partnerships with organizations that are making a difference. We are proud to support organizations and initiatives that create growth and leave a lasting impact in our communities in three main focus areas: food, water and local community. In 2024, we invested $16.7 million. While the official 2025 investment data will be available in February 2026, preliminary data indicates continued strong support in these areas with investments of over $15 million. In addition to philanthropic grants and sponsorships of local programs, we also support and facilitate volunteerism by our employees. Similarly, we are active with local committees, boards and associations focused on contributing to the vitality of the people and communities around us.
•2025 was the fifth year of the Mosaic Employee Giving Program (the “Program”) that provides employees with flexibility to connect their personal causes to corporate giving, matching and volunteerism opportunities. The Program aligns to Mosaic’s strategic priorities and our 2025 Environmental, Social and Governance performance goals. Employees can take advantage of Company matching funds through financial contributions, volunteering on personal time, or both. In North America, this can be up to $2,000 annually per employee.

Driving an Inclusive Culture–In 2025, Mosaic continued to make progress in creating a more engaged workforce through our executive-led Employee Inclusion Networks (“EIN”) which are open and available to all employees and by taking action to improve the workplace and employee experience based on insights learned through our 2024 Voice of the Employee survey. Ongoing awareness and education continue to be a cornerstone of Mosaic’s journey to build and promote a more inclusive culture. We continue to focus and expand our recruitment efforts to build awareness and interest in our industry and to attract and retain the best, qualified candidates from a broad variety of sources.
Pay equity is fundamental to our compensation philosophy and our commitment to our employees. Mosaic annually evaluates pay equity and compensation practices to ensure fair and equitable treatment of employees based on our pay-for-performance framework. In 2025, Mosaic engaged an external consultant to conduct our pay equity audit, bringing an independent view of our global pay equity. The results of our 2025 audit revealed .5% outliers, both men and women, who did not have adequate business justifications that will be addressed during our 2026 compensation cycle. Pay equity will continue to be audited every year with periodic external independent reviews to validate our internal observations.
Further information on our human capital practices is available in our sustainability report. Information contained in our sustainability report, or on our website, is not incorporated by reference into, and does not constitute a part of, this Form 10-K.

Table of Content
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers as of February 27, 2026 is set forth below:

Name	Age	Position
Philip E. Bauer	53	Senior Vice President, General Counsel and Corporate Secretary
Bruce M. Bodine Jr.	54	Chief Executive Officer, President and Director
Walter F. Precourt III	61	Senior Vice President and Chief Administrative Officer
Luciano Siani Pires	56	Executive Vice President and Chief Financial Officer
Karen A. Swager	55	Executive Vice President - Operations
Yijun (“Jenny”) Wang	58	Executive Vice President - Commercial
Philip E. Bauer. Mr. Bauer was promoted to Senior Vice President, General Counsel and Corporate Secretary in January 2023. Since joining Mosaic in 2007, Mr. Bauer has managed legal support for business development activities, potash operations, offshore finance, commercial transactions and corporate governance. Before assuming his current role, Mr. Bauer was the Vice President and Deputy General Counsel from October 2022 through December 2022 and immediately prior to that role he served as the Vice President - Growth and Development on Mosaic’s Strategy and Growth team from May 2019 to September 2022. Prior to Mosaic, he was a partner at an international law firm where he focused his practice on mergers and acquisitions, public and private securities offerings and public company compliance matters, as well as general business advising.
Bruce M. Bodine Jr. Mr. Bodine was elected our Chief Executive Officer effective January 2024 and our President effective August 2023. He previously served as our Senior Vice President - North America from April 2020 to August 2023, and as our Senior Vice President - Phosphate from January 2019 to April 2020 during which time he also provided executive oversight for the corporate procurement organization. Prior to that, Mr. Bodine served as Senior Vice President - Potash (from June 2016 to December 31, 2018); as Vice President - Potash (from April to May 2016); as Vice President - Supply Chain (from August 2015 to March 2016); as Vice President - Operations Business Development (from October 2014 to August 2015); as Vice President - Operations for our Esterhazy and Colonsay potash production facilities (from July 2013 to October 2014); as the General Manager, Esterhazy (from September 2012 to June 2013); and as the General Manager, Four Corners (from March 2010 to August 2012). Before that, Mr. Bodine held various plant and mine development management positions in the Phosphate segment beginning with Mosaic’s formation in 2004.
Walter F. Precourt III. Mr. Precourt was elected our Senior Vice President and Chief Administrative Officer in November 2023. In this role, Mr. Precourt has responsibility for the Company’s Human Resources, Public Affairs, Procurement and Shared Services teams. He had previously served as our Senior Vice President - Strategy and Growth since January 1, 2019. From June 2016 through March 2020 he also provided executive oversight for the EHS organization. He previously served as Senior Vice President - Phosphate and provided executive oversight for the corporate procurement organization from June 2016 until January 1, 2019, as Senior Vice President - Potash Operations from May 2012 to June 2016, and before that he led the Environment, Health and Safety (“EHS”) organization since joining Mosaic in 2009. Prior to joining Mosaic, Mr. Precourt was employed by cement and mineral component producer Holcim (U.S.) where he initially led its safety transformation and later became Vice President of Environment and Government Affairs. Mr. Precourt started his career at The Dow Chemical Company where he served in a variety of roles in Operations, Technology, Capital Project Management and Environmental, Health and Safety. Mr. Precourt served as a director and was the past Chairman of the Board of the Saskatchewan Potash Producers Association and was a director of Fertilizer Canada.
Luciano Siani Pires. Mr. Siani Pires was elected as our Executive Vice President and Chief Financial Officer in January 2025 and previously elected as our Executive Vice President and Chief Financial Officer – Designate in November 2024. Mr. Siani Pires previously served on The Mosaic Company’s Board of Directors from 2018 to 2022. Prior to joining Mosaic, Mr. Siani Pires served as Executive Vice President of Strategy and Business Development, Chief Financial Officer and other strategic roles for Vale S.A., a global mining company. He also served as the chairman of the Board of Directors of VLI S.A., as a senior business development advisor for the Natural Resources Group of Accenture and was a consultant at McKinsey and Company and at various leadership roles in The Brazilian Development Bank in the areas of capital markets, export finance and infrastructure. He serves on the board of Vallourec Societe Anonime, has served as a member of the executive council of o9 solutions, as a member of the advisory board at Barbosa Mello, and as a board member of Suzano Papel e Celulose.

Table of Content
Karen A. Swager. Ms. Swager was elected our Executive Vice President - Operations in November 2023. In this role, Ms. Swager is responsible for the Company’s enterprise-wide operations, including the EHS organization and the North America Supply Chain organization. Ms. Swager had previously served as our Senior Vice President - Supply Chain, including executive oversite for the Procurement and corporate EHS teams, since April 1, 2020. From January 1, 2019 until her appointment as Senior Vice President - Supply Chain, she served as Senior Vice President - Potash. Previously, Ms. Swager held leadership positions at Mosaic, including Vice President - Minerals, Vice President - Mining Operations and General Manager in our Phosphate business. She also led the mine planning and strategy group for the Phosphate business. Ms. Swager serves as director of SSR Mining Inc., a publicly traded company.
Yijun (“Jenny”) Wang. Ms. Wang was elected Executive Vice President - Commercial in January 2024 after serving as the Company’s Senior Vice President - Global Strategic Marketing since May 2023. From January 2022 until May 2023, Ms. Wang served as our Senior Vice President - Global Strategic Marketing, Head of China and India. From October 15, 2020 until her current appointment, Ms. Wang served as Vice President - Global Strategic Marketing. Prior to October 2020, Ms. Wang served as Vice President - Global Product Management and International Distribution and before May 2019, Ms. Wang served as Country Head for China. Ms. Wang serves on the Board of Directors of Canpotex Limited, the Canadian potash marketing association.
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
International market conditions and the effects of countervailing duty orders, which are also outside of our control, may also significantly influence our operating results. The international market for crop nutrients is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing crop nutrients, foreign agricultural policies, including subsidy policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the U.S. affecting foreign trade and investment, including use of tariffs.
In 2021, the U.S. Department of Commerce (“DOC”) issued countervailing duty (“CVD”) orders on imports of phosphate fertilizers from Morocco and Russia, in response to petitions filed by Mosaic. The orders were based on DOC’s determination that the imports were unfairly subsidized, and the U.S. International Trade Commission’s (“ITC”) determination that the imports materially injured the U.S. phosphate fertilizer industry. The purpose of the CVD orders was to remedy the injury and thereby restore fair competition. CVD orders normally stay in place for at least five years, with possible extensions.
Moroccan and Russian producers initiated federal court actions seeking to overturn the orders. Mosaic also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway as further described in Item 3 of this Form 10-K.

Table of Content
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
In February 2025, the U.S. imposed a 25% tariff on most imports from Canada, including potash crop nutrients. This tariff went into effect on March 4, 2025, but beginning March 7, 2025, the U.S. exempted from this tariff goods that qualify as wholly originating in Canada under the United States‑Mexico‑Canada Agreement, including potash from Mosaic’s Canadian operations. The U.S. continues to assess the imposition of tariffs on Canadian potash. There is a risk that such tariffs may be imposed and sustained for an extended period. If tariffs are reintroduced, they could significantly increase the cost of importing potash from Canada. Higher potash prices may lead to reduced usage by U.S. farmers and negatively impact demand. Additionally, retaliatory tariffs imposed by Canada on U.S. exports could further exacerbate these challenges. The prolonged imposition of these tariffs could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable worldwide economic and market conditions could adversely affect our business, financial condition or operating results.
Economic and market conditions, including inflation, supply chain challenges, high interest rates and foreign exchange volatility, have and may continue to have an impact on our business. Our production costs have increased due to higher prices for raw materials, including purchased nitrogen, sulfur and ammonia, as well as supply chain challenges, including increased costs and delays caused by transportation and labor shortages. These adverse economic events have adversely affected, and may continue to adversely affect, our operating results.
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
If seasonal demand exceeds our projections, we will not have enough product, which would limit our profitability. If seasonal demand is less than we expect, we will have excess inventory and higher working capital and liquidity requirements. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors.
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
We conduct our operations through a limited number of key production, distribution and terminaling facilities. These facilities include our phosphate mines and concentrates plants; our potash mines; and the ports and other distribution facilities through which we, Canpotex and the other joint ventures in which we participate, conduct our respective businesses, as well

Table of Content
as other commercial arrangements with third parties. Any disruption of operations at any of these facilities may significantly negatively affect our production or our ability to distribute our products.
Examples of the types of events that could result, and have, in the past, resulted, in a disruption at these facilities include: adverse weather; strikes or other work stoppages; civil unrest; deliberate, malicious acts, including acts of terrorism and armed conflict; political or economic instability; cyberattacks; changes in permitting, financial assurance or certain environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with the other member of Canpotex and the other joint ventures in which we participate and their or our exit from participation in such joint ventures; other changes in our commercial arrangements with unrelated third parties; brine inflows at our Esterhazy, Saskatchewan mine or our other shaft mines; mechanical failure and accidents or other failures occurring in the course of operating activities, including at our gypstacks, clay settling areas and tailing dams and mine shafts; accidents occurring in the course of operating activities; lack of truck, rail, barge or ship transportation; and other factors.
Reduced oil refinery operating rates in North America could have a material adverse impact on our business, financial condition or operating results.
Reduced oil refinery operating rates in the U.S. and Canada could result, and have, in the past, resulted in decreased availability of molten sulfur, which could increase costs of sulfur procurement or decrease availability of sulfur needed in our phosphate fertilizer production operations. If it becomes necessary to procure sulfur at higher costs, and if we are unable to pass those costs on in our product prices, or if we are unable to procure sulfur at volumes necessary for our operations, such events could have a material adverse effect on our phosphate business, and/or our financial condition or operating results.
Key inputs for the production of our finished goods, including fertilizer, sulfur and ammonia, and energy used in our businesses in the past have been and may in the future be the subject of volatile pricing and availability. Changes in the price or availability of these key inputs for production of finished goods have had, and could again have, a material adverse impact on our businesses.
Fertilizer is a key input for production of our blended finished goods products. Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of concentrated phosphate products. Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be adversely impacted by the price and availability of these key inputs and other energy costs. For example, the ongoing conflict between Russia and Ukraine and the related sanctions have led, and may continue to lead, to disruption and instability in global markets, supply chains and volatile pricing and availability of these key inputs and raw materials. Because most of our products are commodities, there can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of fertilizer, natural gas, ammonia, sulfur or energy that is not recovered through an increase in the price of our related crop nutrients products could have a material adverse impact on our business.
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
In 2025, we derived approximately 64% of our net sales from customers located outside of the U.S. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:
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
Adverse weather conditions have in the past and may in the future adversely affect our operations, particularly our Phosphate operations. In the past, hurricanes have resulted in physical damage to and outages at our facilities in Florida and Louisiana.
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
If adverse weather conditions occur, as they have in the past, our facilities may be required to take additional measures to manage process water to comply with existing or future requirements and these measures could potentially have a material effect on our business and financial condition.
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

Table of Content
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
We hold minority ownership interests in other companies that are not controlled by us. The operations and results of Ma’aden and some other companies are significant to us, and their operations can affect earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute less than anticipated to our earnings and cash flow, negatively impacting our results of operations and liquidity. In addition, our investment in Ma’aden is subject to stock‑market volatility, and declines in the market value of its publicly traded shares could reduce the value of our investment and negatively impact our results of operations and liquidity.
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

Table of Content
See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” sections of our Management’s Analysis in this Form 10-K.
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

Mining activities in some parts of the world can result in potential seismic events or can increase the likelihood or potential severity of a seismic event. Our Esterhazy mine and Louisiana facilities have experienced minor seismic events from time to time. A significant seismic event at one our facilities or mines could result in serious injuries or death, or damage to or flooding of operations, or damage to adjoining properties or facilities of unrelated third parties. Geologic features may affect the integrity of our impoundments, particularly in central Florida. Our efforts to deploy new technologies to identify and repair features to mitigate impacts and risk may not be successful, adversely impacting our operations or could cause us to incur significant costs.
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
We produce ammonia at our Faustina, Louisiana phosphate concentrates plant, use ammonia in significant quantities at all of our Florida and Louisiana phosphates concentrates plants and store ammonia at some of our distribution facilities. In Florida, ammonia is received at coastal terminals around Tampa and transported by pipelines and trucks to our facilities. We also use ammonia in our Brazil phosphate operations. Our ammonia is generally stored and transported at high pressures or cryogenically. Accidents at any of our ammonia facilities could result in serious injury or death and could adversely impact our operations.
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

Table of Content
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
We rely heavily upon truck, rail, tug, barge and ocean freight transportation to move raw materials needed at our mines and concentrates facilities and to deliver our products to our customers. In addition, the cost of transportation is an important part of the final sale price of our products. Finding affordable and dependable transportation is important in obtaining our raw materials and to supply our customers. Higher costs for these transportation services or an interruption or slowdown due to factors including high demand, high fuel prices, labor disputes, layoffs or other factors affecting the availability of qualified transportation workers, adverse weather or other environmental events, or changes to rail, barge or ocean freight systems, could negatively affect our ability to produce our products or deliver them to our customers, which could affect our performance and results of operations.
Strong demand for grain and other products and a strong world economy increases the demand for and reduces the availability of transportation assets, both domestically and internationally. Shortages of railcars, barges and ocean transport for carrying product and increased transit time may result in customer dissatisfaction, loss of sales and higher equipment and transportation costs. In addition, during periods when the shipping industry has a shortage of ships, the substantial time needed to build new ships prevents rapid market response. Delays and missed shipments due to transportation shortages, including vessels, barges, railcars and trucks, could result in customer dissatisfaction or loss of sales potential, which could negatively affect our performance and results of operations.
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

Table of Content
Our operations depend on having the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing any of our permits and approvals or imposition of restrictive conditions in those permits and approvals may impair our business and operations.

Our operations, including our mines, are dependent on having the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing, modifying or renewing any of our permits and approvals or imposition of restrictive or cost prohibitive conditions on us with respect to these permits and approvals may impair our business and operations and could have a material adverse effect on our business, financial condition or results of operations. For example, in Florida, local community involvement has become an increasingly important factor in the permitting process for mining companies, and various counties and other parties in Florida have in the past filed and continue to file lawsuits challenging the issuance or renewal of some of the permits we require. A recent federal court decision invalidated Florida’s assumption of the Clean Water Act Section 404 “dredge and fill” permitting program and returned that permitting authority to the federal agencies. While that decision is under appeal, the change in permitting authority may complicate and delay the receipt of 404 permit approvals.
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

Table of Content
Some state governments are adopting standards or policies requiring environmental justice reviews in some permitting actions. In general, they require governmental agencies to evaluate projects for disproportionate impacts to disadvantaged or already burdened communities. If such conditions are found, they might result in a permit denial, or restrictive or cost prohibitive conditions imposed on our operations and may impair our business and operations and could have a material adverse effect on our business, financial condition or results of operations.
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
Brazil ratified the Paris Agreement in September 2016, committing to an NDC that includes economy-wide greenhouse gas reduction targets by 2035. The NDC further commits to achieving climate neutrality in 2060. Complete details surrounding Brazil’s plan for achieving the greenhouse gas emissions reductions and climate neutrality are uncertain. The government of Brazil may intervene with new or different policy instruments to meet the goals set out in the 2024 NDC.
Canada’s intended NDC aims to achieve significant greenhouse gas emissions reductions. The Canadian federal government has also introduced legislation establishing a long-term target of “net-zero” greenhouse gas emissions by 2050. More stringent laws and regulations may be enacted to accomplish the goals set out in Canada’s NDC and Canada’s own long-term emissions reduction targets.

Table of Content
In March 2024, the SEC issued final rules on climate-related disclosures that would require disclosure of extensive detailed climate-related information by domestic and foreign registrants. Following legal challenges consolidated in the U.S. Court of Appeals for the Eighth Circuit, the SEC issued a voluntary stay of the climate rules. In March 2025, the SEC announced that it would end its defense of the climate-related disclosures. In September 2025, the Eight Circuit continued to hold the litigation in abeyance, pending definitive action by the SEC on the climate rules. The Company is monitoring the SEC’s climate-related disclosure standards and recently enacted standards in the European Union and California on climate change disclosure and is taking necessary steps to plan for the anticipated or adopted disclosure requirements. It is possible that such legislation and other future legislation or regulation addressing climate change, including the Paris Agreement or any new international agreements, could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material or adversely impact our competitive advantage. In addition, to the extent climate change restrictions imposed in countries where our competitors operate such as India, China, Russia, Belarus or Morocco are less stringent than in the U.S., Canada or Brazil, our competitors could gain cost or other competitive advantages over us.
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
Mining and processing of potash and phosphate generate residual materials that must be managed both during the operation of the facility and upon facility closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. Phosphate residuals from mining or processing are deposited in tailings dams or clay settling areas and phosphogypsum stacks. Mosaic manages its structures in accordance with legal requirements and is implementing actions to be aligned with the major principles from the Global Industry Standard on Tailings Management – GISTM (established in 2020 by the ICMM – International Council of Metals and Mining, the UN environment program and the PRI – Principles of Responsible Investment). The failure of or a breach at any of our impoundments at any of our operations could cause severe property and environmental damage and loss of life, could result in the shut down or idling of our facilities and could have a material adverse effect on our results of operations.
Competitive Risks
Our competitive position could be adversely affected if we are unable to participate in continuing industry consolidation.
Most of our commodity products are readily available from a number of competitors, and price and other competition in the crop nutrient industry is intense. In addition, crop nutrient production facilities and distribution activities frequently benefit from economies of scale. As a result, particularly during pronounced cyclical troughs, the crop nutrient industry has a long history of consolidation. Mosaic itself is the result of a number of industry consolidations. We expect consolidation among crop nutrient producers to continue. Our competitive position could suffer to the extent we are not able to expand our own resources either through consolidations, acquisitions, joint ventures or partnerships. In the future, we may not be able to find suitable companies to combine with, assets to purchase or joint venture or partnership opportunities to pursue. Even if we are able to locate desirable opportunities, we may not be able to enter into transactions on economically acceptable terms. If we do not successfully participate in continuing industry consolidation, our ability to compete successfully could be adversely affected and result in the loss of customers or an uncompetitive cost structure, which could adversely affect our sales and profitability.
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

Table of Content
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

Table of Content
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
We carry our inventories at net realizable value. In periods when the market prices for our products are falling rapidly, including in response to falling market prices for raw materials, we have in the past, and it is possible that in the future we could be required to write-down the value of our inventories if market prices fall below our costs. Any such write-down could adversely affect our results of operations and the value of our assets. Any such effect could be material.
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
Capital markets access, liquidity and credit ratings.
Our ability to fund operations, meet obligations, and pursue strategic initiatives depends on maintaining sufficient liquidity and access to capital markets. We rely on cash generated from operations, committed credit facilities, and debt financing. Adverse conditions in global credit markets, disruptions in banking systems, or a deterioration in our financial performance could limit our ability to obtain financing on acceptable terms or at all.

Our credit ratings significantly affect our cost of borrowing and access to financing. A downgrade by any major rating agency—whether due to industry conditions, commodity price volatility, or company-specific factors—could increase our borrowing costs and restrict access to credit markets.

If we are unable to maintain adequate liquidity or favorable credit ratings, we may be forced to reduce capital expenditures, delay strategic projects, or seek alternative financing under unfavorable terms. Any of these outcomes could materially and adversely affect our business, financial condition, and results of operations.
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
We extend trade credit to our customers throughout the world, in some cases for extended periods of time. In Brazil, where there are fewer third-party financing sources available to farmers, we also have several programs under which we guarantee customers’ financing from financial institutions that they use to purchase our products. As our exposure to longer trade credit extends throughout the world and use of guarantees in Brazil increases, we are increasingly exposed to the risk that some of our customers will not pay us or the amounts we have guaranteed. Additionally, we become increasingly exposed to risk due to weather and crop growing conditions, fluctuations in crop nutrient prices, commodity prices or foreign currencies, and other factors that influence the price, supply and demand for agricultural commodities. Significant defaults by our customers, have in the past, and may in the future adversely affect our financial condition and results of operations.
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

Table of Content
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
As a global company, we utilize and rely upon information technology systems in many aspects of our business, including internal and external communications and the management of our accounting, financial, production and supply chain functions. As we become more dependent on information technologies to conduct our operations, and as the number of cyberattacks increase and their sophistication evolves, the risks associated with cybersecurity also increase and evolve. Failure to effectively anticipate, prevent, detect and recover from the increasing number and sophistication of cyberattacks could have a material adverse effect on our results of operations or financial condition. To our knowledge, we have not experienced any material cybersecurity incidents of our technology systems.
Mosaic’s cybersecurity program is comprised of people, processes and technology that are designed to adequately protect the confidentiality, integrity and availability of information technology systems and data. Mosaic has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk awareness. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. We have a Governance Risk and Compliance team which is a dedicated team within the cybersecurity department that focuses on identifying and mitigating cybersecurity and compliance risk. The team works closely with the Operations Technology and Information Technology department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. As part of our third-party risk management program, we review risk ratings and control assessments of pertinent vendors and other third-parties. Our Enterprise Risk Management committee, which is comprised of members of our executive leadership team, reviews and evaluates key risks identified through cybersecurity risk management processes. Mosaic develops and continues to refine mitigation plans that adhere to industry best practices.
Regularly, Mosaic regularly engages external vendors to provide independent insight to overall cybersecurity program effectiveness and to assist with evaluating response preparedness.
Governance
Board of Director Oversight
The Board of Directors oversees Mosaic’s Enterprise Risk Management program, and the Audit Committee is tasked with oversight of risk from cybersecurity threats. The Board receives an annual cybersecurity update while the Audit Committee regularly receives reports from the Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”). The reports to the Audit Committee include updates on key performance indicators and key risk indicators, including short-term, intermediate-term and emerging risks. The Audit Committee then briefs the Board on these matters. Ad hoc updates occur as needed.
Management’s Role in Managing Risk
The Information Technology organization is led by the CIO who is responsible for cybersecurity and risk management, with oversight by the Audit Committee. The cybersecurity program is overseen by the Mosaic’s CISO and supporting cybersecurity leadership, who lead teams to protect and preserve the confidentiality, integrity and continued availability of all information owned by, or in the care of, Mosaic. The CISO, along with the leadership team, possess many years of relevant information technology, cybersecurity and risk management experience in the manufacturing, electric, defense, financial and

Table of Content
retail sectors. Educational backgrounds include advanced degrees and certifications, such as Certified Information Systems Security Professional. During the course of leadership team’s careers, they have built and sustained programs protecting other Fortune 500 companies, critical national infrastructure and military defense systems.
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
Properties
The subsections below describe the property locations, overviews and mineral resource and mineral reserve estimates. Our material properties, as determined pursuant to S-K 1300, are Florida Phosphate, Esterhazy, Belle Plaine and Tapira. Further information about these properties can be found in the technical report summaries (“TRSs” or “TRS”) filed as exhibits to this Form 10-K.
Except as otherwise stated, the scientific and technical information relating to Florida Phosphate contained in this Form 10-K is derived from the 2022 S-K 1300 report for Florida Phosphate titled “Florida Phosphate Mining Technical Report Summary” effective December 31, 2022 prepared by employees of Mosaic. Except as otherwise stated, the scientific and technical information relating to Belle Plaine is derived from the 2024 S-K 1300 report titled “Belle Plaine Potash Facility Technical Report Summary” prepared by employees of Mosaic and the scientific and technical information relating to Esterhazy in this Form 10-K is derived from the 2025 S-K 1300 report titled “Esterhazy Potash Facility Technical Report Summary” effective December 31, 2025 prepared by employees of Mosaic.
Except as otherwise stated, the scientific and technical information relating to Tapira contained in this Form 10-K is derived from the 2023 S-K 1300 report for Tapira titled “SEC S-K 1300 Technical Report Summary Mosaic Fertilizantes: Complexo Mineração de Tapira” effective December 31, 2023 prepared by qualified persons who are employees of WSP USA Inc., which is not affiliated with Mosaic.
Except as otherwise stated, the mineral resource and reserve estimates are prepared by people who are qualified persons in accordance with subpart 1300 of Regulation S-K 1300 who are employees of the Company, and who have reviewed the mineral reserve estimates and mineral resource estimates and the material assumptions underlying the estimates and determined that the estimates and material assumptions remain current as of December 31, 2025.
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
HARDEE CO.
DESOTO CO.

Table of Content
Figure 2.2: South America Resource and Reserve Location Map

Miski Mayo
PERU
GOIÁS
MINAS GERAIS
Catalão
Patrocínio
Araxá
Tapira
SÃO PAULO
Cajati
Phosphate
Phosphate Exploration

Table of Content
Property Overview
Annual Production
Table 2.1 shows the production tonnage and grade for all phosphate properties for 2025, 2024 and 2023.

Table 2.1 Summary of Production - Phosphate Properties
(in millions of tonnes)		December 31,
Mine Property	Annual Operational Capacity (tonnes)(a)(b)	2025		2024		2023
		Production (tonnes)	%P2O5(c)	Production (tonnes)	%P2O5(c)	Production (tonnes)	%P2O5(c)
Phosphate (Grade: P2O5)(c)
Florida(d)	14.0	9.5	27.9	8.9	28.3	9.1	27.8
Total United States	14.0	9.5	27.9	8.9	28.3	9.1	27.8
Miski Mayo (e)(f)	4.8	5.1	19.7	4.8	29.7	4.7	29.7
Total Peru	4.8	5.1	19.7	4.8	29.7	4.7	29.7
Araxá / Patrocinio	1.1	1.0	35.1	0.8	34.5	0.9	34.7
Cajati	0.5	0.5	34.0	0.4	34.3	0.3	33.7
Catalão	1.0	0.9	34.7	0.9	34.7	1.0	34.8
Tapira	2.0	1.8	34.9	1.8	35.0	1.7	35.2
Total Brazil	4.6	4.2	34.8	3.9	34.8	3.9	34.9
Total Phosphate	23.4	18.8	27.2	17.6	30.1	17.7	29.9
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
(d)Excludes the South Pasture, Florida location which was temporarily idled August 2018 for an indefinite period of time. Annual operating capacity for this site was 3.2 million tonnes.
(e)We have a 75% economic interest in the Miski Mayo Mine and consolidate its results. Miski Mayo’s annual operating capacity and production tonnes are presented at 100% economic interest. These amounts are presented in wet tonnes based on average moisture levels of 3.0% to 5.0%. These quantities are the production of the drying plant.
(f)Higher ore grade and processing improvements allowed for improved metallurgical recovery resulting in higher production in 2025.

Table of Content
Table 2.2 shows the production tonnage and grade for the potash properties for 2025, 2024 and 2023.

Table 2.2 Summary of Production - Potash Properties
(in millions of tonnes)			December 31,
Facility	Annualized Proven Peaking Capacity (tonnes)(a)(b)	Annual Operational Capacity (tonnes) (b)(c)(d)	2025		2024		2023
			Ore Mined (tonnes)	Grade % K2O(e)	Ore Mined (tonnes)	Grade % K2O(e)	Ore Mined (tonnes)	Grade % K2O(e)
Belle Plaine – MOP(f)	3.9	3.0	11.0	19.3	11.6	19.3	10.2	19.3
Esterhazy – MOP(g)	6.3	6.3	15.5	21.9	15.6	22.2	14.1	23.4
Colonsay – MOP(h)	2.6	1.5	2.5	25.4	1.8	26.5	1.8	25.6
Total Canada	12.8	10.8	29.0	21.2	29.0	21.3	26.1	21.9
Carlsbad – K-Mag®(i)	0.9	0.7	1.7	6.8	2.3	6.6	2.3	6.7
Total United States	0.9	0.7	1.7	6.8	2.3	6.6	2.3	6.7
Taquari – MOP(j)	—	—	1.5	16.7	1.7	16.4	1.9	14.7
Total Brazil	0.0	0.0	1.5	16.7	1.7	16.4	1.9	14.7
Total Potash	13.7	11.5	32.2	20.2	33.0	20.0	30.3	20.3
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
(f)Equivalent to tonnes hoisted to surface at an underground shaft mine. Ore mined for Belle Plaine is calculated (KCl concentrate mined by solution divided by the estimated global grade of the deposit). The calculation is based on actual KCl tonnes mined for January 1, 2025 through December 31, 2025.
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
(j)The Taquari facility was sold in 2025. The 2025 amounts represent production from the beginning of the year until the selling date of November 4, 2025.

Table of Content
Overview
Overviews for Phosphate, Potash and Mosaic Fertilizantes are shown in Table 2.3, Table 2.4, and Table 2.5 below. All properties are operated by Mosaic. All properties listed below are production stage, except Araxá/Patrocínio. Araxá/Patrocínio is an operating mine but is considered an exploration stage mine because Mosaic is extracting minerals from this mine without having determined there are mineral reserves under S-K 1300. Information concerning our material properties is located in this Item 2 under the headings “Florida Phosphate,” “Esterhazy,” “Belle Plaine” and “Tapira”.

Table 2.3: Phosphate Overview

Florida Phosphate
See Florida Phosphate Individual Property Disclosure below.
Peru - Compañía Minera Miski Mayo S.R.L. (“Miski Mayo”)
Location	Sechura Province in the Piura Region, Peru
Type and amount of ownership interests	75% owned by Compañía Minera Miski Mayo S.R.L., a wholly-owned indirect subsidiary of Mosaic.
Titles, mineral rights, leases or options and acreage	Miski Mayo is the holder of 20 non-metallics mining concessions (76,000 hectares).
Key permit conditions
Permit conditions are dictated by operating licenses, which are maintained and renewed on a regular basis. As of December 31, 2025, all environmental licenses were either still valid or were being renewed pursuant to applications with the Peruvian Environmental Agency within the legal deadlines.

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

Table of Content

Key permit conditions
Mosaic currently holds a total of four mining permits within the Araxá area (2,769 hectares) and two mining permits and two exploration permits within the Patrocínio area (3,480 hectares). Permit conditions are dictated by operating licenses, which are maintained and renewed on a regular basis. As of December 31, 2025, all environmental licenses were valid or were being renewed pursuant to applications filed with the Brazilian Environmental Agency.

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

Processing plants and other facilities	Two beneficiation plants at Araxá
Complexo Mineroquímico de Cajati (“Cajati”)
Location	Near Cajati, São Paulo, Brazil
Type and amount of ownership interests	100% owned by Mosaic Fertilizantes P&K S.A., a wholly-owned indirect subsidiary of Mosaic.
Titles, mineral rights, leases or options and acreage	Mining rights in Brazil are governed by the Mining Code, Decree 227, dated February 27, 1967, and further regulation enacted by the ANM. All subsoil situated within Brazilian territory is deemed state property, with the mining activities subject to specific permits granted by the ANM.

Key permit conditions	Mosaic currently holds a total of eight permits within the CMC area (2,131 hectares). Permit conditions are dictated by operating licenses, which are maintained and renewed on a regular basis. As of December 31, 2025, all environmental licenses were either valid or were being renewed pursuant to applications filed with the Brazilian Environmental Agency.

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

Key permit conditions
Mosaic currently holds a total of eight permits within the CMC area (2,131 hectares). Permit conditions are dictated by operating licenses, which are maintained and renewed on a regular basis. As of December 31, 2025, all environmental licenses were either valid or were being renewed pursuant to applications filed with the Brazilian Environmental Agency.

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

Complexo Mineração de Tapira (“Tapira”)
See the Tapira Individual Property Disclosure below.

Table of Content
Mineral Resource and Mineral Reserve Estimates
Table 2.6 shows the Mineral Resource tonnage and grade for all properties as of December 31, 2025.

Table 2.6 Summary of Mineral Resources as of December 31, 2025(a)

(in millions of tonnes)
Commodity/Geography/Mine Property Name	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	tonnes	Grade	tonnes	Grade	tonnes	Grade	tonnes	Grade
Phosphate (Grade: P2O5 )(b)
United States
Florida(c)	102.0	29.9	415.0	30.1	517.0	30.0	83.0	30.0
Peru
Miski Mayo(d)	157.7	16.7	139.0	16.3	296.7	16.5	27.7	16.0
Brazil
Araxá/Patrocínio(e)(f)	206.5	12.9	303.3	13.7	509.8	13.4	7.0	13.0
Cajati(e)(g)	25.0	5.2	14.9	5.3	39.9	5.3	4.2	5.3
Catalão(e)(h)	58.9	9.9	102.4	10.5	161.3	10.3	17.9	8.7
Tapira(e)(i)	21.3	8.6	54.9	8.6	76.2	8.6	180.5	9.2
Total Phosphate	571.4	16.2	1,029.5	20.0	1,600.9	18.6	320.3	15.2

Potash (Grade: K2O)(j)
Canada
Belle Plaine(k)	—	—	—	—	—	—	4,647.0	19.0
Esterhazy(l)	255.0	23.2	2,094.0	22.8	2,350.0	22.9	—	—
Colonsay(l)	—	—	—	—	—	—	977.0	29.0
United States
Carlsbad(m)	—	—	—	—	—	—	39.0	6.0
Total Potash	255.0	23.3	2,094.0	22.8	2,350.0	22.9	5,663.0	20.6
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
(c)Mineral resource tonnages and grade are reported as a beneficiation plant product (phosphate rock) tonnage and P2O5 grade. The cut-offs used to estimate mineral resources include, minimum beneficiation plant concentrate BPL (27.45% P2O5), minimum pebble BPL (18.30% P2O5, except 22.88% P2O5 for DeSoto and Pioneer), maximum pebble magnesium oxide concentration and a maximum clay content cut-off for a logged matrix layer and the composite matrix volume. A Life of Mine (“LOM”) commodity price of US$148/tonne of phosphate rock was used for 2026 to 2037 to assess prospects for economic extraction but is not used for cut-off purposes.
(d)Mineral resources are presented on the basis of our 75% interest. Cut-off grade of > 8% P2O5 was applied for mineral resources. A breakeven pit shell was developed with costs, grade requirements and a sales price of US$97.69/tonne of phosphate concentrate (2022 price evaluation) to develop the mineral resource pit shell.

Table of Content
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
(k)No cut-off grade is used to estimate mineral resources as the solution mining method used at the Belle Plaine Facility is not selective. At no point in the cavern development and mining process can a decision be made to mine or not mine the potash mineralization that is in contact with the mining solution. The mining solution dissolves the potash, regardless of its grade, to make a concentrate that is pumped to the surface from the mining caverns for processing. A KCl commodity price of US $255/tonne was used for 2026 to 2084 to assess prospects for economic extraction for the mineral resources but is not used for cut-off purposes. A US$/CAD$ exchange rate of 1.37 was used to assess prospects for economic extraction for the mineral resources but was not used for cut-off purposes.
(l)No cut-off grade or value based on commodity price is used to estimate mineral resources as the mining method used at Colonsay or Esterhazy is not grade selective. The potash mineralization is mined on one level by continuous miners following the well-defined and continuous beds of mineralization with relatively consistent grades. The following KCl commodity prices were used to assess prospects for economic extraction for the mineral resources but are not used for cut-off purposes: 2026-$244/tonne, 2027-$243/tonne, 2028-$224/tonne, 2029-$188/tonne, 2030-$223/tonne and for the LOM plan $251/tonne for Esterhazy and US$256/tonne for 2026 to 2116 for Colonsay. A US$/CAD$ exchange rate of 1.37 was used to assess prospects for economic extraction for the mineral resources but was not used for cut-off purposes.
(m)A 4% K2O cut-off grade with less than 2% kieserite is used to estimate mineral resources. This is consistent with the definition of mineable potash established by the U.S. Geological Survey. A US$305/tonne price was used for 2026 to 2064 to assess economic viability for the mineral resources, but was not used for cut-off purposes.

Table of Content
Table 2.7 shows the Mineral Reserve tonnage and grade for all properties as of December 31, 2025.

Table 2.7: Summary of Mineral Reserves as of December 31, 2025(a)

(in millions of tonnes)
Commodity/Geography/Mine Property Name	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	tonnes	Grade	tonnes	Grade	tonnes	Grade
Phosphate (Grade: P2O5)(b)
United States
Florida(c)	38.0	27.6	58.0	26.9	96.0	27.0
Peru
Miski Mayo(d)	84.2	15.6	54.1	15.0	138.3	15.4
Brazil
Cajati(e)	32.7	5.5	18.5	5.5	51.2	5.5
Catalão(f)	52.7	10.5	8.1	9.9	60.8	10.4
Tapira(g)	106.8	9.0	310.3	8.9	417.1	9.0
Total Phosphate	314.4	12.9	449.0	11.8	763.4	12.3

Potash (Grade: K2O)
Canada
Belle Plaine(h)	268.1	19.3	370.9	19.3	639.0	19.3
Esterhazy(i)	158.0	22.2	318.0	20.0	476.0	20.8
Colonsay(i)	99.0	26.0	163.0	27.2	262.0	26.5
United States
Carlsbad(j)	160.6	6.5	0.0	0.0	160.6	6.5
Total Potash	685.7	17.9	851.9	21.1	1,537.6	19.7
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
(f)The reference point for cut-off grade and pit optimization analysis is tonnes of concentrate at a price of R$1,918.75/tonne concentrate (2023 LOM price evaluation). Cut-off grade of P2O5ap ≥ 5.0% and 0.8 ≤ RCP ≤ 1.6 and MgO < 12% was applied to mineral

Table of Content
reserves. Mineral reserves were proven to be economic based on internal transfer price of R$656/tonne of phosphate rock (2025 LOM price evaluation) that was derived in the discounted cash flow and compared to the gross margin available.
(g)The reference point for cut-off grade and pit optimization analysis is tonnes of concentrate at a price of R$1,940/tonne concentrate (2023 price evaluation). Cut-off grade of P2O5ap ≥ 5.0% and 0.9 ≤ RCP ≤ 3.0 was applied to mineral reserves. Mineral reserves were proven to be economic based on internal transfer price of R$605.3/tonne of phosphate rock (2024 LOM price evaluation) that was derived in the discounted cash flow and compared to the gross margin available.
(h)No cut-off grade is used to estimate mineral reserves as the solution mining method used at the Belle Plaine Facility is not selective. At no point in the cavern development and mining process can a decision be made to mine or not mine the potash mineralization that is in contact with the mining solution. The mining solution dissolves the potash, regardless of its grade, to make a concentrate that is pumped to surface from the mining cavities for processing. Mine designs based on a solution mining method and design criteria are used to constrain mineral reserves within mineable shapes. The following KCl commodity prices were used to assess economic viability for the mineral reserves, but were not used for cut-off purposes: 2026-$244/tonne, 2027-$243/tonne, 2028-$224/tonne, 2029-$188/tonne, 2030-$223/tonne and for the LOM $255/tonne. A US$/CAD$ exchange rate of 1.37 was used to assess economic viability for the mineral reserves but was not used for cut-off purposes.
(i)The following KCl commodity prices were used to assess economic viability for the mineral reserves: US$251/tonne for Esterhazy, US$255/tonne for Belle Plaine, and US$256/tonne for Colonsay. A US$/CAD$ exchange rate of 1.37 was used to assess economic viability for the Esterhazy and Belle Plaine mineral reserves.
(j)A 4% K2O cut-off grade with less than 2% kieserite is used to estimate mineral reserves. This is consistent with the definition of mineable potash established by the U.S. Geological Survey. A US$305/tonne price was used to assess economic viability for the mineral resources but was not used for cut-off purposes.
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
The net book value for our Florida phosphate mining facilities and exploration properties is $2.0 billion as of December 31, 2025.
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
South Pasture Property
The property is situated along a ten mile stretch of State Road 64 and a seven mile stretch along County Road 663. All parcels are bisected by County Road 663, State Road 62, State Road 64 and several local roads. The mining and beneficiation activities at this location have been idled. Located at 27.585787 N, 81.942888 W.

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
Table 2.9: Property Status and Acreages

	Status (Acres)
	Florida Phosphate Property Status and Acreages
	Fee Simple	Mining Agreement		Mineral Rights (b)	Lease	Total
South Fort Meade Facility	15,984	25,528	(a)	92	711	42,315
Four Corners Facility	55,659	—		—	—	55,659
Wingate Facility	8,761	—		—	—	8,761
DeSoto Property	24,113	8		18,943	—	43,064
Pioneer Property	26,017	—		—	—	26,017
South Pasture Property	39,043	—		—	—	39,043
Total	169,577	25,536		19,035	711	214,859
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
The mining facilities at South Fort Meade, Four Corners, Wingate and South Pasture commenced operations between 1981 and 1995, as noted below under “History and Exploration”. The phosphate mines have the infrastructure to meet our current production plans and long-range production goals. The current infrastructure includes major roads and highway access, railway support from CSX Transportation and electricity supplied by Duke Energy, TECO, PRECO, Florida Power and Mosaic cogeneration in associated distribution areas. Water supply is from Mosaic-owned deep wells and recycle sources. Current clay and tailings management areas footprints are expected to meet present demands, with additional capacity planned to meet the maximum volume and deposition rates from the 2025 LOM plan. An integrated operations center remotely controls certain functions at our Florida phosphate mines.
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
The phosphate stratigraphy consists of 5 to 50 feet (1.5 to 15.2 m) thick, white to brown poorly graded quartz sand with varying abundance of reworked phosphate grains as waste overburden. The economic zone is 13 to 50 feet (4.0 to 15.2 m) thick, with a grade ranging from 27% to 35% P2O5. It consists of tan-gray to gray quartz sands, dark gray to dark gray-blue-green clays and silts with phosphate nodules and pellets present with phosphate grains and clasts predominate. There can be interbedded waste zones of 0 to 15 feet (0.0 to 4.6 m) thick comprised of beds of cream to green barren sandy clay, clays or dense dolomitic clays. The basal units are dark gray to black clays to phosphatic limestone rubble to beds of phosphatic limestone.
Mineral Resource and Mineral Reserve Assumptions and Modifying Factors
The key mineral resource and mineral reserve assumptions and modifying factors are listed in Table 2.11.

Table of Content
Table 2.11: Key Assumptions and Modifying Factors:

Parameter	Value	TRS Section
Supporting Information	Regional geologic studies, 56,972 drill holes and greater than 40 years of mining history.	Section 7
Average total thickness of the phosphate mineralization	13 to 50 feet (4 to 15 m)	Section 6
Minimum Concentrate %P2O5	27.5%	Section 11
Minimum Pebble %P2O5	18.3 to 22.9%	Section 11
Maximum pebble magnesium oxide (“MgO”) cut-off volume	2.5%	Section 11
Maximum Clay Content	40 to 50%	Section 11
Maximum Dragline Mining depth	85 feet (26 m)	Section 11
Maximum dredge mining depth	109 feet (33 m)	Section 11
Production Days per Year	365 days	Section 11
Mining Method	Dredge and dragline mining	Section 13
Production Rate	Approximately 9 to 13 million tonnes per year (2023-2033).	Section 13
Mineral Resource Cut-offs
The cut-offs used to estimate mineral resources by site include, the minimum beneficiation plant concentrate BPL (%P2O5), minimum pebble BPL (%P2O5), maximum pebble magnesium oxide concentration and a maximum clay content cut-off for a logged matrix layer and the composite matrix volume.
Section 11
Mineral Reserve Cut-off	Cut-off based on productivity factors per site have been applied to estimate mineral reserves.	Section 12
Mining Dilution	11 to 18.9% minimum pebble volume dilution and 10.5 to 12.1% minimum concentrate volume dilution.	Section 11
Mineral Resource Impurity Recovery	100%	Section 11
Mineral Reserve Pebble Impurity Recovery	88 to 103% Fe2O3, 102 to 114% aluminum oxide (“Al2O3”), 92 to 100% CaO, 90 to 110% MgO	Section 12
Mineral Reserve Concentrate Impurity Recovery	85 to 94% Fe2O3, 90 to 101% Al2O3, 94 to 100% CaO, 88 to 100% MgO	Section 12
Processing Method	Beneficiation plants at the facilities consisting of washer, sizing and flotation processes.	Section 14
Mineral Resource Beneficiation Plant Recovery	100%	Section 11
Mineral Reserves Beneficiation Plant Recovery	Pebble: 80.3 to 100%, Concentrate: 70.8 to 76.4%	Section 12
Deleterious Elements and Impact	Major elements include MgO, pyrite (FeS2) and Al2O3 affecting flotation and filtering processes.	Section 10, 11,12
Environmental Requirements, Permits etc.	No significant environmental permitting encumbrances.	Section 17
Geotechnical Factors (if any)	No concerns.	Section 13
Hydrological or hydrogeological factors (if any)	Water inflow onto mining areas can impact recovery and dilution.	Section 13
Commodity Price	$103/tonne of phosphate rock for 2022 mineral resources and $148/tonne for mineral reserves.	Section 16

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

Table 2.12: Mineral Resources at the End of the Fiscal Year Ended December 31, 2025 Based on a LOM Plan Phosphate Rock Price of $148 per tonne(a)(b)(c)(d)(f)

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
(f)A LOM commodity price of $148 per tonne of phosphate rock was used to assess prospects for economic extraction but is not used for cut-off purposes.

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

Table 2.13: Mineral Reserves at the End of the Fiscal Year Ended December 31, 2025 Based on a LOM Plan Phosphate Rock Price of $148 per tonne(a)(b)(c)(d)(e)

(tonnes in millions)
Category	Tonnes	Grade %P2O5	Metallurgical Recovery %
Proven	38	27.6	Pebble: 80.3 to 100%, Concentrate: 70.8 to 76.4%
Probable	58	26.9	Pebble: 80.3 to 100%, Concentrate: 70.8 to 76.4%
Proven + Probable	96	27	Pebble: 80.3 to 100%, Concentrate: 70.8 to 76.4%
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
(e)A commodity price of $148 per tonne of phosphate rock was used to assess the economic viability of the mineral reserves in the LOM (2025 price estimate).
Mineral Resources and Mineral Reserves Comparison
The mineral resource estimated tonnage and grades did not change from 2024 to 2025.
As of December 31, 2025, we had mineral reserves of 96 million tonnes compared to 100 million in the prior year, resulting in a decrease of 7% for proven reserves and a decrease of 2% for probable reserves. Changes in mineral reserve tonnage from the prior year are the result of mining depletion and re-evaluations.

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
The net book value for Belle Plaine is $0.9 billion as of December 31, 2025.

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

Table 2.16: Sections and Acreages of Mosaic Owned Mineral Rights

Township/Range	Sections of Mineral Rights Owned by Mosaic*	Area of Mineral Rights Owned by Mosaic (acres)	Area of Full Quarter Sections Owned by Mosaic (acres)
17/23	10-14/16	6,962	5,910
18/23	6-11/16	4,275	3,817
17/24	7-7/16	4,762	3,526
18/24	5-2/2016	3,285	2,871
Total	30-2/16	19,284	16,124
*Full sections range from 640 acres to 644 acres; total acreage shown above is based on 640 acres per section where actual survey acreage is not available.

Table 2.17: Partial Mineral Rights Area

Township/Range	Sections of Crown Mineral Rights Leased by Mosaic, Currently Not Mineable*	Crown Mineral Rights Leased by Mosaic, Currently Not Mineable (acres)
18/22	1-2/100	652
19/22	1-7/100	682
18/23	38/100	241
18/24	48/100	307
Total	2-94/100	1,882
*Full sections range from 640 acres to 644 acres; total acreage shown above is based on 640 acres per section where actual survey acreage is not available.

Existing Infrastructure
The Belle Plaine Facility consists of a mining area and a processing plant. Based on the current mine life, the mineral reserves support mining for 61 years. The processing plant consists of a refinery and cooling pond. The Belle Plaine Facility has the infrastructure in place to meet the current production goals and LOM plan. The current infrastructure includes major road and highway access, railway support from Canadian National Railway (“CNR”) and Canadian Pacific Railway (“CPR”), SaskPower-supplied electricity, Trans Gas-supplied natural gas and potable and non-potable water supplied from a local fresh

Table of Content
water source. The current Tailings Management Area (“TMA”) footprint is designed to support the volume and deposition rates indicated in the 2025 LOM plan.
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
CNR and CPR are available to the Belle Plaine Facility to move final product to port. There is a tri-party joint operating agreement among Mosaic, CPR and CNR which governs the joint operation and interaction of all parties for freight services at the Belle Plaine Facility.
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
Saskatoon and Regina both have large industrial sectors with a variety of machine shops and industrial support services. Some specialty services are provided from the Alberta or Manitoba oil and gas industry.
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

Table of Content
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
The 2025 Belle Plaine LOM plan based on mineral reserves has a total mine life of 59 years, ending in 2084.
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

Table of Content
Table 2.19: Key Assumptions and Modifying Factors

Parameter	Value	TRS Section
Supporting Information	Regional geologic studies, 700 production wells, seismic surveys and greater than 55 years of mining history from approximately 350 caverns.	Section 7, 11
Average composited total thickness of the potash mineralization amenable to solution mining	102.2 feet (31.1 m)	Section 11
Tonnage Factor	17.2 cu ft./tonne (2,054 kilograms per cubic meter).	Section 11
Average KCl grade from all drilling	30.6% (19.3% K2O)	Section 11
Operating Days per Year	365 days	Section 13
Mining Method	Solution mining from surface installations.	Section 13
Production Rate	3.0 million tonnes per year.	Section 13
Cut-off	No cut-off grade or value based on commodity price is used to estimate mineral resources. This is because the solution mining method used at Belle Plaine mining is not grade selective.	Section 11, 12
Mining Recovery	21.5%	Section 13
External Dilution	None	Section 12
Processing Method	KCl recovered from brine solution.	Section 14
Processing Recovery	79 to 90%	Section 14
Deleterious Elements and Impact	Trace NaCl and MgCl2	Section 10
Environmental Requirements – Permits, etc.	No significant environmental permitting encumbrances.	Section 17
Geotechnical Factors (if any)	No concerns.	Section 13
Hydrological or Hydrogeological Factors (if any)	No concerns.	Section 13
Commodity Prices	KCl commodity prices of US$255 for mineral reserves.	Section 17
Exchange Rate (US$/C$)	1.37	Section 17
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

Table of Content
Table 2.20: Mineral Resources as of December 31, 2025 Based on LOM Plan KCI Price of $255 per tonne(a)(b)(c)(d)(e)(g)(h)(i)

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
(i)2025 LOM price evaluation.
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
The mineral reserve estimates for the Belle Plaine Facility are listed in Table 2.21.
Table 2.21: Mineral Reserves at the End of the Fiscal Year Ended December 31, 2025 Based on a LOM Plan KCl Price of $255 per tonne(a)(b)(c)(d)(e)(f)

(tonnes in millions)
Category	KCl Tonnes	Grade %KCl	Grade %K2O	Metallurgical Recovery %
Proven	268	30.6	19.3	21.5%
Probable	371	30.6	19.3	21.5%
Proven + Probable	639	30.6	19.3	21.5%
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

Table of Content
(f)The average LOM plan KCl price of $255/tonne was used to assess economic viability for the mineral reserves, but were not used for cut-off purposes.

Mineral Resources and Mineral Reserves Comparison
There were no changes in the mineral resource estimates from 2024 to 2025.
As of December 31, 2025, our estimated mineral reserves were 639 million tonnes compared to 654 million as of the prior year-end, resulting in an increase of 1% for proven reserves and a decrease of 4.3% for probable reserves.The year-over-year change is due to mining depletion.
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
Mosaic, through Mosaic Potash Esterhazy Limited Partnership, a wholly-owned indirect subsidiary of Mosaic, leases 197,940.75 acres of mineral rights from the Crown under Subsurface Mineral Leases KL 105, KL 126, and KLSA 003. Table 2.22 lists additional information regarding the three Crown leases. Table 2.23 outlines the total acreage of the Crown leases designated by township and range. The lease terms are 21 years, with renewals at our option for successive 21-year periods.
We also own or lease 212,890.71 acres of freehold mineral rights within the Esterhazy area as shown in Table 2.24 below. All mineral titles owned or leased by Mosaic include the “subsurface mineral” which under The Subsurface Mineral Tenure Regulations (Saskatchewan) means all natural mineral salts of boron, calcium, lithium, magnesium, potassium, sodium, bromine, chlorine, fluorine, iodine, nitrogen, phosphorus and sulfur, and their compounds, occurring more than 60 m below the surface of the land. Other commodities (e.g., petroleum and natural gas, coal, etc.) that are not specifically sought after when acquired may be on mineral titles that Mosaic leases or owns.
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
The net book value for Esterhazy is $3.3 billion as of December 31, 2025.

Table of Content
Figure 2.5: Location Plan

Canada
Whitehorse
Yellowknife
Iqaluit
Edmonton
Calgary
Vancouver
Saskatoon
Regina
Winnipeg
Ottawa
Montreal
Quebec City
Toronto
BREDENBURY
CHURCHBRIDGE
LANGENBURG
ESTERHAZY
Mosaic Esterhazy
K1
K2
K3
K4 area
Saskatchewan
Manitoba
15
80
8
16
22
247
N
0 5 10
Kilometers

Table of Content
Table 2.22: Mineral Lease

Crown Lease Number	Type	Area (Hectares)	Expiration Date
KL 105	Subsurface Mineral Lease	26,198	October 31, 2044
KL 126	Subsurface Mineral Lease	28,473	October 25, 2026
KLSA 003	Subsurface Mineral Lease	25,433	November 18, 2030

Table 2.23: Sections and Acreages Owned by the Crown

Township/Range	Sections of Mineral Rights Owned by Crown*	Area of Mineral Rights Owned by Crown (acres)
19/30	19-2/16	12,221
20/30	18-1/16	11,542
21/30	18-6/16	11,753
22/30	2-1/16	1,331
19/31	18-1/16	11,561
20/31	19-3/16	12,265
21/31	13-7/16	8,613
22/31	15-15/16	10,238
18/32	5-7/16	3,471
19/32	18-15/16	12,116
20/32	14-11/16	9,388
21/32	17-2/16	10,970
22/32	4-6/16	2,799
18/33	5-12/16	3,662
19/33	10-11/16	6,850
20/33	11-7/16	7,326
21/33	8-5/16	5,313
22/33	1-6/16	878
18/1	15-9/16	9,969
19/1	15-14/16	10,158
20/1	16-7/16	10,533
21/1	14-6/16	9,207
22/1	4-3/16	2,668
19A/1	2-12/16	1,762
18/2	6-1/16	3,865
19/2	4-13/16	3,083
19A/2	1-12/16	1,130
Total	309-4/16	194,672
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

Existing Infrastructure
The Esterhazy Facility consists of an underground mine and two processing plants that started production in 1962. The mine has an additional expected life, based on mineral reserves of to 2049. The Esterhazy Facility has the infrastructure in place to meet the current production goals and LOM plan. The current infrastructure includes: major road and highway access; railway support from CNR and CPR; SaskPower supplied electricity; TransGas and SaskEnergy supplied natural gas; and potable and non-potable water supplied from local fresh water sources. The long-term TMA development plan is being revised to support production at the levels indicated in the LOM plan.
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
The 2025 LOM plan for the Esterhazy Facility includes the K3 mineral reserves and the K4 mineral resources. It is based on an average production rate of 6.1 million tonnes per year based on 320 production days per year.
The K3 mineral reserves production is in full production and is expected to ramp down starting in 2045, with mining anticipated to be completed in 2049.
The K4 mining resources are currently scheduled to start mining in 2045 and is expected to ramp up to full production in 2050 and ending in 2078.
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
The wet end of the mill begins with raw ore sizing and crushing to prepare it for the separation processes. In heavy media, the larger size fraction is separated into potash and salt through dense media separation that is driven by differences of buoyancy in salt and potash. Flotation receives the smaller size fraction and has specific reagents added that allow the potash crystals to float while the salt is rejected as tailings material. At K2 there is also a crystallizer circuit that produces potash using solubility, temperature and pressure differences. Dewatering and drying is the final stage in the wet end, where potash is sent through centrifuges and industrial driers to remove all moisture.
Once the product is dried, it is sent to a screen to separate the right sized material from the over and undersize material for all the different product grades. Oversized material is sent through a crushing circuit to break it down to right sized material. The undersize material is upgraded through compaction to a larger product.
The site’s ability to produce at the increasing rates being forecasted in the LOM plan are supported by equipment design capacities and capacity proving runs and also include the capacity added by a newly commissioned hydrofloat flotation circuit.
History and Exploration
The Esterhazy Facility K1 started production in 1962 and K2 started production in 1967. Table 2.26 lists the important historical dates and events for Esterhazy.

Table of Content
Table 2.26: History

Date	Event/Activity
1928	Discovery of evaporites in the sedimentary sequence in Saskatchewan.
1955	International Minerals and Chemicals (IMC, Canada) Ltd. acquired >500,000 acre lease in Esterhazy area and started drilling.
1957 to 1962	IMC Corporation begins shaft sinking at K1. The first official K1 mine production started September at a capacity of 0.9 million tonnes per year.
1965	K2 TMA Phase I expansion.
1966	The K1 mine capacity was expanded to 1.5 million tonnes per year.
1967	The K2 shaft sinking was completed to a capacity of 2.4 million tonnes per year. The first potash production from K2 was in April/May.
1968	The K2 TMA Phase II expansion was completed.
1974	K2 mill expansion, heavy media circuit.
1981	The K2 TMA Phase III expansion was completed.
1985	Inflow 10B was detected December 29, 1985 in the D400 entry at a point 3.5 miles (5.6 km) southwest of the K2 shaft. Initial inflow was estimated to be 1,000 gpm. Information obtained using seismic surveys allowed for targeted drilling and placement of calcium chloride and various grouts to reduce the inflow to manageable levels. The pumping capacity was increased through a series of stages to bring online a total of 22 pumps, to a maximum capacity of 4,000 gpm. As a result of these efforts, K1 and K2 sites continued normal mining operations.
1987	Mineral Resource Location Study – Vibroseis Study was completed.
1989	12 exploration drill holes to delineate the K1 and K2 mining area were completed.
1991 to 1998	Seismic surveys in the Gerald, Gerald West and Cutarm areas.
1997	IMC Kalium merged with IMC Global and Freeport-McMoRan.
1999	Company renamed to IMC Potash.
2000-03	Seismic surveys: 2D and 3D (K1 and K2).
2004	Mosaic formed from combination of IMC Global and Cargill Crop Nutrition.
2005	3D seismic surveys completed at K1 (7.5 sq. miles, 19.5 sq. km) and K2 (4.0 sq. miles, 10.3 sq. km).
2006-09	Various seismic surveys completed. Hoist expansion at K2. Processing plant capacity increased to 4.8 million tonnes per year. K2 TMA expansion completed. Exploration drilling of ten holes including two shaft pilot holes completed as part of the K3 expansion project.
2010	Completion of the crushing expansion at K1.
2011	3D seismic surveys at K1 North (19.7 sq. miles, 51.4 sq. km) and Perrin Lake (14.4 sq. miles, 37.3 sq. km).
2012	K3 south shaft pre-sink was completed. Esterhazy exits Tolling Agreement with PCS. A number of 3D seismic surveys were completed including Saskman, K1 NW, K1 SWD Field. Seven brine injection wells were drilled at Farfield.
2013	K3 south shaft sunk to the potash level. 3D seismic survey at Panel 11Q (9.2 sq. km) completed. Completion of mill expansion at K2 for an additional 0.7 million tonnes per year.
2014	3D seismic survey at Panel 11Q 3C (3.6 sq. miles, 9.3 sq. km) completed.
2015	3D seismic surveys at Gerald (4.7 sq. miles, 12.1 sq. km) and K3 (89.7 sq. miles, 232.4 sq. km) completed.
2016	Nine exploration drill holes completed.
2017	The K3 north shaft sinking was completed and the first K3 ore from the South shaft was skipped to surface and trucked to the K1 mill.

Table of Content

2018	The K3 to K2 overland conveyor construction was completed. The K3 North shaft steel and Keope hoist rope up were completed. The K3 North shaft first ore skipped in December 18 and trucked to the K2 mill.

The first K2 ore was conveyed on the overland conveyor to the K2 mill in December.
2019	Commissioned the K3 Koepe production and Blair service hoists. Four drum miners cutting K3 shaft pillar development started. Two four rotor miner assembly completed. The K3 South shaft sinking was completed in November.
2020	Completion of the K3 south shaft bottom steel, added a third four-rotor miner, installed the Mainline conveyor, added a fourth rotor miner cutting and completed the K3 south headframe concrete slip. K3 shaft pillar development was completed in December. The K3 fifth four-rotor miner started cutting in October. The first ore from K3 conveyed to K1.
2021-2023	The sixth K3 four-rotor miner started cutting in January and the seventh four rotor-miner started cutting in May. The K1 and K2 mines were closed eight months ahead of schedule in response to brine inflow conditions.
2025	New compaction circuit commissioned at K1. Hydrofloat circuit commissioned at K2, increasing total Esterhazy site throughput capability to 3000 ore tons per hour.
Geology and Mineralization
The intracratonic Elk Point Basin is a major sedimentary geological feature in western Canada and the northwest U.S. It contains one of the world’s largest stratabound potash resources. The nature of this type of deposition is largely continuous with predictable depths and thickness. It is mined at several locations, including the Esterhazy Facility.
Potash at the Esterhazy Facility area occurs conformably within Middle Devonian-age sedimentary rocks and is found in total thicknesses ranging from approximately 100 to 131 feet (30 to 40 m) at a depth of approximately 3,100 to 3,800 feet (950 to 1,150 m).
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
•Esterhazy Member: The Esterhazy Member is separated from the Belle Plaine Member by the White Bear Member marker beds, a sequence of clay seams, low-grade sylvinite and halite. The Esterhazy Member is mined using conventional underground techniques at the Esterhazy Facility in southeastern Saskatchewan, and by solution mining techniques at the Belle Plaine Potash Facility.
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

Table 2.27: Key Assumptions and Modifying Factors

Parameter	Value	TRS Section
Supporting Information	Regional geologic studies, 59 exploration holes, seismic surveys, in-mine channel samples and 50 years of mining history at K1 and K2.	Section 7
Average total thickness of the potash mineralization	8.64 feet (2.6 m)., based on the ratio of 8.5 feet (2.6 m). production panel mining height and 9.0 feet (2.7 m) development mining heights.	Section 11
Density	129.878 lbs./cu ft. (2,080.446 kg/cu m)	Section 11
In-mine channel samples grade	23.4% K2O	Section 11
Operating Days per Year	320 days	Section 13
Mining Method	Underground room and pillar mining.	Section 13
Production Rate	6.1 million tonnes per year.	Section 13
Cut-off	No cut-off grade or value based on commodity price is used to estimate mineral resources. This is because the mining method used at Esterhazy is not grade selective. Potash mineralization is mined on one level by continuous miners following the well-defined and continuous beds of mineralization with relatively consistent grades.	Section 11
Mining Recovery	28.9%	Section 12, 13
External Dilution	0%	Section 12, 13
Processing Method	Two mill facilities that crush, float, screen and compact KCl.	Section 14
Processing Recovery	85 to 88% (86.1% average)	Section 14
Deleterious Elements and Impact	Increased amounts of NaCl can significantly impact production volumes.	Section 10
Environmental Requirements, Permits, etc.	No significant environmental permitting encumbrances.	Section 17
Geotechnical Factors (if any)	No concerns/issues.	Section 13
Hydrological or Hydrogeological Factors (if any)	Undersaturated brines from adjacent aquifers.	Section 13
Commodity Prices	$251/tonne for the economic evaluation of the 2025 mineral resources and $251/tonne for the mineral reserves.	Section 16
Exchange Rate (US$/CAD$)	1.37 for mineral resources and mineral reserves.	Section 16

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
Additional details regarding the estimation methodology are listed in Section 11 of the 2025 Esterhazy Facility TRS filed as an Exhibit to the 2025 Form 10-K.
The mineral resource estimates for the Esterhazy Facility are listed in Table 2.28.

Table 2.28: Mineral Resources at the End of the Fiscal Year Ended December 31, 2025 Based on a LOM Plan KCl Price of $251 per tonne(a)(b)(c)(d)(e)(g)(h)(i)(j)(k)

(tonnes in millions)
Category	Tonnes	Grade %K2O(f)	Metallurgical Recovery
Measured	255.0	23.2	86.1
Indicated	2,094.0	22.8	86.1
Measured + Indicated	2,350.0	22.9	86.1
___________________________
(a)The mineral resources are reported as in-situ mineralization.
(b)Mineral resources have an effective date of December 31, 2025. Mineral resources are reported exclusive of those mineral resources that have been converted to mineral reserves. Unlike mineral reserves, mineral resources do not have demonstrated economic viability, but they do demonstrate reasonable prospects for economic extraction.
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
(f)No cut-off grade or value based on commodity price is used to estimate mineral resources. This is because the mining method used at Esterhazy is not grade selective. The potash mineralization is mined on one level by continuous miners following the well-defined and continuous beds of mineralization with relatively consistent grades (Section 11.2 and Section 13.3.10).
(g)Tonnages are in U.S. Customary and metric units and are rounded to the nearest million tonnes.
(h)Rounding as required by reporting guidelines may result in apparent summation differences.
(i)%K2O refers to the total %K2O of the sample.
(j)The percent carnallite refers to the mineral associated with potash ore at Esterhazy (KCl.MgCl3.6H2O). It is considered an impurity.
(k)The following KCl commodity prices were used to assess prospects for economic extraction for the mineral resources but are not used for cut-off purposes, 2026-$244/tonne, 2027-$243/tonne, 2028-$224/tonne, 2029-$188/tonne, 2030-$223/tonne and for the LOM plan $251/tonne.
(l)A US$/CAD$ exchange rate of 1.37 was used to assess prospects for economic extraction for the mineral resources but were not used for cut-off purposes.

Table of Content
Mineral Reserve Estimates
The Esterhazy Facility’s mineral reserves are reported as in-situ mineralization, accounting for all applicable modifying factors. Mineral reserves meet all the mining criteria required at Esterhazy including, but not limited to mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors.
The methodology for estimating mineral reserves consists of post pillar mine design work and scheduling and the application of mining recovery and unplanned dilution. Additional details regarding the estimation methodology are listed in Section 12 of the 2025 Esterhazy Facility TRS filed as an Exhibit to this Form 10-K.
The mineral reserve estimates for the Esterhazy Facility are listed in Table 2.29.
Table 2.29: Mineral Reserves at the End of the Fiscal Year Ended December 31, 2025 Based on a LOM Plan KCl Price of $251 per tonne(a)(b)(d)(e)(f)(g)(h)

(tonnes in millions)
Category	Tonnes	Grade %K2O(c)	Metallurgical Recovery %
Proven	159.0	22.2	29.0
Probable	319.0	20.0	29.0
Proven + Probable	478.0	20.8	29.0
___________________________
(a)Mineral reserves have an effective date of December 31, 2025.
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
(g)The following KCl commodity prices were used to assess prospects for economic extraction for the mineral resources but are not used for cut-off purposes, 2026-$244/tonne, 2027-$243/tonne, 2028-$224/tonne, 2029-$188/tonne, 2030-$223/tonne and for the LOM plan $251/tonne. All prices are per finished product tonne.
(h)We used a US$/CAD$ exchange rate of 1.37 to assess economic viability for the mineral reserves but was not used for cut-off purposes.

Mineral Resources and Mineral Reserves Comparison
There were no material changes in the mineral resource estimates from 2024 to 2025.

At December 31, 2025, we had mineral reserves of 476 million tonnes compared to 500 million tonnes in the prior year, resulting in a decrease of 4.8%. Proven reserves decreased by <1% while probable reserves decreased 7%. The year over year changes are due to mining depletion, changes in mineral reserve category and increased sterilization of mineral reserves due to unmineable buffer areas.

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
The supply of electricity occurs via a 13.8 kiloVolt (“kV”) transmission line that is operated by CEMIG and Vale Energia Concessionaires. Tapira has a total receipt of 40 megawatts (“MW”) and an annual power usage around 305 gigawatts (“GW”). The main substation receives 13.8 kV in three oil-type transformers which is transferred to secondary substations. From the secondary substations, power is distributed to the end-use areas at 110 volts (“V”), 220 V, 280 V, 440 V or 4,160 V.
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
The total book value for Tapira is R$2.2 billion (US$406 million with exchange rate of 1 U.S. dollar = 5.5024 Brazilian Real) as of December 31, 2025.
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
Mineral Resources
The mineral resources at Tapira were estimated based on the long-standing exploration drilling and sampling completed at Tapira since 1967. The drilling results were loaded into the geological database, verified and vetted for errors, and then used in the geological model to create the lithology and weathering surfaces. The geological model was used in creating the block model, where geological domains based on the lithology and weathering surfaces were utilized to interpret grade, density and mass recovery in a geologically appropriate manner. Exploratory Data Analysis and geostatistical analysis were completed on the raw and composite data sets to help define interpolation parameters and mineral resource classifications. The mineral resources were restricted based on an optimized pit limit that took into account cut-off grade, price, mining costs, infrastructure limitations and mineral licenses. The mineral resources are exclusive of mineral reserves and include approximately 76.2 Mt of measured and indicated mineral resources with a P2O5ap grade of 8.6%. There are an additional 180.5 Mt of inferred mineral resources with a P2O5ap grade of 9.2% (Table 2.30).

Table 2.30: Mineral Resources at the End of the Fiscal Year Ended 2025 Based on R$ 1,940/tonne of Phosphate Concentrate(a)(b)(c)(d)

(tonnes in millions)
Category	Tonnes	Grade (%P2O5ap)	Metallurgical Recovery (%P2O5ap)
Measured	21.3	8.6	47.9
Indicated	54.9	8.6	48.9
Measured + Indicated	76.2	8.6	38.6
Inferred	180.5	9.2	63.0
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
(d)Mineral resource tonnages and grade are stated in-situ. Cut-off grade of P2O5ap ≥ 5.0% and 0.9 ≤ Ratio of CaO to P2O5 (RCP) ≤ 3.0 was applied to mineral resources. Measured, indicated and inferred blocks were included in mineral resource estimates if they were inside mining concessions and exploration permits with a final report approved by ANM, but exclusive of physical structures such as the crusher and waste piles. A revenue factor of 1.0 with sales price of R$1,940 per tonne of phosphate concentrate (2025 price evaluation) was used to develop the mineral resource pit shell.
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
The metallurgical recovery is calculated from the mass recovery, the concentrate % P2O5, and the ROM % P2O5 according to the following equation:
Metallurgical recovery = 100 x Mass recovery x Concentrate % P2O5 / ROM % P2O5
The annual production estimates were used to determine annual estimates of capital and operating costs. All cost estimates were in Brazilian real 2025 R$ terms. Total capital costs included R$4.7 billion of sustaining capital and opportunity costs. Annual operating costs were based predominantly on historical consumption factors and unit costs. They included costs for ongoing, final reclamation and closure. Annual total cost of rock production varied from R$291 per concentrate tonne to R$425 per concentrate tonne, with an average total cost of production for a tonne of phosphate rock concentrate at R$370.
For the purpose of reporting our total financial statistics, the discounted cash flow was converted from Reals to U.S. dollars at an exchange rate of R$5.76 = US$1.00.

Because Tapira is a captive operation supplying rock to other Mosaic-owned chemical plants, there is no transparent mined phosphate rock commodities price market in Brazil. Mineral reserves for Tapira were estimated based on an internal transfer price. This internal transfer price was set as a constant number of US$105.1 per tonne (R$605.3 per tonne).
The Tapira mineral reserve as of December 31, 2025 is estimated to be 417.1 Mt ROM (dry), with a dry grade of 9.3% P2O5ap delivered to the concentrator plant, and 63.4 Mt (dry) concentrated phosphate tonnes at 34.7% P2O5 post-concentration process plant. This includes (Table 2.31):
a.106.8 Mt of Proven Mineral Reserve at a 9.0% P2O5ap dry grade, resulting in 15.7 Mt of concentrate with a 34.6% P2O5 post beneficiation plant; and
b.310.3 Mt of Probable Mineral Reserve with a 8.9% P2O5ap dry grade, resulting in 47.7 Mt of concentrate at 34.7% P2O5.
Table 2.31 Mineral Reserves at the End of the Fiscal Year Ended 2025 Based on R$1,940/tonne of Phosphate Concentrate(a)(b)(c)(d)(e)

(tonnes in millions)
Category	Tonnes (Dry)	Grade (%P2O5ap Dry)	Metallurgical Recovery (%P2O5)
Proven	106.8	9	55.2
Probable	310.3	8.9	58.8
Proven + Probable	417.1	9.0	57.9
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
(e)Mineral reserve tonnages and grade are stated as ROM tonnages. The mineral reserves are constrained by a pit design that honors site specific geotechnical designs by pit sector. The mine plan considers constraints required for surface and groundwater management, appropriate extraction methodology, labor and equipment requirements, beneficiation plant mass and metallurgical recoveries, and are dependent upon all permits and environmental licenses in place and continued approved status. The reference point for cut-off grade and pit optimization analysis is tonnes of concentrate at a price of R$1,940/tonne concentrate (2025 price evaluation). Cut-off grade of P2O5ap ≥ 5.0% and 0.9 ≤ RCP ≤ 3.0 was applied to mineral reserves. Mineral reserves were proven to be economic based on internal transfer price that was derived in the discounted cash flow and compared to the gross margin available.

Mineral Resources and Mineral Reserves Comparison

The comparison of the Mineral Resources as of December 31, 2024 and December 31, 2025 can be found in Table 2.32. The Measured and Indicated Mineral Resources and Inferred Resources remained materially unchanged since December 31, 2024.

Table 2.32: Mineral Resources Comparison

(tonnes in millions)	December 31, 2025		December 31, 2024		Percent Difference
Category	Tonnes	Grade (%P2O5ap)	Tonnes	Grade (%P2O5ap)
Measured	21.3	8.6	21.1	8.6
Indicated	54.9	8.6	54.9	8.6
Measured + Indicated	76.2	8.6	76.0	8.7	—%
Inferred	180.5	9.2	180.5	9.2	—%

The comparison of the Mineral Reserves as of December 31, 2024 and December 31, 2025 can be found in Table 2.33. The Mineral Reserves have decreased in tonnage by 4% from the December 31, 2024 estimate due to mining depletion. This change is not considered a material change.

Table 2.33: Mineral Reserves Comparison

(tonnes in millions)	December 31, 2025		December 31, 2024		Percent Difference
Category	Tonnes	Grade (%P2O5ap)	Tonnes	Grade (%P2O5ap)
Proven	106.8	9.0	121.2	9.1
Probable	310.3	8.9	311.3	8.9
Proven+Probable	417.1	9.0	432.5	9.0	-4%

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

These litigation challenges remain underway. The CAFC is reviewing a challenge to DOC’s final determination in the first administrative review for Morocco; the CIT is reviewing the DOC’s second remand redetermination for the CVD investigation for Morocco, the DOC’s first remand redetermination for the first administrative review for Russia, and the DOC’s final determinations for the second administrative reviews for Morocco and Russia; and the ITC recently reaffirmed its original affirmative injury finding in a second remand redetermination, which is also being reviewed by the CIT and briefing is underway.
When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP and 28.50% for Russian producer PhosAgro. In November and December 2024 DOC announced the final results of the second administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco covering calendar year 2022. DOC calculated subsidy rates of 16.60% for OCP and 18.21% for PhosAgro. Mosaic, as well as parties that oppose the duties, have appealed the final results of DOC’s first and second administrative reviews to the CIT. Currently, DOC is conducting an administrative review for imports from Russia, covering calendar year 2023. DOC is not conducting an administrative review for Morocco for this period. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals.
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
On November 3, 2021, plaintiffs filed an amended complaint and in response, Mosaic filed a motion to dismiss that complaint with prejudice on November 15, 2021. On December 23, 2021, plaintiffs opposed that motion and Mosaic replied to that opposition on January 26, 2022. On April 6, 2022, the court heard argument on the motions to dismiss filed by Mosaic and each other co-defendant. In late March 2023, the court denied Mosaic’s motions to dismiss.
On December 22, 2025, the court heard argument on co-defendants’ motion for partial summary judgement based on their claim that the court lacked subject matter jurisdiction over the plaintiffs’ demands for injunctive relief. Under the state’s Local Action Rule, where the relief being sought would directly affect real property (here, in Polk County), the court must have territorial jurisdiction over the property in order to have the requisite subject matter jurisdiction. Because the plaintiffs seek to excavate real property in Polk County, the court concluded on February 20, 2026 it did not have jurisdiction. It granted the summary judgement motion based on the local action rule, and not on the merits of plaintiffs’ claims.
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

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal stock exchange on which our common stock is traded is The New York Stock Exchange under the symbol “MOS”.
The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	4,757,057	$29.80	13,077,090
Equity compensation plans not approved by stockholders	—	—	—
Total	4,757,057	$29.80	13,077,090
______________________________
(a)Includes grants of 334,175 stock options, 2,159,334 time-based restricted stock units and 2,263,548 total stockholder return (“TSR”) performance units settled in stock. The total does not include cash-settled TSR performance units. For purposes of the table above, the number of shares to be issued under a performance unit award reflects the maximum number of shares of our common stock that may be issued pursuant to such performance award. The actual number of shares to be issued under a TSR performance unit award will depend on the change in the market price of our common stock over a three-year vesting period. No shares will be issued if the market price of a share of our common stock at the vesting date plus dividends thereon is less than 50% of its market price on the date of grant and the maximum number will be issued only if the market price of one share of our common stock at the vesting date plus dividends thereon is at least twice its market price on the date of grant.
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
(c)Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.
Item 9C: Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the headings “Proposal No. 1–Election of Directors,” “Corporate Governance–Committees of the Board of Directors,” “Beneficial Ownership of Securities,” and “Delinquent Section 16 Reports” included in our definitive proxy statement for our 2026 annual meeting of stockholders and the information contained under “Information About our Executive Officers” in Part I, Item 1. “Business,” in this report is incorporated herein by reference.
The information under the heading “Corporate Governance - Insider Trading Policy” included in our definitive proxy statement for our 2026 annual meeting of stockholders is incorporated herein by reference. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.
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
Item 11. Executive Compensation.
The information under the headings “Director Compensation” and “Executive Compensation” included in our definitive proxy statement for our 2026 annual meeting of stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2026 annual meeting of stockholders is incorporated herein by reference. The table containing information related to equity compensation plans set forth in Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report is also incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the headings “Corporate Governance–Board Independence,” “Corporate Governance–Committees of the Board of Directors,” “Corporate Governance–Other Policies Relating to the Board of Directors–Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2026 annual meeting of stockholders is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Tampa, FL, Auditor Firm ID: 185.
The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm–Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm–Pre-approval of Independent Registered Public Accounting Firm Services” is included in our definitive proxy statement for our 2026 annual meeting of stockholders is incorporated herein by reference.

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

4.iii
Amended and Restated Credit Agreement, dated as of May 16, 2025, by and among The Mosaic Company, each other subsidiary of the Mosaic party thereto, each lender party thereto and Bank of America, National Association as administrative agent
Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated May 16, 2025 and filed on May 21, 2025

4.iv
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

4.v		Description of Registrant’s Common Stock	Exhibit 4.iii to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.iii.c.1(3)		Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective December 15, 2023	Exhibit 10.iii.c.i to Mosaic’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023

10.iii.c.2(3)	Mosaic LTI Deferral Plan, approved March 5, 2015	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated March 5, 2015 and filed on March 11, 2015(2)

10.iii.c.3(3)	Amendment to Mosaic LTI Deferral Plan, approved March 1, 2017	Exhibit 10.iii.c.4 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.c.4(3)	Mosaic LTI Deferral Plan, approved December 18, 2024	Exhibit 10.iii.c.4 to Mosaic's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2024

10.iii.d.1(3)	Form of Senior Management Severance and Change in Control Agreement effective April 1, 2023	Exhibit 10.iii.d to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2023

10.iii.d.2	Form of Non-Competition, Non-Solicitation, Non-Defamation and Confidentiality Agreement effective April 1, 2023	Exhibit 10.iii.d.2. to Mosaic’s Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2023(2)

10.iii.d.3(3)	Form of expatriate agreement dated November 1, 2019 between Mosaic and an executive officer	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated October 31, 2019 and filed on November 4, 2019

10.iii.d.4(3)	Form of expatriate agreement dated January 8, 2016, between Mosaic and an executive officer	Exhibit 10.iii.d to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2022

10.iii.e.1(3)	Agreement between Cargill and Mosaic relating to certain former Cargill employees’ participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2012(2)

10.iii.e.2(3)	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan	Exhibit 10.iii.x. to Mosaic’s Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2013(2)

10.iii.f.(3)	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to Mosaic’s Current Report on Form 8-K dated October 8, 2008, and filed on October 14, 2008(2)

10.iii.i.(3)	The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Incentive Plan”)	Appendix B to Mosaic’s Proxy Statement dated April 2, 2014(2)

10.iii.j.(3)	Form of Amendment dated August 14, 2019, to the 2014 Incentive Plan	Exhibit 10.iii.j to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.iii.k.1(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.2(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.7(3)	Form of Global Restricted Stock Unit Award Agreement (March 2023)	Exhibit 10.iii.k.1 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023

10.iii.k.8(3)	Form of Executive TSR Performance Unit Award Agreement (Stock-Settled - March 2023)	Exhibit 10.iii.k.2 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023

10.iii.k.9(3)	Form of Executive TSR Performance Unit Award Agreement (Cash-Settled - March 2023)	Exhibit 10.iii.k.3 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023

10.iii.l.1(3)	The Mosaic Company 2023 Stock and Incentive Plan	Appendix B to Mosaic’s Proxy Statement dated April 12, 2023

10.iii.l.2(3)	Form of Global Restricted Stock Unit Award Agreement under The Mosaic Company 2023 Stock and Incentive Plan approved May 24, 2023	Exhibit 10.iii.i to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2023

10.iii.l.3(3)	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2023 Stock and Incentive Plan approved December 15, 2023	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated December 15, 2023 and filed on December 20, 2023

10.iii.l.4(3)	Form of Executive TSR Stock-Settled Performance Unit Award Agreement approved March 5, 2024, under The Mosaic Company 2023 Stock and Incentive Plan	Exhibit 10.iii.i to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2024

10.iii.l.5(3)	Form of Executive TSR Cash-Settled Performance Unit Award Agreement approved March 5, 2024, under The Mosaic Company 2023 Stock and Incentive Plan	Exhibit 10.iii.ii to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2024

10.iv.a	Consent Decree dated September 30, 2015 among the United States of America, the Florida Department of Environmental Protection, Mosaic Fertilizer, LLC and The Mosaic Company(4)	Exhibit 10.1. to Mosaic’s Current Report on Form 8-K dated September 30, 2015 and filed on October 6, 2015(2)

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

Exhibit 10.v.ii to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016(2)

19	The Mosaic Company Insider Trading and Tipping Policy		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

23.2	Florida Phosphate Mining Consent of Qualified Persons	Exhibit 23.2 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

23.3	Tapira Consent of Qualified Persons	Exhibit 23.3 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

23.4	Belle Plaine Potash Facility Consent of Qualified Persons	Exhibit 23.4 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024

23.5	Esterhazy Potash Facility Consent of Qualified Persons		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

95	Mine Safety Disclosures		X

96.1	Florida Phosphate Mining Technical Report Summary	Exhibit 96.1 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

96.2	Esterhazy Potash Facility Technical Report Summary		X

96.3	Belle Plaine Potash Facility Technical Report Summary	Exhibit 96.3 to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2024

96.4	Tapira Technical Report Summary	Exhibit 96.4 to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2023

97.1	Incentive Compensation Recovery Policy	Exhibit 97.1 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

(c)	Summarized financial information of 50% or less owned persons is included in Note 9 of Notes to Consolidated Financial Statements. Financial statements and schedules are omitted as none of such persons are significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

*********************************************

(1)	Mosaic agrees to furnish supplementally to the SEC a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
(2)	SEC File No. 001-32327.
(3)	Denotes management contract or compensatory plan.
(4)	Confidential information has been omitted from this Exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.

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
Date: February 27, 2026
S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Bruce M. Bodine	Chief Executive Officer and President and Director (principal executive officer)	February 27, 2026
Bruce M. Bodine

/s/ Luciano Siani Pires	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2026
Luciano Siani Pires

/s/ Russell A. Flugel	Vice President—Controller and Chief Accounting Officer (principal accounting officer)	February 27, 2026
Russell A. Flugel

*	Chairman of the Board of Directors	February 27, 2026
Gregory L. Ebel

*	Director	February 27, 2026
Cheryl K. Beebe

*	Director	February 27, 2026
Timothy S. Gitzel

*	Director	February 27, 2026
Emery N. Koenig

*	Director	February 27, 2026
Jody L. Kuzenko

*	Director	February 27, 2026
Sonya C. Little

*	Director	February 27, 2026
David T. Seaton

*	Director	February 27, 2026
Kathleen M. Shanahan

*	Director	February 27, 2026
João Roberto Gonçalves Teixeira

*	Director	February 27, 2026
Gretchen H. Watkins

*	Director	February 27, 2026
Kelvin R. Westbrook

*By:	/s/ Philip E. Bauer

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
We are organized into the following business segments:
•Our Phosphate business segment owns and operates mines and production facilities in Florida, which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana, which produce concentrated phosphate crop nutrients for sale domestically and internationally. We have a 75% economic interest in the Miski Mayo Phosphate Mine (“Miski Mayo Mine”) in Peru. These results are consolidated in the Phosphate segment. Through December 24, 2024, the Phosphate segment included our 25% interest in the Ma’aden Wa’ad Al Shamal Phosphate Company (“MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. On December 24, 2024, we exchanged our ownership of MWSPC for shares of Saudi Arabian Mining Company (“Ma’aden”). Our equity in the net earnings or losses relating to MWSPC were recognized on a one-quarter lag in our Consolidated Statements of Earnings.
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
•Our Mosaic Fertilizantes business segment includes five phosphate rock mines and four phosphate chemical plants in Brazil. The segment also includes our distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water port and throughput warehouse terminal facility in Brazil. This segment also includes the results of Mosaic Biosciences sales in Brazil.
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives and investment in equity securities of Ma'aden, debt expenses, the results of the China and India distribution businesses and Mosaic Biosciences sales in China, India and North America are included within Corporate, Eliminations and Other. See Note 25 of the Consolidated Financial Statements in this Form 10-K for segment results.
Key Factors That Can Affect Results of Operations and Financial Condition
Our primary products, phosphate and potash crop nutrients, are, to a large extent, global commodities that are also available from a number of domestic and international competitors, and are sold by negotiated contracts or by reference to published market prices. The markets for our products are highly competitive, and the most important competitive factor for our products is delivered price. Business and economic conditions and governmental policies affecting the agricultural industry and customer sentiment are the most significant factors affecting worldwide demand for crop nutrients with the impact of demand for biofuels and batteries also playing an increasing role. The profitability of our businesses is heavily influenced by worldwide supply and demand for our products, which affects our sales prices and volumes. Our costs per tonne to produce our products are also heavily influenced by fixed costs associated with owning and operating our major facilities, significant raw material costs in our Phosphate and Mosaic Fertilizantes businesses, water treatment costs in our Phosphate business and fluctuations in currency exchange rates.

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
This section of this Form 10-K discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2024 and are incorporated by reference herein.
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
In the following table, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations
The following table shows the results of operations for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,			2025-2024		2024-2023
(in millions, except per share data)	2025	2024	2023	Change	Percent	Change	Percent
Net sales	$12,052.4	$11,122.8	$13,696.1	$929.6	8%	$(2,573.3)	(19)%
Cost of goods sold	10,150.5	9,610.9	11,485.5	539.6	6%	(1,874.6)	(16)%
Gross margin	1,901.9	1,511.9	2,210.6	390.0	26%	(698.7)	(32)%
Gross margin percentage	15.8%	13.6%	16.1%	2.2%		(2.5)%
Selling, general and administrative expenses	533.9	496.9	500.5	37.0	7%	(3.6)	(1)%
Loss (gain) on assets sold and to be sold	157.3	—	(56.5)	157.3	NM	56.5	NM
Impairment of goodwill	99.9	—	—	99.9	NM	—	NM
Other operating expenses	289.3	393.5	428.5	(104.2)	(26)%	(35.0)	(8)%
Operating earnings	821.5	621.5	1,338.1	200.0	32%	(716.6)	(54)
Interest expense, net	(187.7)	(182.8)	(129.4)	(4.9)	3%	(53.4)	41%
Foreign currency transaction gain (loss)	271.7	(685.8)	194.0	957.5	(140)%	(879.8)	NM
Gain on sale of equity investment	—	522.2	—	(522.2)	(100)%	522.2	NM
Other income (expense)	307.4	40.3	(76.8)	267.1	NM	117.1	(152)%
Earnings from consolidated companies before income taxes	1,212.9	315.4	1,325.9	897.5	NM	(1,010.5)	(76)
Provision for income taxes	639.8	186.7	177.0	453.1	NM	9.7	5
Earnings from consolidated companies	573.1	128.7	1,148.9	444.4	NM	(1,020.2)	(89)%
Equity in net earnings of nonconsolidated companies	2.3	73.3	60.3	(71.0)	(97)%	13.0	22%
Net earnings including noncontrolling interests	575.4	202.0	1,209.2	373.4	185%	(1,007.2)	(83)%
Less: Net earnings attributable to noncontrolling interests	34.7	27.1	44.3	7.6	28%	(17.2)	(39)%
Net earnings attributable to Mosaic	$540.7	$174.9	$1,164.9	$365.8	NM	$(990.0)	(85)%
Diluted net earnings per share attributable to Mosaic	$1.70	$0.55	$3.50	$1.15	NM	$(2.95)	(84)%
Diluted weighted average number of shares outstanding	318.9	320.7	333.2

Overview of the Years ended December 31, 2025 and 2024
Net earnings attributable to Mosaic for the year ended December 31, 2025 were $540.7 million, or $1.70 per diluted share, compared to $174.9 million, or $0.55 per diluted share for 2024. Gross margin for the current year increased $390.0 million from the prior year driven by higher finished good sales pricing across our segments, as discussed further below. Net income for the year ended December 31, 2025 was favorably impacted by a foreign currency transaction gain of $271.7 million, compared to a foreign currency transaction loss of $685.8 million in the prior year period and an unrealized mark-to-market gain of approximately $317.0 million on the investment in Ma’aden shares, included in other income (expense). These benefits were partially offset by a loss on assets sold and to be sold of $157.3 million and an impairment of goodwill of $99.9 million.
Significant factors that affected our results of operations and financial condition in 2025 and 2024 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Year ended December 31, 2025
In our Phosphate segment, operating earnings were $135 million for 2025 compared to $225 million in the prior year period. Current year operating results reflect lower sales volumes which were impacted by supply losses due to extended downtime as we focused on improving asset integrity, and lower demand in North America in the fourth quarter of 2025 compared to the prior year period. Phosphate operating results were also unfavorably impacted by higher raw material costs, primarily sulfur, compared to the prior year period. These impacts were partially offset by the benefit of higher average selling prices which continued the upward trend that began in the second half of 2023, reflecting strong global demand and low inventory levels. Operating results were also unfavorably impacted by higher maintenance turnaround costs and water treatment costs compared to the prior year period.
In our Potash segment, operating earnings were $638 million for 2025, compared to $605 million in the prior year period. Operating results benefited from higher average selling prices and sales volumes in the current year period. Prices and sales volumes improved due to continued strength in international demand. Sales volumes also benefitted due to our recovery from production challenges and supply chain delays experienced in the prior year. Current year operating results were unfavorably impacted by a loss on assets held for sale related to the Carlsbad, New Mexico facility.
In our Mosaic Fertilizantes segment, operating earnings were $277 million for 2025 compared to $238 million in the prior year period. Operating results reflected higher average selling prices compared to the prior year period benefiting from a favorable global pricing environment that was driven by healthy demand and tight supply. This benefit was partially offset by the impact of higher costs of purchased products for resale. We saw a slight decrease in sales volumes compared to the prior year which was driven by grower caution and increased credit constraints in Brazil. Operating earnings were stronger in the first three quarters of 2025 compared to the prior year but declined in the fourth quarter due to lower volumes. Sales volumes were negatively impacted by challenging credit conditions for customers, weaker margins, in part due to higher sulfur raw material cost and higher turnaround and idle costs due to downtime. Due to the increase in sulfur costs seen in the fourth quarter of 2025, we temporarily idled production at our Fospar and Araxa facilities in Brazil. Operating results in 2025 were also impacted by a gain on the sale of the Patos de Minas mine and a loss on the sale of the Taquari mine.
Corporate, Eliminations and Other had an operating loss of $(229) million for 2025 compared to a loss of $(446) million in the prior year. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives and debt expenses.
In addition to the items mentioned above:
•In October 2025, we completed the sale of our idled Patos de Minas phosphate mining unit in Brazil for $111 million, with $51 million paid at closing and the balance of the purchase price to be paid in installments over the next four years. The sale resulted in a gain of $94 million.
•In November 2025, we completed the sale of our interest in the Taquari potash mine in Brazil for proceeds of up to $27 million, with $12 million received at closing and an additional $10 million due in one year. The remaining $5 million is contingent upon future potash pricing benchmarks. We recorded an impairment loss of approximately $66 million related to the sale.

•In November 2025, we completed a $900 million public bond offering, consisting of $500 million aggregate principal amount of 4.350% senior notes due 2029 and $400 million aggregate principal amount of 4.600% senior notes due 2030.
•In December 2025, we entered into an agreement to sell our Carlsbad, New Mexico potash mine for approximately $30 million. The transaction includes initial proceeds of $20 million at closing and deferred consideration of $10 million, payable in three equal installments beginning in 2029. The sale is expected to be completed in the first half of 2026. As of December 31, 2025, the assets and liabilities are considered held for sale and we recorded an impairment loss of approximately $185 million.
Year ended December 31, 2024:
For the year ended December 31, 2024, operating results were driven by lower finished good sales pricing in our Potash and Mosaic Fertilizantes segments and lower sales volumes across our segments as discussed further below. Net earnings were unfavorably impacted by a foreign currency translation loss and benefited from a gain on sale of the equity investment in MWSPC.
In our Phosphate segment, operating results for 2024 were unfavorable compared to the prior year due to lower finished goods sales volumes partially offset by higher average selling prices. Sales volumes were unfavorably impacted by planned maintenance and turnaround activity at our sites as well as impacts from hurricanes in Florida in the second half of the year. Phosphate operating results were also unfavorably impacted by increased product costs due to our sales volumes including a larger proportion of purchased tonnes than in the prior year. We increased our purchases in 2024 to offset lost production in the first quarter from a fire at our Riverview, Florida facility. Average selling prices for 2024 were favorable versus the prior year as prices continued trending upwards since the third quarter of 2023, driven by strong demand in North America. Operating results also benefited from lower raw material costs, primarily sulfur, compared to the prior year period.
In our Potash segment, operating results for 2024 were unfavorably impacted by lower global average selling prices, resulting from improved global supply. Operating results were also unfavorably impacted by lower sales volumes in the second half of the year resulting from production challenges in the third quarter due to electrical issues at two of our mines and supply chain delays caused by a port strike in Vancouver, Canada.
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
Corporate, Eliminations and Other had an operating loss of $(446) million in 2024 compared to a loss of $(264) million in the prior year. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives and debt expenses.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Years Ended December 31,			2025-2024		2024-2023
(in millions, except price per tonne or unit)	2025	2024	2023	Change	Percent	Change	Percent
Net sales:
North America	$3,933.9	$3,772.9	$3,749.8	$161.0	4%	$23.1	1%
International	642.6	745.9	974.5	(103.3)	(14)%	(228.6)	(23)%
Total	4,576.5	4,518.8	4,724.3	57.7	1%	(205.5)	(4)%
Cost of goods sold	4,139.2	3,924.8	4,022.2	214.4	5%	(97.4)	(2)%
Gross margin	$437.3	$594.0	$702.1	$(156.7)	(26)%	$(108.1)	(15)
Gross margin as a percentage of net sales	9.6%	13.1%	14.9%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	2,935	3,133	3,625	(198)	(6)%	(492)	(14)%
Performance and Other(b)	3,010	3,304	3,366	(294)	(9)%	(62)	(2)%
Total finished product tonnes	5,945	6,437	6,991	(492)	(8)%	(554)	(8)%
Rock(c)	1,760	1,795	1,622	(35)	(2)%	173	11%
Total Phosphate Segment Tonnes(a)	7,705	8,232	8,613	(527)	(6)%	(381)	(4)%
Realized prices ($/tonne)
Average finished product selling price (destination)(d)	$667	$589	$566	$78	13%	$23	4%
DAP selling price (fob mine)	$670	$585	$573	$85	15%	$12	2%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$468	$435	$426	$33	8%	$9	2%
Sulfur (long ton)	$237	$132	$181	$105	80%	$(49)	(27)%
Blended rock (metric tonne)	$80	$85	$75	$(5)	(6)%	$10	13%
Production volume (in thousands of metric tonnes) - North America	6,272	6,290	6,568	(18)	—%	(278)	(4)%

(a)    Includes intersegment sales volumes.
(b)    Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c)    Sales volumes of rock are presented on a wet tonne basis based on average moisture levels of 3.5% to 4.5% as it exits the drying process and is prepared for shipping.
(d)     Excludes sales revenue and tonnes associated with rock sales.
Year Ended December 31, 2025 compared to Year Ended December 31, 2024
The Phosphate segment’s net sales were $4.6 billion for the year ended December 31, 2025, compared to $4.5 billion for the same period a year ago. The increase in net sales was driven by higher average finished product selling prices, which favorably impacted net sales by approximately $450 million. This benefit was partially offset by lower finished goods sales volumes, which resulted in an unfavorable impact of approximately $280 million. Additionally, lower rock sales had an unfavorable impact of approximately $50 million and lower freight and other product revenue had an unfavorable impact of approximately $60 million compared to the prior year period.
Our average finished product selling price increased 13%, to $667 per tonne for the year ended December 31, 2025, compared to $589 per tonne for the same period a year ago, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased to 5.9 million tonnes for the year ended December 31, 2025, compared to 6.4 million tonnes in 2024, due to the factors discussed in the Overview.
Gross margin for the Phosphate segment decreased to $437.3 million in the current year compared with $594.0 million for the prior year. The decrease was primarily driven by unfavorable cost impacts, including approximately $285 million from higher sulfur and ammonia input costs, and approximately $140 million from higher conversion costs, compared to the prior year period. Higher expenses, resulting from maintenance turnarounds and initiatives to enhance asset integrity, further reduced gross margin by approximately $60 million. Gross margin was also unfavorably impacted by higher water treatment costs of approximately $70 million, higher plant-related costs of approximately $30 million, higher demurrage and port costs of approximately $30 million and higher land reclamation costs of approximately $10 million. In addition, lower finished goods and rock sales volumes unfavorably impacted gross margin by approximately $45 million. These impacts were partially offset by favorable impacts from higher finished goods selling prices of approximately $450 million and lower blended rock costs of approximately $65 million.
Our average consumed price for ammonia in our North American operations increased to $468 per tonne in 2025 from $435 a year ago. The average consumed price for sulfur for our North American operations increased to $237 per long ton for the year ended December 31, 2025, from $132 in the prior year period. The purchase price of these raw materials is driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced rock decreased to $80 per tonne in the current year, from $85 a year ago. For the year ended December 31, 2025, our North American phosphate rock production increased to 9.5 million tonnes from 9.0 million tonnes in the prior year.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients remained materially unchanged at 6.3 million tonnes for both the current and prior year periods. For the year ended December 31, 2025, our operating rate for processed phosphate production was 63%, compared to 64% in the same period of the prior year.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Years Ended December 31,			2025-2024		2024-2023
(in millions, except price per tonne or unit)	2025	2024	2023	Change	Percent	Change	Percent
Net sales:
North America	$1,370.1	$1,452.3	$1,899.9	$(82.2)	(6)%	$(447.6)	(24)%
International	1,291.6	936.4	1,333.7	355.2	38%	(397.3)	(30)%
Total	2,661.7	2,388.7	3,233.6	273.0	11%	(844.9)	(26)%
Cost of goods sold	1,791.7	1,745.5	2,018.6	46.2	3%	(273.1)	(14)%
Gross margin	$870.0	$643.2	$1,215.0	$226.8	35%	$(571.8)	(47)%
Gross margin as a percentage of net sales	32.7%	26.9%	37.6%
Sales volume(a) (in thousands of metric tonnes)
MOP	8,262	7,879	7,969	383	5%	(90)	(1)%
Performance and Other(b)	706	865	901	(159)	(18)%	(36)	(4)%
Total Potash Segment Tonnes	8,968	8,744	8,870	224	3%	(126)	(1)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$266	$236	$323	$30	13%	$(87)	(27)%
MOP selling price (fob mine)	$255	$222	$308	$33	15%	$(86)	(28)%
Production volume (in thousands of metric tonnes)	8,797	8,798	8,246	(1)	—%	552	7%

(a)     Includes intersegment sales volumes.
(b)    Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.
Year Ended December 31, 2025 compared to Year Ended December 31, 2024
The Potash segment’s net sales increased to $2.7 billion for the year ended December 31, 2025, compared to $2.4 billion in the prior year. The increase was due to higher average selling prices and sales volumes, which favorably impacted net sales by approximately $265 million and $50 million, respectively, compared to the prior year period. This was partially offset by an approximate $45 million reduction in freight revenue, reflecting lower freight rates and lower domestic sales volumes in the current year period.
Our average finished product selling price was $266 per tonne for the year ended December 31, 2025, an increase of $30 per tonne compared with the prior year period, due to the factor discussed in the Overview.
The Potash segment’s sales volumes increased to 9.0 million tonnes for the year ended December 31, 2025, compared to 8.7 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $870.0 million in the current year, from $643.2 million in the prior year period. The increase was primarily driven by favorable finished goods pricing, which contributed approximately $265 million, and higher sales volumes, which contributed approximately $20 million, compared to the prior year period. This was partially offset by higher Canadian resource taxes and royalty expenses of approximately $43 million, as discussed below, and higher conversion costs of approximately $25 million, compared to the prior year period.
We incurred $272.8 million of Canadian resource taxes for the year ended December 31, 2025 compared to $232.2 million in the prior year. Canadian royalty expense also increased to $42.8 million for the year ended December 31, 2025 from $40.5 million in the prior year. The fluctuations in Canadian resource taxes and royalties are a result of increases in our sales revenue and margins in the current year period compared to the prior year.
For the year ended December 31, 2025, potash production remained unchanged at 8.8 million tonnes, compared to the prior year period, resulting in an operating rate of 76% for 2025, compared to 77% for 2024.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Years Ended December 31,			2025-2024		2024-2023
(in millions, except price per tonne or unit)	2025	2024	2023	Change	Percent	Change	Percent
Net Sales	$4,847.3	$4,422.3	$5,684.7	$425.0	10%	$(1,262.4)	(22)%
Cost of goods sold	4,355.3	4,015.7	5,473.1	339.6	8%	(1,457.4)	(27)%
Gross margin	$492.0	$406.6	$211.6	$85.4	21%	$195.0	92%
Gross margin as a percent of net sales	10.1%	9.2%	3.7%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	1,204	1,701	2,235	(497)	(29)%	(534)	(24)%
Potash produced in Brazil	166	201	195	(35)	(17)%	6	3%
Purchased nutrients	7,587	7,128	7,253	459	6%	(125)	(2)%
Total Mosaic Fertilizantes Segment Tonnes	8,957	9,030	9,683	(73)	(1)%	(653)	(7)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$488	$440	$543	$48	11%	$(103)	(19)%
Brazil MAP price (delivered price to third party)	$714	$605	$597	$109	18%	$8	1%
Purchases (’000 tonnes)
DAP/MAP from Mosaic	133	195	341	(62)	(32)%	(146)	(43)%
MicroEssentials® from Mosaic	883	989	1,019	(106)	(11)%	(30)	(3)%
Potash from Mosaic/Canpotex	2,019	2,195	2,067	(176)	(8)%	128	6%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$624	$627	$807	$(3)	—%	$(180)	(22)%
Sulfur (long ton)	$296	$173	$232	$123	71%	$(59)	(25)%
Blended rock (metric tonne)	$97	$109	$122	$(12)	(11)%	$(13)	(11)%
Production volume (in thousands of metric tonnes)	3,488	3,501	3,457	(13)	—%	44	1%

Year Ended December 31, 2025 compared to Year Ended December 31, 2024
The Mosaic Fertilizantes segment’s net sales increased to $4.8 billion for the year ended December 31, 2025, from $4.4 billion for 2024. The increase in net sales was driven by approximately $420 million of higher finished product sales prices, partially offset by lower finished good sales volumes, which unfavorably impacted net sales by approximately $25 million. Additionally, both higher sales prices and volumes of other products, primarily gypsum, contributed positively, adding approximately $30 million to net sales.
The overall average finished product selling price increased $48 per tonne, to $488 per tonne for 2025, due to the factors discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volume remained materially unchanged at 9.0 million tonnes for the year ended December 31, 2025, compared to the prior year period.
Gross margin for the Mosaic Fertilizantes segment increased to $492.0 million for the year ended December 31, 2025, from $406.6 million in the prior year. This increase was primarily driven by higher average selling prices of approximately $420 million during the current year period. This benefit was partially offset by approximately $280 million of higher production costs, primarily in our distribution operations, along with a decrease in sales volumes, which reduced gross margin by approximately $80 million, higher turnaround and idle costs of approximately $35 million and higher freight expenses of approximately $20 million. Additionally, foreign currency changes positively impacted gross margin by approximately $80 million in the current year period. Although gross margin increased from the prior year, our margin declined in the fourth quarter of 2025, in part due to higher sulfur raw material cost and higher turnaround and idle costs due to downtime. In December 2025, we temporarily idled our Fospar and Araxa facilities due to the high sulfur costs.
The average consumed price for ammonia for our Brazilian operations was $624 per tonne for the year ended December 31, 2025, compared to $627 per tonne in the prior year. The average consumed sulfur price for our Brazilian operations was $296 per long tonne for the year ended December 31, 2025, compared to $173 in the prior year. The purchase prices of these raw materials are driven by global supply and demand, and include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients remained materially unchanged from the prior year period at 3.5 million tonnes. For the years ended December 31, 2025 and 2024 our phosphate operating rate was 78%.
Our Brazilian phosphate rock production increased to 4.2 million tonnes for the year ended December 31, 2025 compared to 3.9 million for the prior year period.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 25 of our Notes to Consolidated Financial Statements. The Corporate, Eliminations and Other category includes intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives and the investment in equity securities of Ma’aden, debt expenses, corporate functional costs, the results of the China and India distribution businesses and Mosaic Biosciences sales in China, India and North America.
Gross margin for Corporate, Eliminations and Other was a gain of $102.6 million for the year ended December 31, 2025, compared to a loss of $131.9 million in the same period a year ago. Gross margin was favorably impacted by a $84.7 million net unrealized gain on derivatives in the current year period, primarily foreign currency derivatives, compared to an unrealized loss of $101 million in the prior year period. Distribution operations in India and China had revenues and gross margin of $640.0 million and $88.0 million, respectively, for the year ended December 31, 2025, compared to revenues and gross margin of $519.6 million and $39.7 million, respectively, for the year ended December 31, 2024. China and India gross margin was favorably impacted by higher selling prices, partially offset by the impact of higher product costs in the current year period compared to the prior year.
Other Income Statement Items

	Years Ended December 31,			2025-2024		2024-2023
(in millions)	2025	2024	2023	Change	Percent	Change	Percent
Selling, general and administrative expenses	$533.9	$496.9	$500.5	$37.0	7%	$(3.6)	(1)%
Impairment of goodwill	99.9	—	—	99.9	NM	—	NM
Loss (gain) on assets sold and to be sold	157.3	—	(56.5)	157.3	NM	56.5	(100)%
Other operating expenses	289.3	393.5	428.5	(104.2)	(26)%	(35.0)	(8)%
Interest (expense)	(241.5)	(230.0)	(189.0)	(11.5)	5%	(41.0)	22%
Interest income	53.8	47.2	59.6	6.6	14%	(12.4)	(21)%
Interest expense, net	(187.7)	(182.8)	(129.4)	(4.9)	3%	(53.4)	41%
Foreign currency transaction gain (loss)	271.7	(685.8)	194.0	957.5	(140)%	(879.8)	NM
Gain on sale of equity investment	—	522.2	—	(522.2)	(100)%	522.2	NM
Other income (expense)	307.4	40.3	(76.8)	267.1	NM	117.1	NM
Provision for income taxes	639.8	186.7	177.0	453.1	NM	9.7	5
Equity in net earnings of nonconsolidated companies	2.3	73.3	60.3	(71.0)	(97)%	13.0	22%

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $533.9 million for the year ended December 31, 2025, compared to $496.9 million for the same period a year ago. The increase was primarily due to approximately $13 million in higher employee benefit costs and approximately $13 million in higher stock-based compensation compared to the prior year period, which reflected a benefit from a decline in the company’s stock price. Additionally, we had approximately $12 million of higher amortization related to cloud computing arrangements compared to the prior year period.
Loss (Gain) on Assets Sold and to be Sold
In December 2025, we entered into an agreement to sell our Carlsbad, New Mexico potash mine. As of December 31, 2025, the assets and liabilities are considered held for sale and we recorded an impairment loss of approximately 185.0 million. In 2025, we also completed the sale of our interest in the Taquari potash mine in Brazil, which resulted in a loss of approximately $66 million. These losses were partially offset by a gain of approximately $94 million related to the completion of the sale of our idled Patos de Minas phosphate mining unit in Brazil. See further discussion in Note 26 of our Notes to Consolidated Financial Statements.
Impairment of Goodwill
In 2025, we recognized a goodwill impairment charge of $96.3 million in our Mosaic Fertilizantes reporting unit. We determined that its carrying value exceeded its estimated fair value due to a reduction in our long-term forecast based on recent market forecasts. We also recorded an impairment of $3.6 million in our Potash reporting unit related to the anticipated sale and classification of our Carlsbad, New Mexico mine as held for sale as of December 31, 2025. See further discussion in Note 10 of our Notes to Consolidated Financial Statements.
Other Operating Expenses
Other operating expenses were $289.3 million for the year ended December 31, 2025, compared to $393.5 million for the prior year period. Other operating expenses typically relate to five major categories: (1) AROs, (2) environmental and legal reserves, (3) idle facility costs, (4) insurance reimbursements, and (5) gain/loss on sale or disposal of fixed assets. The change from the prior year was primarily due to lower environmental reserves in our Phosphate segment of approximately $33 million and lower asset retirement obligations (“AROs”) net present value adjustments of approximately $29 million. The prior year included approximately $43 million related to an arbitration reserve for Miski Mayo.
Interest Expense, Net
Net interest expense increased to $187.7 million for the year ended December 31, 2025, compared to $182.8 million in 2024. The increase was primarily due to higher debt levels in the current year period.
Foreign Currency Transaction Gain (Loss)
In 2025, we recorded a foreign currency transaction gain of $271.7 million, compared to a loss of $685.8 million in 2024. The gain was the result of the effect of the weakening of the U.S. dollar relative to the Brazilian real on intercompany loans and U.S. dollar-denominated payables held by our Brazilian subsidiaries and the impact of the U.S. dollar relative to the Canadian dollar on intercompany loans. Our reported foreign currency gains and losses are often non-cash in nature because they are related to intercompany transactions.
Other Income (Expense)
For the year ended December 31, 2025, we had other income of $307.4 million, compared to expense of $40.3 million in the prior year. The significant increase from the prior year is primarily due to an unrealized gain of approximately $317 million related to our investment in shares of Ma’aden being marked to market at year-end, compared to an unrealized gain of approximately $28 million in the prior year period.

Provision for Income Taxes

	Effective Tax Rate	Provision for Income Taxes
Year Ended December 31, 2025	52.7%	$639.8
Year Ended December 31, 2024	59.2%	186.7
Year Ended December 31, 2023	13.3%	177.0
For all years, our income tax is impacted by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
For the year ended December 31, 2025, tax expense specific to the period included a net expense of $189.3 million. The net expense relates to the following: $212.1 million primarily related to changes to valuation allowances in Brazil, $6.4 million related to share-based excess benefit, $23.3 million related to adjustments to accrued foreign tax credits, and $4.0 million related to other miscellaneous expenses. The tax expenses are partially offset by a net tax benefit related to the tax effects of one-time notable items booked as discrete of $54.2 million, and the true-up of estimates from our U.S. and non-U.S. tax return provisions of $2.3 million.
On July 4, 2025, the U.S. enacted budget reconciliation package H.R. 1 otherwise known as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes a broad range of tax law changes, including the permanent extension of certain expired or expiring provisions of the Tax Cuts and Jobs Act and changes to certain other U.S. tax provisions. The legislation has multiple effective dates, with provisions effective beginning in 2025 and 2026. The Company reflected the impact of the enacted provisions in its financial statements beginning in the third quarter, and there is no material change to our effective income tax rate for 2025.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to provide more disaggregation of income tax disclosures mainly related to the reconciliations of the income tax rate and income taxes paid by jurisdiction. We adopted this standard for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. While adoption of this standard resulted in enhanced disclosures, it did not have any impact to our results of operations, cash flows or financial condition. See further discussion in Note 13 of our Notes to Consolidated Financial Statements.
Equity in Net Earnings of Nonconsolidated Companies
For the year ended December 31, 2025, we had a gain from equity in net earnings of nonconsolidated companies of $2.3 million, net of tax, compared to a gain of $73.3 million, net of tax, for the prior year. Prior year results were primarily related to the operations of MWSPC.
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
Recoverability of Goodwill
Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. The carrying value of goodwill in our reporting units is tested annually as of October 31 for possible impairment. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual strategic and long range planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums, including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends and specific plans in place. These estimates are impacted by various factors, including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. As of October 31, 2025, the date of our annual impairment testing, the Company concluded that the carrying value of the Mosaic Fertilizantes reporting unit exceeded its estimated fair value due to a combination of an increase in carrying value and a reduction in our long-term forecast. Therefore, we recorded a goodwill impairment charge of $96.3 million, representing the amount by which the carrying value exceeded the Mosaic Fertilizantes fair value. Based on our quantitative analysis, we determined that our Potash and Corporate, Eliminations and Other, reporting units were in substantial excess of their respective carrying values and the goodwill for those units was not impaired.
See Note 10 of our Notes to Consolidated Financial Statements for additional information regarding the goodwill impairment analysis, including the methodologies and assumptions used in estimating the fair values of our reporting units. As of December 31, 2025, we had $1.0 billion of goodwill.
Environmental Liabilities and Asset Retirement Obligations
We record accrued liabilities for various environmental and reclamation matters, including the demolition of former operating facilities, and AROs.
Contingent environmental liabilities are described in Note 23 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes and the effects of potential indemnification, as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Estimating the ultimate settlement of environmental matters requires us to develop complex and interrelated assumptions based on experience with similar matters, our history, precedents, evidence and facts specific to each matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2025 and 2024, we had accrued $192.2 million and $197.5 million, respectively, for environmental matters.
As indicated in Note 14 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities in North America generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. In addition, we regularly perform post-mining evaluations to ensure we have established a sufficient liability to meet permitting requirements. As of December 31, 2025 and 2024, $2.6 billion was accrued for AROs (including both current and noncurrent amounts) in North and South America. In August 2016, Mosaic deposited $630 million into two trust funds as financial assurance to support certain estimated future AROs. See Note 14 of our Notes to Consolidated Financial Statements for additional information regarding the Environmental Protection Agency (“EPA”) RCRA Initiative.
Income Taxes
We make estimates for income taxes in three major areas: valuation allowances, uncertain tax positions, and U.S. deferred income taxes on our non-U.S. subsidiaries’ undistributed earnings.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets, specifically the evaluation of net operating loss carryforwards and foreign tax credit carryforwards, is dependent on generating certain types of future taxable income, using both historical and projected future operating results, the source of future income, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of December 31, 2025 and 2024, we had a valuation allowance of $1.9 billion and $1.5 billion, respectively. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, resolution of matters under tax audit and foreign currency exchange rates could result in adjustment to these allowances.
Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $1.4 billion as of December 31, 2025.
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
We have a target liquidity buffer of up to $3.0 billion, including cash and available credit facilities. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to stockholders, including paying our dividend. During 2025 we returned capital to our stockholders by paying dividends of $280.4 million.
As of December 31, 2025, we had cash and cash equivalents of $276.6 million, marketable securities held in trusts to fund future obligations of $743.3 million, long-term debt including current maturities of $4.3 billion, short-term debt of $759.9 million and stockholders’ equity of $12.2 billion. In addition, we had $480.1 million of commercial arrangements for certain customer purchases in Brazil through structured payable arrangements, as discussed in Note 11 of our Notes to Consolidated Financial Statements.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of December 31, 2025. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing funds held by non-U.S. subsidiaries back to the U.S., aside from withholding taxes.

Sources and Uses of Cash
As of December 31, 2025, we had cash and cash equivalents and restricted cash of $276.6 million. Funds generated by operating activities, available cash and cash equivalents and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings, either under our revolving credit facility or through long-term borrowings, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments for the next twelve months and the foreseeable future. We expect our capital expenditures to be approximately $1.5 billion in 2026. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At December 31, 2025, we had $2.5 billion available under our $2.5 billion revolving credit facility. See Note 11 of our Notes to Consolidated Financial Statements for additional information relating to our financing arrangements, which is hereby incorporated by reference.
We have certain contractual obligations that require us to make cash payments on a scheduled basis. These include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations and funding requirements of pension and postretirement obligations. Our long-term debt has maturities ranging from one year to 18 years. Unconditional purchase obligations are our largest contractual cash obligations. These include obligations for contracts to purchase raw materials such as sulfur, ammonia, phosphate rock and natural gas, obligations to purchase raw materials for our international distribution activities and maintenance and services. Other large cash obligations are our AROs and other environmental obligations, primarily related to our Phosphate and Mosaic Fertilizantes segments. We expect to fund our AROs and other environmental obligations, purchase obligations, long-term debt and capital expenditures with a combination of operating cash flows, cash and cash equivalents and borrowings.
The following is a summary of our material contractual cash obligations as of December 31, 2025:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$4,294.0	$43.1	$1,302.6	$973.4	$1,974.9
Estimated interest payments on long-term debt(b)	1,604.0	220.0	387.0	253.1	743.9
Operating leases	225.6	59.6	79.0	40.5	46.5
Purchase commitments(c)	8,611.9	4,887.8	3,014.9	684.4	24.8
Pension and postretirement liabilities(d)	136.5	4.2	21.8	26.0	84.5
Total contractual cash obligations	$14,872.0	$5,214.7	$4,805.3	$1,977.4	$2,874.6
______________________________
(a)Long-term debt primarily consists of unsecured notes, finance leases, unsecured debentures and secured notes.
(b)Based on interest rates and debt balances as of December 31, 2025.
(c)Based on prevailing market prices as of December 31, 2025. For additional information related to our purchase commitments, see Note 22 of our Notes to Consolidated Financial Statements.
(d)The 2026 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments. The above amounts include our North America and Brazil plans.
See Off-Balance Sheet Arrangements and Obligations below for more information on other environmental obligations.
Summary of Cash Flows
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for calendar years 2025, 2024 and 2023:

	Years Ended December 31,
(in millions)				2025-2024		2024-2023
Cash Flow	2025	2024	2023	Change	Percent	Change	Percent
Net cash provided by operating activities	$824.8	$1,299.2	$2,407.2	$(474.4)	(37)%	$(1,108.0)	(46)%
Net cash used in investing activities	(1,309.5)	(1,261.0)	(1,317.2)	(48.5)	(4)%	56.2	4%
Net cash provided by (used in) financing activities	452.0	(131.9)	(1,480.5)	583.9	443%	1,348.6	91%
Operating Activities
In 2025, net cash flow from operating activities provided us with a significant source of liquidity. For the year ended December 31, 2025, net cash provided by operating activities was $0.8 billion, compared to $1.3 billion in the prior year. Our results of operations, after non-cash adjustments to net earnings, contributed $1.8 billion to cash flows from operating activities during 2025, compared to $1.3 billion during 2024. During 2025, we had a unfavorable change in assets and liabilities of $1.0 billion, compared to a favorable change of $21.1 million in 2024.
The change in assets and liabilities for the year ended December 31, 2025, was primarily driven by unfavorable changes in inventories of $761.5 million and in accounts payable and accrued liabilities of $359.6 million. These changes were partially offset by favorable changes in accounts receivable of $75.7 million and other noncurrent liabilities of $76.0 million. The change in inventories was driven primarily by an increase in inventory levels primarily in Phosphate and Brazil due to slow market demand in the fourth quarter of 2025 and higher raw material prices across our segments in the current year. The decrease in accounts payable and accrued liabilities were primarily driven by the timing of taxes and other payments. The decrease in accounts receivable was primarily driven by lower sales at the end of 2025 compared to 2024. The increase in other noncurrent liabilities was primarily related to increases in ARO obligations and environmental reserves in the current year.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was comparable to the same period a year ago at $1.3 billion, primarily driven by capital expenditures of $1.36 billion partially offset by proceeds from the sale of assets of $79.0 million in 2025.
Financing Activities
Net cash provided by financing activities was $452.0 million for the year ended December 31, 2025, compared to net cash used in financing activities of $131.9 million in the prior year. In 2025,we received net proceeds on long-term debt of $831.3 million primarily due to new senior notes of $900 million issued in November 2025. We also received net proceeds of $100.7 million under our inventory financing arrangement and had net proceeds on structured accounts payable of $55.7 million in 2025. This was partially offset by dividend payments of $300.6 million and net payments from short-term borrowings of $188.8 million.
Debt Instruments, Guarantees and Related Covenants
See Note 11 and Note 16 of our Notes to Consolidated Financial Statements for additional information relating to our financing arrangements and fair value measurements, which is hereby incorporated by reference.
Financial Assurance Requirements
In addition to various operational and environmental regulations primarily related to our Phosphate segment, we incur liabilities for reclamation activities under which we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations and Note 22 of our Notes to Consolidated Financial Statements for additional information about these requirements, which is hereby incorporated by reference.

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
Other Commercial Commitments
The following is a summary of our other commercial commitments as of December 31, 2025:

		Commitment Expiration by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$64.6	$64.6	$—	$—	$—
Surety bonds	829.9	829.9	—	—	—
Total	$894.5	$894.5	$—	$—	$—
The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We issue letters of credit through our revolving credit facility and bilateral agreements. As of December 31, 2025, we had no outstanding letters of credit through our credit facility and $64.6 million outstanding through bilateral agreements. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack” or “Gypstacks”) closure in our Florida and Louisiana operations where, for permitting purposes, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. As of December 31, 2025, we had $428.2 million in surety bonds and a $50 million letter of credit included in the total amount above. These bonds and letters of credit are outstanding for reclamation obligations, primarily related to mining in Florida. We also have a surety bond of $337.6 million with the EPA which was delivered as a substitute for the financial assurance provided through a trust (the “Plant City Trust”). The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.
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
Currently, state financial assurance requirements in Florida and Louisiana for the closure and post-closure care of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs of Gypstacks, the undiscounted value of our North America Gypstacks is approximately $3.1 billion. The value of the AROs for closure and post-closure care of our North America Gypstacks, discounted to the present value, based on a credit-adjusted, risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $1.5 billion as of December 31, 2025. Compliance with the financial assurance requirements in Florida and Louisiana is generally based on the undiscounted Gypstack closure estimates.
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
As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to the estimated costs (“Gypstack Closure Costs”) at both the Plant City Facility and the Bonnie Facility. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One was initially the Plant City Trust established to meet the requirements under a consent decree with EPA and the FDEP with respect to U.S. Resource Conservation and Recovery Act (“RCRA”) compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond delivered to EPA (the “Plant City Bond”). The amount of the Plant City Bond is $337.6 million at December 31, 2025, which reflects our closure cost estimates at that date. The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. On July 27, 2018, we received $21.0 million from the Bonnie Facility Trust by substituting the trust fund for the Bonnie Financial Test supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.

Other Long-Term Obligations
The following is a summary of our other long-term obligations, including Gypstacks and land reclamation, as of December 31, 2025:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO(a)	$4,661.6	$282.3	$387.5	$325.5	$3,666.3
______________________________
(a)Represents the undiscounted estimated cash outflows required to settle the AROs. For the Potash segment, this excludes the subsequent years of tailings area management for activities such as dissolution and reclamation of land, which are estimated to require an additional 160 to 375 years until completion. The corresponding present value of all future expenditures is $2.6 billion as of December 31, 2025 and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.
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
Income Tax Obligations
Gross uncertain tax positions as of December 31, 2025 of $1.4 billion are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 13 of our Notes to Consolidated Financial Statements.
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
The functional currency of several of our Canadian entities is the Canadian dollar. For those entities, sales are primarily denominated in U.S. dollars, but the costs are paid principally in Canadian dollars. In July 2025, we discontinued hedging Canadian dollar transactions. As of December 31, 2025, we continue to have open hedges remaining from the previous hedging program when we hedged cash flows on a declining basis, over 12 months. A stronger Canadian dollar generally reduces these entities’ operating earnings. A weaker Canadian dollar has the opposite effect. Depending on the underlying exposure, such derivatives can create additional earnings volatility because we do not apply hedge accounting. Gains or losses on these derivative contracts, both for open contracts at quarter-end (unrealized) and settled contracts (realized), are recorded in either cost of goods sold or foreign currency transaction gain (loss).
The functional currency of our Brazilian subsidiaries is the Brazilian real. We finance our Brazilian inventory purchases with U.S. dollar-denominated liabilities. We hedge the net Brazilian real exposure of our inventory production activities for up to four months, covering the operational cycle of the business. A strengthening of the Brazilian real relative to the U.S. dollar has the impact of reducing these liabilities on a functional-currency basis. When this occurs, the related foreign currency transaction gain is recorded as non-operating income. A weakening of the Brazilian real generally has the opposite effect.
As discussed above, we have Canadian dollar, Brazilian real and other foreign currency exchange contracts. As of December 31, 2025 and 2024, the fair value of our major foreign currency exchange contracts was an asset of $1.0 million and a liability of $82.6 million, respectively. We recorded an unrealized gain of $83.4 million in cost of goods sold and recorded an unrealized loss of $4.2 million in foreign currency transaction gain (loss) in the Consolidated Statements of Earnings for 2025.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of December 31, 2025				As of December 31, 2024
	Expected Maturity Date Years ending December 31,			Fair Value	Expected Maturity Date Years ending December 31,			Fair Value
(in millions)	2026	2027	2028		2025	2026	2027
Foreign Currency Exchange Forwards
Canadian Dollar				$2.4				$(32.6)
Notional (million US$) - short Canadian dollars	$—	$—	$—		$51.6	$—	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	—	—	—		1.3771	—	—
Notional (million US$) - long Canadian dollars	$181.1	$—	$—		$638.3	$—	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3859	—	—		1.3504	—	—
Indian Rupee				$0.5				$—
Notional (million US$) - short Indian rupee	$42.0	$—	$—		$2.0	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	89.0340	—	—		84.0382	—	—
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(1.4)				$(51.2)
Notional (million US$) - long Brazilian real	$95.0	$—	$—		$563.4	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.6132	—	—		5.8279	—	—
Indian Rupee				$—				$1.1
Notional (million US$) - short Indian rupee	$28.8	$—	$—		$89.1	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	90.1810	—	—		84.7720	—	—
China Renminbi				$(0.5)				$0.1
Notional (million US$) - short China renminbi	$86.4	$—	$—		$33.0	$—	$—
Weighted Average Rate - China renminbi to U.S. dollar	7.0585	—	—		7.1923	—	—
Total Fair Value				$1.0				$(82.6)
Commodities
We use forward purchase contracts, swaps and occasionally three-way collars to reduce the risk related to significant price changes in our inputs and product prices.
All gains and losses on commodities contracts are recorded in cost of goods sold in the Consolidated Statements of Earnings.
As of December 31, 2025 and 2024, the fair value of our major commodities contracts was ($0.4) million and ($1.8) million, respectively. We recorded an unrealized gain of $1.3 million in cost of goods sold in the Consolidated Statements of Earnings for 2025.
Our primary commodities exposure relates to price changes in natural gas.

The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of December 31, 2025				As of December 31, 2024
	Expected Maturity Date Years ending December 31,			Fair Value	Expected Maturity Date Years ending December 31,			Fair Value
(in millions)	2026	2027	2028		2025	2026	2027
Natural Gas Swaps				$(0.4)				$(1.8)
Notional (million MMBTU) - long	0.9	—	—		2.5	—	—
Weighted Average Rate (US$/MM BTU)	$2.53	$—	$—		$2.73	$—	$—
Total Fair Value				$(0.4)				$(1.8)
Interest Rates
From time to time, we enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. At December 31, 2025 and 2024, we had no interest rate swap agreements in effect.
Summary
Overall, there have been no material changes in our primary market risk exposures since the prior year. In 2026, we do not expect any material changes in our primary risk exposures. Additional information about market risk associated with our investments held in the RCRA Trusts is provided in Note 12 of our Notes to Consolidated Financial Statements. For additional information related to derivatives, see Notes 15 and 16 of our Notes to Consolidated Financial Statements.
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
We expect to continue investing significant financial and managerial resources to meet EHS requirements and strengthen our environmental stewardship efforts. For 2026, excluding capital spending required under the consent decrees discussed in Note 14 (“EPA RCRA Initiative”), we project approximately $750 million in environmental capital expenditures. These costs will primarily support:

•Waste management infrastructure and water treatment system upgrades or construction
•Construction and modification of Gypstacks and clay settling ponds at our Phosphate facilities, and tailings management areas at our Potash facilities
•Upgrades or new construction of air pollution control equipment at certain concentrates plants
•Remediation projects at current or former operating sites
Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $260 million in 2026. In 2027, we estimate environmental capital expenditures will be approximately $565 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $215 million. We spent approximately $796 million and $545 million for the years ended December 31, 2025 and 2024, respectively, for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities.
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
Federal Initiatives to Define “Waters of the United States”. Following the U.S. Supreme Court’s 2023 decision in Sackett v. EPA, the scope of “waters of the United States” (WOTUS) under the Clean Water Act has been significantly narrowed, limiting the water features subject to federal jurisdiction and affecting requirements for Mosaic’s permitting. The Court’s decision invalidated EPA’s January 2023 WOTUS rule, leading EPA to issue a conforming final rule in September 2023 and, subsequently, joint EPA–U.S. Army Corps guidance in March 2025 on applying Sackett’s “continuous surface connection” test, which clarified limits on adjacency and excluded ditches and intermittent features from jurisdiction. A proposed revised WOTUS definition published in November 2025 aims to fully implement the Sackett decision and provide regulatory clarity, but until finalized, Sackett‑based interpretation remains the nationwide standard, resulting in more limited federal permitting requirements and a regulatory environment that continues to evolve as rulemaking and litigation progress.
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

Climate Change
We are focused on strengthening our competitive position by meeting the evolving demands of crop nutrient and animal feed ingredient production while driving greater operating efficiency, thereby mitigating greenhouse gas emissions. We have implemented innovative energy recovery technologies that result in our generation of much of the energy we need, particularly in our U.S. Phosphate operations, from high efficiency heat recovery systems.
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
Brazil ratified the Paris Agreement in September 2016, committing to a NDC that includes economy-wide greenhouse gas reduction targets by 2035. Brazil expanded its climate and sustainability regulatory framework during 2024–2025. In 2025, the government enacted a law that established the Brazilian Greenhouse Gas Emissions Trading System, which provides the basis for a regulated national carbon market. Brazil also submitted an updated NDC in late 2024 that increases its 2035 greenhouse gas reduction target. In 2025, Brazil adopted the National Energy Transition Policy, which introduces additional measures to accelerate renewable energy deployment and industrial decarbonization.
Canada’s intended NDC aims to achieve significant greenhouse gas emission reductions. In 2016, the Canadian federal government announced plans for a comprehensive tax on carbon emissions, under which provinces opting out of the tax would have the option of adopting a cap-and-trade system. In the plans, the federal government also committed to implementing a federal carbon pricing backstop system that will apply in any province or territory that does not have a carbon pricing system in place by 2018. In 2025, the federal minimum (benchmark) carbon price increased to $95 per tonne and will continue to rise annually until it reaches $170 per tonne in 2030. Our Saskatchewan Potash facilities are subject to the Saskatchewan climate change plan regarding emissions at our facilities; however, indirect costs from the carbon tax associated with electricity, natural gas consumption and transportation are passed through to Mosaic. More stringent laws and regulations may be enacted to accomplish the goals set out in Canada’s NDC.
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
Remedial Activities
Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) (aka Superfund) and state analogues impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including those who have disposed of “hazardous substances” at a location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we are alleged to have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $192.2 million as of December 31, 2025, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.
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
We have included, or incorporated by reference, throughout this Form 10-K discussions of various matters relating to our sustainability, in its broadest sense, that we believe may be material to our investors. These matters include, but are not limited to, discussions about: corporate governance, including the leadership and respective roles of our Board of Directors and its committees, and management; recent and prospective developments in our business; product development; risk, enterprise risk management and risk oversight; the regulatory and permitting environment for our business and ongoing regulatory and permitting initiatives; executive compensation practices; employee and contractor safety; human capital matters and other EHS matters, including climate change, water management, energy and other operational efficiency initiatives: reclamation and AROs. Other matters relating to sustainability are included in our sustainability reports that are available on our website at www.mosaicco.com/ourresponsibility. Our sustainability reports are not incorporated by reference in this Form 10-K.
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
•maintaining strong liquidity, reliable access to capital markets and favorable credit ratings, as any constraints or downgrades could increase financing costs and limit our ability to execute strategic initiatives;

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

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2025 and incorporated by reference herein as if fully stated herein.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Mosaic Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of asset retirement obligations for water treatment costs
As discussed in Note 14 to the consolidated financial statements, the Company has recorded asset retirement obligations (AROs) of $2,601.9 million as of December 31, 2025. The ARO includes the planned treatment of contaminated water (“water treatment costs”) and other asset retirement activities at the Company’s Florida and Louisiana facilities.
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
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Mosaic Company:

Opinion on Internal Control Over Financial Reporting
We have audited The Mosaic Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Tampa, Florida
February 27, 2026

Consolidated Statements of Earnings
In millions, except per share amounts

	Years Ended December 31,
	2025	2024	2023
Net sales	$12,052.4	$11,122.8	$13,696.1
Cost of goods sold	10,150.5	9,610.9	11,485.5
Gross margin	1,901.9	1,511.9	2,210.6
Selling, general and administrative expenses	533.9	496.9	500.5
Loss (gain) on assets sold and to be sold	157.3	—	(56.5)
Impairment of goodwill	99.9	—	—
Other operating expenses	289.3	393.5	428.5
Operating earnings	821.5	621.5	1,338.1
Interest expense, net	(187.7)	(182.8)	(129.4)
Foreign currency transaction gain (loss)	271.7	(685.8)	194.0
Gain on sale of equity investment	—	522.2	—
Other income (expense)	307.4	40.3	(76.8)
Earnings from consolidated companies before income taxes	1,212.9	315.4	1,325.9
Provision for income taxes	639.8	186.7	177.0
Earnings from consolidated companies	573.1	128.7	1,148.9
Equity in net earnings of nonconsolidated companies	2.3	73.3	60.3
Net earnings including noncontrolling interests	575.4	202.0	1,209.2
Less: Net earnings attributable to noncontrolling interests	34.7	27.1	44.3
Net earnings attributable to Mosaic	$540.7	$174.9	$1,164.9
Basic net earnings per share attributable to Mosaic	$1.70	$0.55	$3.52
Basic weighted average number of shares outstanding	317.3	319.8	331.3
Diluted net earnings per share attributable to Mosaic	$1.70	$0.55	$3.50
Diluted weighted average number of shares outstanding	318.9	320.7	333.2

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)
In millions

	Years Ended December 31,
	2025	2024	2023
Net earnings including noncontrolling interest	$575.4	$202.0	$1,209.2
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	307.1	(495.6)	154.1
Net actuarial gain (loss) and prior service cost	(2.7)	10.9	20.1
Realized gain (loss) on interest rate swap	(0.1)	(0.1)	1.4
Net gain (loss) on marketable securities held in trust fund	15.3	(14.8)	23.7
Other comprehensive income (loss)	319.6	(499.6)	199.3
Comprehensive income (loss)	895.0	(297.6)	1,408.5
Less: Comprehensive income attributable to noncontrolling interest	37.2	21.6	46.3
Comprehensive income (loss) attributable to Mosaic	$857.8	$(319.2)	$1,362.2

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
In millions, except per share amounts

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$276.6	$272.8
Receivables, net	1,078.6	1,113.3
Inventories	3,363.0	2,548.4
Assets held for sale	73.5	—
Other current assets	445.8	563.8
Total current assets	5,237.5	4,498.3
Property, plant and equipment, net	13,982.6	13,352.6
Equity securities and investments in nonconsolidated companies	1,848.2	1,533.4
Goodwill	1,005.1	1,061.1
Deferred income taxes	811.6	958.3
Other assets	1,595.1	1,520.3
Total assets	$24,480.1	$22,924.0
Liabilities and Equity
Current liabilities:
Short-term debt	$759.9	$847.1
Current maturities of long-term debt	43.1	45.3
Structured accounts payable arrangements	480.1	402.3
Accounts payable	1,171.9	1,156.5
Accrued liabilities	1,472.5	1,720.1
Liabilities held for sale	55.3	—
Total current liabilities	3,982.8	4,171.3
Long-term debt, less current maturities	4,250.9	3,332.3
Deferred income taxes	1,000.8	942.8
Other noncurrent liabilities	3,011.4	2,862.9
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 395,125,254 shares issued and 317,408,647 shares outstanding as of December 31, 2025, 394,648,654 shares issued and 316,932,047 shares outstanding as of December 31, 2024	3.2	3.2
Capital in excess of par value	29.2	2.1
Retained earnings	14,184.4	13,926.1
Accumulated other comprehensive loss	(2,131.9)	(2,449.0)
Total Mosaic stockholders’ equity	12,084.9	11,482.4
Non-controlling interests	149.3	132.3
Total equity	12,234.2	11,614.7
Total liabilities and equity	$24,480.1	$22,924.0

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
In millions, except per share amounts

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$575.4	$202.0	$1,209.2
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	1,049.9	1,025.5	960.6
Deferred and other income taxes	251.8	(142.9)	(261.2)
Equity in net (earnings) of nonconsolidated companies, net of dividends	0.6	(55.7)	(31.8)
Accretion expense for asset retirement obligations	129.7	111.2	96.1
Amortization of debt financing fees	43.0	36.5	21.4
Share-based compensation expense	30.7	31.8	33.0
Impairment of goodwill	99.9	—	—
Unrealized (gain) loss on derivatives	(85.7)	104.1	(29.0)
Foreign currency adjustments	(267.1)	462.7	(94.0)
Loss (gain) on assets sold and to be sold	157.3	—	(56.5)
Pension settlement loss	—	—	42.4
Gain on sale of equity investment	—	(538.2)	—
Unrealized (gain) loss on equity securities	(317.4)	(28.3)	—
Other	118.0	69.4	115.3
Changes in assets and liabilities:
Receivables, net	75.7	59.2	526.3
Inventories, net	(761.5)	(275.6)	1,061.4
Other current assets and noncurrent assets	8.1	(79.2)	(239.2)
Accounts payable and accrued liabilities	(359.6)	96.4	(1,055.1)
Other noncurrent liabilities	76.0	220.3	108.3
Net cash provided by operating activities	824.8	1,299.2	2,407.2
Cash Flows from Investing Activities
Capital expenditures	(1,359.4)	(1,251.8)	(1,402.4)
Purchases of available-for-sale securities - restricted	(975.6)	(1,529.7)	(1,240.8)
Proceeds from sale of available-for-sale securities - restricted	949.1	1,501.1	1,209.1
Proceeds from sale of business	—	—	158.4
Acquisition of business	—	—	(41.0)
Proceeds from sale of assets	79.0	16.8	4.8
Other	(2.6)	2.6	(5.3)
Net cash used in investing activities	(1,309.5)	(1,261.0)	(1,317.2)
Cash Flows from Financing Activities
Payments of short-term debt	(16,471.4)	(16,779.6)	(9,832.0)
Proceeds from issuance of short-term debt	16,282.6	17,032.8	10,007.1
Payments from inventory financing arrangement	(2,005.8)	(1,805.0)	(601.4)
Proceeds from inventory financing arrangement	2,106.5	2,004.5	601.4
Payments of structured accounts payable arrangements	(906.1)	(755.0)	(1,432.9)
Proceeds from structured accounts payable arrangements	961.8	737.3	1,048.2
Collections of transferred receivables	572.5	425.5	1,468.6
Payments of transferred receivables	(572.5)	(425.5)	(1,468.6)
Payments of long-term debt	(73.4)	(67.2)	(995.3)
Proceeds from issuance of long-term debt	904.7	70.3	900.0
Repurchases of stock	—	(235.4)	(756.0)
Cash dividends paid	(280.4)	(270.7)	(351.6)
Dividends paid to non-controlling interest	(20.2)	(31.9)	(41.5)
Other	(46.3)	(32.0)	(26.5)
Net cash provided by (used in) financing activities	452.0	(131.9)	(1,480.5)
Effect of exchange rate changes on cash	26.3	37.9	(2.8)
Net change in cash, cash equivalents and restricted cash	(6.4)	(55.8)	(393.3)
Cash, cash equivalents and restricted cash—beginning of year	305.0	360.8	754.1
Cash, cash equivalents and restricted cash—end of year	$298.6	$305.0	$360.8
See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Continued)
In millions, except per share amounts

	Years Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows:
Cash and cash equivalents	$276.6	$272.8	$348.8
Restricted cash in other current assets	7.8	14.9	8.6
Restricted cash in other assets	14.2	17.3	3.4
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$298.6	$305.0	$360.8
See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity
In millions, except per share data

		Dollars
	Shares	Mosaic Stockholders
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance as of December 31, 2022	339.1	$3.4	$—	$14,203.4	$(2,152.2)	$139.6	$12,194.2
Total comprehensive income	—	—	—	1,164.9	197.3	46.3	1,408.5
Vesting of restricted stock units	1.9	—	(0.8)	(53.4)	—	—	(54.2)
Stock based compensation	—	—	33.0	—	—	—	33.0
Share repurchases, including tax of $6.4 million	(16.9)	(0.2)	(32.2)	(722.0)	—	—	(754.4)
Dividends ($0.85 per share)	—	—	—	(351.0)	—	—	(351.0)
Equity to noncontrolling interests	—	—	—	—	—	(43.3)	(43.3)
Balance as of December 31, 2023	324.1	3.2	—	14,241.9	(1,954.9)	142.6	12,432.8
Total comprehensive income	—	—	—	174.9	(494.1)	21.6	(297.6)
Vesting of restricted stock units	0.7	—	—	(10.5)	—	—	(10.5)
Stock based compensation	—	—	31.8	—	—	—	31.8
Share repurchases, including tax of $2.1 million	(7.9)	—	(29.7)	(207.8)	—	—	(237.5)
Dividends ($0.85 per share)	—	—	—	(272.4)	—	—	(272.4)
Dividends for noncontrolling interests	—	—	—	—	—	(31.9)	(31.9)
Balance as of December 31, 2024	316.9	3.2	2.1	13,926.1	(2,449.0)	132.3	11,614.7
Total comprehensive income	—	—	—	540.7	317.1	37.2	895.0
Vesting of restricted stock units	0.5	—	(3.6)	—	—	—	(3.6)
Stock based compensation	—	—	30.7	—	—	—	30.7
Dividends ($0.88 per share)	—	—	—	(282.4)	—	—	(282.4)
Dividends for noncontrolling interests	—	—	—	—	—	(20.2)	(20.2)
Balance as of December 31, 2025	317.4	$3.2	$29.2	$14,184.4	$(2,131.9)	$149.3	$12,234.2
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Tables in millions, except per share amounts
1. ORGANIZATION AND NATURE OF BUSINESS
The Mosaic Company (“Mosaic,” and, with its consolidated subsidiaries, “we,” “us,” “our” or the “Company”) produces and markets concentrated phosphate and potash crop nutrients. We conduct our business through wholly- and majority-owned subsidiaries and businesses in which we own less than a majority or a noncontrolling interest, including consolidated variable interest entities and investments accounted for by the equity method.
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
•Our Mosaic Fertilizantes business segment includes five Brazilian phosphate rock mines and four phosphate chemical plants in Brazil. The segment also includes our distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water port and throughput warehouse terminal facility in Brazil. It also includes the results of Mosaic Biosciences sales in Brazil.
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives and investment in equity securities of Ma’aden, debt expenses, the results of the China and India distribution businesses and Mosaic Biosciences sales in China, India and North America are included within Corporate, Eliminations and Other.
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
The accompanying Consolidated Financial Statements include the accounts of Mosaic and its majority-owned subsidiaries. Certain investments in companies in which we do not have control but have the ability to exercise significant influence are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The timing of recognition of revenue related to our performance obligations may be different than the timing of collection of cash related to those performance obligations. Payment terms vary by contract. Specifically, we collect prepayments from certain customers in Brazil. In addition, cash collection from Canpotex may occur prior to delivery of product to the end customer. We generally satisfy our contractual liabilities within one quarter of incurring the liability. To the extent prepayments are not collected from customers, payment terms are established based on the type of product, distributor capabilities and competitive market conditions, and do not exceed one year.
Other key revenue recognition accounting policies include:
•Trade accounts receivable are recorded at the invoiced amount. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.
•We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
•We have elected to recognize the cost for freight and shipping as an expense in cost of sales, when control over the product has passed to the customer.
Non-Income Taxes
We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $315.6 million, $272.7 million and $457.0 million during 2025, 2024 and 2023, respectively.

We have approximately $60.8 million of assets recorded as of December 31, 2025 related to PIS and Cofins, which is a Brazilian federal value-added tax. This amount was mostly earned in 2008 through 2022; we believe that it will be realized through offsetting income tax payments or other federal taxes or receiving cash refunds. As of December 31, 2024 we had approximately $96.2 million of assets recorded for these matters. Should the Brazilian government determine that these are not valid credits upon audit, this could impact our results in such period. We have recorded the PIS and Cofins credits at amounts which we believe are probable of collection. Information regarding PIS and Cofins taxes already audited is included in Note 23 of our Notes to Consolidated Financial Statements.
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
Concentration of Credit Risk
In the U.S., we sell our products to manufacturers, distributors and retailers primarily in the Midwest and Southeast. We generally sell our principal products to a large number of customers. At December 31, 2025 and 2024, one customer accounted for approximately 12% and 11%, respectively, of our trade accounts receivable. We continually monitor the creditworthiness of our customers and general economic conditions to manage our credit risk exposure. As such, we do not believe there is any significant collection risk.
Internationally, our potash products are sold primarily through Canpotex, an export association. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy, which requires the underlying receivables to be substantially insured or secured by letters of credit. As of December 31, 2025 and 2024, there were $73.0 million and $65.1 million, respectively, of trade accounts receivable due from Canpotex. During 2025, 2024 and 2023, sales to Canpotex were $1.2 billion, $884.3 million and $1.3 billion, respectively.
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
Additional Accounting Policies
To facilitate a better understanding of our consolidated financial statements we have disclosed the following significant accounting policies (with the exception of those identified above) throughout the following notes, with the related financial disclosures by major caption:
3. RECENTLY ISSUED ACCOUNTING GUIDANCE
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to provide more disaggregation of income tax disclosures mainly related to the reconciliations of the income tax rate and income taxes paid by jurisdiction. We adopted this standard for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. While adoption of this standard resulted in enhanced disclosures, it did not have any impact to our results of operations, cash flows or financial condition.
In November 2024, the FASB issued guidance which requires more detailed disclosure about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions on the face of the income statement. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses. These amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosures may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We intend to apply this standard on a prospective basis and continue to evaluate the impact this new guidance will have on our disclosures.
4. LEASES
Leasing Activity
We have operating and finance leases for heavy mobile equipment, railcars, fleet vehicles, field and plant equipment, river and cross-gulf vessels, corporate offices, land and computer equipment. Our leases have remaining lease terms of one year to 37 years, some of which include options to extend the lease for up to 20 years and some of which include options to terminate the lease within one year.
Supplemental balance sheet information related to leases as of December 31, 2025 and December 31, 2024 is as follows:

	December 31,
Type of Lease Asset or Liability	2025	2024	Balance Sheet Classification
	(in millions)
Operating Leases
Right-of-use assets	$223.6	$220.0	Other assets
Lease liabilities:
Short-term	59.6	43.9	Accrued liabilities
Long-term	166.0	181.2	Other noncurrent liabilities
Total	$225.6	$225.1
Finance Leases
Right-of-use assets:
Gross assets	$532.6	$452.0
Less: accumulated depreciation	249.3	205.3
Net assets	$283.3	$246.7	Property, plant and equipment, net
Lease liabilities:
Short-term	$32.1	$30.6	Current maturities of long-term debt
Long-term	143.9	114.2	Long-term debt, less current maturities
Total	$176.0	$144.8
Lease expense is generally included within cost of goods sold and selling, general and administrative expenses, except for interest on lease liabilities, which is recorded within net interest. The components of lease expense were as follows:

	December 31,
(in millions)	2025	2024	2023
Operating lease cost	$101.9	$87.2	$86.9
Finance lease cost:
Amortization of right-of-use assets	52.0	45.5	45.8
Interest on lease liabilities	14.5	6.1	7.1
Short-term lease cost	—	0.2	0.1
Variable lease cost	21.1	19.5	19.8
Total lease cost	$189.5	$158.5	$159.7
Rental expense for 2025, 2024 and 2023 was $269.7 million, $269.4 million and $252.1 million, respectively.

Supplemental cash flow information related to leases was as follows:

	December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$89.3	$90.4	$89.2
Operating cash flows from finance leases	14.6	6.1	7.1
Financing cash flows from finance leases	39.6	42.9	78.8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$66.9	$70.4	$54.5
Finance leases	86.2	9.0	35.8
Other information related to leases was as follows:

December 31, 2025
Weighted Average Remaining Lease Term
Operating leases	5.9 years
Finance leases	4.2 years

Weighted Average Discount Rate
Operating leases	7.2%
Finance leases	7.9%
Future lease payments under non-cancellable leases recorded as of December 31, 2025, were as follows:

	Operating Leases	Finance Leases
(in millions)
2026	$71.9	$44.6
2027	55.2	38.6
2028	36.9	36.9
2029	32.0	72.8
2030	13.6	6.7
Thereafter	58.3	10.4
Total future lease payments	$267.9	$210.0
Less imputed interest	(42.3)	(34.0)
Total	$225.6	$176.0

5. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	December 31,
(in millions)	2025	2024
Receivables
Trade - External	$887.8	$969.1
Trade - Affiliate	82.2	67.1
Non-trade	109.6	78.1
	1,079.6	1,114.3
Less allowance for doubtful accounts	1.0	1.0
	$1,078.6	$1,113.3
Inventories
Raw materials	$285.7	$148.6
Work in process	1,150.2	941.1
Finished goods	1,587.6	1,239.8
Final price deferred (a)	133.8	53.5
Operating materials and supplies	205.7	165.4
	$3,363.0	$2,548.4
Other current assets
Income and other taxes receivable	$230.6	$234.9
Prepaid expenses	194.6	299.8
Other	20.6	29.1
	$445.8	$563.8
Other assets
Restricted cash	$14.2	$17.3
MRO inventory	141.9	169.0
Marketable securities held in trust - restricted	758.4	708.7
Operating lease right-of-use assets	223.6	220.0
Indemnification asset	26.9	18.4
Long-term receivable	14.7	12.9
Cloud computing cost (b)	140.7	166.3
Other	274.7	207.7
	$1,595.1	$1,520.3

	December 31,
(in millions)	2025	2024
Accrued liabilities
Accrued dividends	$75.9	$74.1
Payroll and employee benefits	168.8	161.8
Asset retirement obligations	271.3	352.8
Customer prepayments	297.3	270.7
Accrued income and other taxes	34.3	204.7
Operating lease obligation	59.6	43.9
Other	565.3	612.1
	$1,472.5	$1,720.1
Other noncurrent liabilities
Asset retirement obligations	$2,330.6	$2,219.4
Operating lease obligation	166.0	181.2
Accrued pension and postretirement benefits	102.8	91.6
Unrecognized tax benefits	23.1	17.7
Other	388.9	353.0
	$3,011.4	$2,862.9
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
Interest expense, net was comprised of the following in 2025, 2024 and 2023:

	Years Ended December 31,
(in millions)	2025	2024	2023
Interest income	$53.8	$47.2	$59.6
Less interest expense	241.5	230.0	189.0
Interest expense, net	$(187.7)	$(182.8)	$(129.4)
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in millions)	2025	2024
Land	$364.7	$352.5
Mineral properties and rights	7,254.0	6,831.3
Buildings and leasehold improvements	4,079.4	3,836.4
Machinery and equipment	12,406.3	11,684.0
Construction in-progress	1,004.2	1,148.1
	25,108.6	23,852.3
Less: accumulated depreciation and depletion	11,126.0	10,499.7
	$13,982.6	$13,352.6
Depreciation and depletion expense was $1,022.1 million, $1,012.5 million, and $958.9 million for 2025, 2024 and 2023, respectively. Interest capitalized on major construction projects was $31.7 million, $42.3 million, and $35.2 million for 2025, 2024 and 2023, respectively.

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net earnings attributable to Mosaic	$540.7	$174.9	$1,164.9
Basic weighted average number of shares outstanding attributable to common stockholders	317.3	319.8	331.3
Dilutive impact of share-based awards	1.6	0.9	1.9
Diluted weighted average number of shares outstanding	318.9	320.7	333.2
Basic net earnings per share	$1.70	$0.55	$3.52
Diluted net earnings per share	$1.70	$0.55	$3.50
A total of 0.2 million shares for 2025, 1.0 million shares for 2024 and 0.5 million shares for 2023 of common stock subject to issuance related to share-based awards have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
8. CASH FLOW INFORMATION
Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash paid during the period for:
Interest	$223.9	$228.7	$204.7
Less amount capitalized	31.7	42.3	35.2
Cash interest, net	$192.2	$186.4	$169.5
Income taxes	$321.3	$337.0	$385.6
Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $8.4 million, $(20.3) million, and $(19.5) million for 2025, 2024 and 2023, respectively.
We accrued $75.9 million related to the dividends declared in 2025 that will be paid in 2026. At December 31, 2024 and 2023, we had accrued dividends of $74.1 million and $72.3 million which were paid in 2025 and 2024, respectively.
Included in proceeds from issuance of short-term debt and payments of short-term debt were $16.1 billion and ($16.2) billion and $16.8 billion and ($16.6) billion for 2025 and 2024, respectively, related to our commercial paper arrangement.
We had non-cash investing and financing transactions related to right-of-use assets obtained in exchange for lease obligations assets under finance leases in 2025 of $86.2 million. Non-cash investing and financing transactions related to assets acquired under capital leases were $9.0 million and $35.8 million for 2024 and 2023, respectively.
In 2024,we had a non-cash transaction related to the exchange of our 25% ownership MWSPC for 111,012,433 shares of Ma’aden at a value of approximately $1.5 billion, resulting in a gain before transaction expenses of $538.2 million.

Depreciation, depletion and amortization includes $1,022.1 million, $1,012.5 million and $958.9 million related to depreciation and depletion of property, plant and equipment and $27.8 million, $13.0 million and $1.7 million related to the amortization of intangible assets and cloud computing costs for 2025, 2024 and 2023, respectively.
9. EQUITY SECURITIES AND INVESTMENTS IN NON-CONSOLIDATED COMPANIES
We have investments in various international and domestic entities and ventures. The equity method of accounting is applied to such investments when the ownership structure prevents us from exercising a controlling influence over operating and financial policies of the businesses but still allow us to have significant influence. Under this method, our equity in the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Earnings. The effects of material intercompany transactions with these equity method investments are eliminated, including the the Company's economic interest in the gross profit on sales to and purchases from our equity-method investments which is deferred until the time of sale to the final third-party customer. The cash flow presentation of dividends received from equity method investees is determined by evaluation of the facts, circumstances and nature of the distribution.
A summary of our equity-method investments, which were in operation as of December 31, 2025, is as follows:

Entity	Economic Interest
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
Canpotex	36.2%
The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	Years Ended December 31,
(in millions)	2025	2024	2023
Net sales	$4,256.1	$3,601.9	$7,055.1
Net earnings	5.8	6.2	317.9
Mosaic’s share of equity in net earnings	2.9	3.1	60.3
Total assets	2,328.4	1,883.8	9,900.6
Total liabilities	2,308.9	1,865.1	7,014.1
Mosaic’s share of equity in net assets	9.8	9.4	725.9
MWSPC owns and operates a mine and two chemical complexes that produce phosphate fertilizers and other downstream phosphate products in the Kingdom of Saudi Arabia. As of December 31, 2023, our cash investment was $770.0 million and we marketed approximately 25% of the phosphate production of this joint venture. As of December 31, 2023, MWSPC represented 77% of the total assets and 68% of the total liabilities in the table above. In 2024 and 2023 our share of equity in net earnings of MWSPC was $70.8 million, and $57.6 million, respectively. On April 29, 2024, Saudi Arabian Mining Company (“Ma’aden”) and Mosaic entered into a Share Purchase and Subscription Agreement to exchange our 25% ownership of the Ma’aden Wa’ad al Shamal Phosphate Company for 111,012,433 shares of Ma’aden. This transaction closed on December 24, 2024, at a value of approximately $1.5 billion, resulting in a gain of $522.2 million, net of transaction costs. The shares received by Mosaic are subject to transfer and sale restrictions, which will be released over a five-year period. The shares are included in equity securities and investments in nonconsolidated companies on our Consolidated Balance Sheets. They are carried at fair value based on the unadjusted quoted price on the Saudi Exchange (Tadawul), with the changes in fair value reported in non-operating income (expense). During 2025 and 2024, we had unrealized gains on the Ma’aden shares of $317.4 million and $28.3 million, respectively.
Canpotex is a Saskatchewan export association used by two Canadian potash producers to market, sell and distribute Canadian potash products outside of Canada and the U.S. It operates as a break-even entity and therefore has insignificant equity earnings or loss. We have concluded that the sales to Canpotex are not at arm’s-length, due to the unique pricing and payment structure and financial obligations of the stockholders. Therefore, the Company's economic interest in the profit on sales to Canpotex is eliminated until Canpotex no longer has control of the related inventory and has sold it to an unrelated third-party customer. We eliminate the intra-entity profit with Canpotex at the end of each reporting period and present that profit elimination by reversing revenue and cost of goods sold for the inventory remaining at Canpotex.

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
The changes in the carrying amount of goodwill, by reporting unit, as of December 31, 2025 and 2024, are as follows:

(in millions)	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2023	$1,026.9	$99.6	$12.1	$1,138.6
Foreign currency translation	(71.5)	(6.0)	—	(77.5)
Balance as of December 31, 2024	$955.4	$93.6	$12.1	$1,061.1
Foreign currency translation	41.2	2.7	—	43.9
Impairment	(3.6)	(96.3)	—	(99.9)
Balance as of December 31, 2025	$993.0	$—	$12.1	$1,005.1
As of October 31, 2025, we performed our annual quantitative assessment. In performing our assessment, we estimated the fair value of each of our reporting units using the income approach, also known as the discounted cash flow (“DCF”) method. Our reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs and internal projections. The future cash flows for our reporting units were projected based on our estimates, at that time, for revenue, operating income and other factors (such as working capital and capital expenditures for each reporting unit). To determine if the fair value of each of our reporting units with goodwill exceeded its carrying value, we assumed sales volume growth rates based on our long-term expectations, our internal selling prices and projected raw material prices for years one through five, which were anchored in projections from CRU International Limited (“CRU”), an independent third party data source. Selling prices and raw material prices for years six and beyond were based on anticipated market growth and long-term CRU outlooks. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”), determined from relevant market comparisons. A terminal value growth rate of 2% was applied to all years thereafter for the projected period and reflected our estimate of stable growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Finally, we compared our estimates of fair values for our reporting units, to our October 31, 2025 total public market capitalization, based on our common stock price at that date.
In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting WACC, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions. As a result of our test, we concluded that the carrying value of our Mosaic Fertilizantes reporting unit was in excess of its fair value due to a combination of an increase in carrying value and a reduction in our long-term forecast due to recent market forecasts. Therefore, we recognized a goodwill impairment charge of $96.3 million. We also recognized an impairment of $3.6 million in our Potash reporting unit related to classifying our Carlsbad, New Mexico facility as held for sale.
The Potash and Corporate, Eliminations and Other reporting units were evaluated and not considered at risk of goodwill impairment at October 31, 2025.
As of December 31, 2025, $15.6 million of goodwill was deductible for tax purposes.
11. FINANCING ARRANGEMENTS
Mosaic Credit Facility
On May 16, 2025, we amended our committed, unsecured five-year revolving credit facility of up to $2.5 billion (the “Amended and Restated Mosaic Credit Facility”), extending the maturity date to May 16, 2030, from August 19, 2026. This facility is intended to serve as our primary unsecured bank credit facility. The Amended and Restated Mosaic Credit Facility also reduces the rates applicable to the unused commitment fees and provides us with additional flexibility under other restrictive covenants, compared to the facility prior to this amendment.

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
The Amended and Restated Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a ratio of Consolidated Indebtedness (as defined), which has been redefined to exclude unrestricted cash and cash equivalents, to Consolidated Capitalization Ratio (as defined) of no greater than 0.65 to 1.0, as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0. We were in compliance with these ratios as of December 31, 2025.
The Amended and Restated Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These provisions include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain sales of assets and other matters customary for credit facilities of this nature.
As of December 31, 2025 and 2024, we had no outstanding letters of credit that reduced the availability of revolving loans under the Amended and Restated Mosaic Credit Facility. The net availability for revolving borrowings under this facility was approximately $2.50 billion as of both December 31, 2025 and December 31, 2024. In 2025, unused commitment fees accrued at a rate of 0.15% through May 16, 2025, the date the credit facility was amended, and at a rate of 0.125% thereafter, resulting in total expense of $3.4 million for the year. For the years ended December 31, 2024 and 2023 unused commitment fees accrued at an average rate of 0.15%, resulting in expenses of $3.8 million in each period.
Short-Term Debt
Short-term debt consists of the revolving credit facility under the Amended and Restated Mosaic Credit Facility, under which there were no borrowings as of December 31, 2025, working capital financing arrangements and various other short-term borrowings related to our international operations in India, China and Brazil. These other short-term borrowings outstanding were $759.9 million and $847.1 million as of December 31, 2025 and 2024, respectively.
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of December 31, 2025 and 2024, we had financed inventory of $300.2 million and $199.5 million, respectively, under this arrangement, which is included in short-term debt on the Consolidated Balance Sheet.
We have Receivable Purchasing Agreements (“RPAs”), with banks whereby, from time-to-time, we sell certain receivables. The net face value of the purchased receivables may not exceed $500 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. The receivables sold under the RPAs are accounted for as true sales. Upon sale, these receivables are removed from the Consolidated Balance Sheets. Cash received is presented as cash provided by operating activities in the Consolidated Statements of Cash Flows.
The Company sold approximately $668.9 million and $430.7 million during 2025 and 2024, respectively, of accounts receivable under these arrangements. Discounts on sold receivables were not material for any period presented. Following the sale to the banks, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of December 31, 2025 and 2024, there was no amount outstanding to be remitted to the bank. Any outstanding amount would be classified in accrued liabilities on the Consolidated Balance Sheets. Cash collected and remitted is presented as cash used in financing activities in the Consolidated Statements of Cash Flows.
We have a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We plan to use the revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of December 31, 2025, we had $459.5 million outstanding under this program, with a weighted average interest rate of 3.99% and a remaining average term of 10 days. As of December 31, 2024, we had $609.2 million outstanding under this program, with a weighted average interest rate of 4.74% and a remaining average term of 10 days.
We had additional outstanding bilateral letters of credit of $64.6 million as of December 31, 2025, which includes $50.0 million as required by the 2015 Consent Decrees as described further in Note 14 of our Consolidated Financial Statements.

Long-Term Debt, including Current Maturities
On, November 10, 2025, we issued new senior notes consisting of $500 million aggregate principal amount of 4.350% due 2029 and $400 million aggregate principal amount of 4.60% due 2030 (the “Senior Notes of 2025”). We have the following additional senior notes outstanding: $700 million aggregate principal amount of 4.050% senior notes due 2027 (the “Senior Notes of 2017”), $400 million aggregate principal amount of 5.375% due 2028 (the “Senior Notes of 2023”); and $500 million aggregate principal amount of 5.45% senior notes due 2033 and $600 million aggregate principal amount of 5.625% senior notes due 2043 (collectively, the “Senior Notes of 2013”); and $300 million aggregate principal amount of 4.875% senior notes due 2041 (the “Senior Notes of 2011”).
The Senior Notes of 2011, the Senior Notes of 2013, the Senior Notes of 2017, the Senior Notes of 2023 and the Senior Notes of 2025 are Mosaic’s senior unsecured obligations and rank equally in right of payment with Mosaic’s existing and future senior unsecured indebtedness. The indenture governing these notes contains restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets, as well as other events of default.
In May 2023, we entered into a ten year senior unsecured term loan facility pursuant to which we can draw up to $700 million. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of December 31, 2025 and 2024, $570 million has been drawn under this facility. Interest rates for the term loan are variable and are based on the Secured Overnight Financing Rate (“SOFR”) plus credit spread adjustments.
A debenture issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, due in 2028 (the “2028 Debenture”), is outstanding as of December 31, 2025, with a balance of $147.1 million. The indenture governing the 2028 Debenture also contains restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets, as well as events of default. The obligations under the 2028 Debenture are guaranteed by the Company and several of its subsidiaries.
Long-term debt primarily consists of unsecured notes, unsecured debentures, our term loan, finance leases, and secured notes. Long-term debt as of December 31, 2025 and 2024, respectively, consisted of the following:

				2025				2024
(in millions)	Stated Interest Rate	Effective Interest Rate	Maturity Date	Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	Carrying Value	Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	Carrying Value
Unsecured notes	4.05% - 5.63%	5.26%	2027- 2043	$3,400.0	$—	$(5.6)	$3,394.4	$2,500.0	$—	$(5.1)	$2,494.9
Unsecured debentures	7.30%	7.19%	2028	147.1	0.2	—	147.3	147.1	0.3	—	147.4
Term Loan	30 Day SOFR	6.27%	2033	570.0	—	—	570.0	570.0	—	—	570.0
Finance leases	0.77% - 13.02%	7.82%	2026- 2034	176.0	—	—	176.0	144.8	—	—	144.8
Other(a)	6.53% - 8.00%	5.00%	2026- 2027	3.3	3.0	—	6.3	17.1	3.4	—	20.5
Total long-term debt				4,296.4	3.2	(5.6)	4,294.0	3,379.0	3.7	(5.1)	3,377.6
Less current portion				43.0	0.8	(0.7)	43.1	45.4	0.4	(0.5)	45.3
Total long-term debt, less current maturities				$4,253.4	$2.4	$(4.9)	$4,250.9	$3,333.6	$3.3	$(4.6)	$3,332.3
______________________________
(a) Includes deferred financing fees related to our long-term debt.

Scheduled maturities of long-term debt are as follows for the periods ending December 31:

(in millions)
2026	$43.1
2027	727.4
2028	575.2
2029	569.1
2030	404.3
Thereafter	1,974.9
Total	$4,294.0
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at dates ranging from 119 to 193 days from date of shipment. At December 31, 2025 and 2024, these structured accounts payable arrangements were $480.1 million and $402.3 million, respectively. Payments and proceeds rollforward information on structured payable arrangements are provided on the Consolidated Statements of Cash Flows. During 2025 and 2024, the interest expense component of such programs were $21.9 million and $22.9 million, respectively.
Intercompany Loans
A portion of our debt is denominated in Brazilian reals. We manage the net foreign currency exposure created by this debt through various means, including the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income (loss).
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of December 31, 2025, we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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
The estimated fair value of the investments in the RCRA Trusts as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.8	$—	$—	$4.8
Level 2
Corporate debt securities	218.8	3.4	(2.8)	219.4
Municipal bonds	208.3	3.9	(1.3)	210.9
U.S. government bonds	308.7	—	(0.5)	308.2
Total	$740.6	$7.3	$(4.6)	$743.3

	December 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.1	$—	$—	$3.1
Level 2
Corporate debt securities	203.3	0.8	(6.8)	197.3
Municipal bonds	210.8	0.7	(4.0)	207.5
U.S. government bonds	295.1	—	(7.8)	287.3
Total	$712.3	$1.5	$(18.6)	$695.2

The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
Securities that have been in a continuous loss position for less than 12 months (in millions):	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$17.0	$(0.2)	$53.4	$(0.7)
Municipal bonds	14.0	—	102.4	(1.7)
U.S. government bonds	306.2	(0.5)	280.9	(7.8)
Total	$337.2	$(0.7)	$436.7	$(10.2)

	December 31, 2025		December 31, 2024
Securities that have been in a continuous loss position for more than 12 months (in millions):	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$48.3	$(2.7)	$81.3	$(6.1)
Municipal bonds	40.2	(1.2)	55.6	(2.3)
U.S. government bonds	—	—	—	—
Total	$88.5	$(3.9)	$136.9	$(8.4)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of December 31, 2025. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

(in millions)	December 31, 2025
Due in one year or less	$13.1
Due after one year through five years	308.6
Due after five years through ten years	373.8
Due after ten years	43.0
Total debt securities	$738.5
For the year ended December 31, 2025, realized gains and (losses) were $10.4 million and $(8.9) million, respectively. For the year ended December 31, 2024, realized gains and (losses) were $17.5 million and $(15.1) million, respectively and for the year ended December 31, 2023, realized gains and (losses) were $9.5 million and $(28.9) million, respectively.
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

Income (loss) before income taxes for 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
Domestic earnings	$159.5	$(557.8)	$121.6
Foreign earnings	1,053.4	873.2	1,204.3
Earnings (loss) from consolidated companies before income taxes	$1,212.9	$315.4	$1,325.9
The provision for income taxes for 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
Current:
Federal	$42.1	$(11.7)	$86.4
State	3.3	10.7	1.5
Non-U.S.	331.5	339.2	357.4
Total current	376.9	338.2	445.3
Noncurrent:
Federal	$(1.9)	$(0.1)	$0.3
State	9.4	—	—
Non-U.S.	(1.8)	(10.8)	(3.0)
Total noncurrent	5.7	(10.9)	(2.7)
Deferred:
Federal	$(1.4)	$(41.7)	$(35.4)
State	7.5	(29.0)	(4.2)
Non-U.S.	251.1	(69.9)	(226.0)
Total deferred	257.2	(140.6)	(265.6)
Total:
Federal	$38.8	$(53.5)	$51.3
State	20.2	(18.3)	(2.7)
Non-U.S.	580.8	258.5	128.4
Provision for income taxes	$639.8	$186.7	$177.0

The table below provides the updated requirements of ASU 2023-09 for 2025. The effects of significant adjustments to tax computed at the federal statutory rate were as follows:

	Years Ended December 31, 2025
(in millions)	Amount	Percent
Computed tax at the U.S. federal statutory rate	$254.7	21.0%
State and local income taxes, net of federal income tax effect(1)	14.5	1.2%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
U.S. tax on Canadian branches, net of credits	(95.5)	(7.9)%
Global Intangible Low-Taxed Income, net of credits	42.3	3.5%
Other	23.1	1.9%
Tax credits
U.S. general basket foreign tax credits	(45.4)	(3.7)%
Other	(7.3)	(0.6)%
Changes in valuation allowances	101.8	8.4%
Nontaxable or nondeductible items
Percentage depletion in excess of basis	(20.5)	(1.7)%
Corporate expenses paid on behalf of foreign subsidiaries	15.5	1.3%
Other	10.7	0.9%
Foreign tax effects
Brazil
Book loss on sale of the Taquari mine	22.3	1.8%
Changes in valuation allowances	207.3	17.1%
Other	53.7	4.4%
Withholding tax on interest	18.7	1.5%
Canada
Statutory tax rate difference between Canada and U.S.	(40.1)	(3.3)%
Provincial taxes	68.1	5.6%
Other	(14.7)	(1.2)%
Withholding tax on dividends	14.1	1.2%
Peru
Statutory tax rate difference between Peru and U.S.	14.3	1.2%
Other	15.4	1.3%
Other foreign jurisdictions	7.7	0.6%
Worldwide changes in unrecognized tax benefits	(3.1)	(0.3)%
Other Adjustments
Domestic federal
Estimated loss on sale of Carlsbad	(24.3)	(2.0)%
Other	6.5	0.5%
Effective tax rate	$639.8	52.7%

(1)State taxes in Minnesota made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	Years Ended December 31,
(in millions)	2024	2023
Computed tax at the U.S. federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(5.7)%	0.4%
Percentage depletion in excess of basis	(13.8)%	(4.9)%
Impact of non-U.S. earnings	23.8%	8.7%
Change in valuation allowance	13.0%	(1.7)%
Non-U.S. incentives	(42.6)%	(11.5)%
Withholding tax	13.6%	6.3%
U.S. general basket foreign tax credits	(12.6)%	(4.0)%
Tax legislation change impacts	(5.7)%	(1.6)%
Undistributed earnings	33.0%	2.2%
Tax on dividends, deemed dividends, and GILTI	16.2%	0.7%
Nondeductible expenses	20.0%	0.2%
Other items (none in excess of 5% of computed tax)	(1.0)%	(2.5)%
Effective tax rate	59.2%	13.3%
2025 Effective Tax Rate
In the year ended December 31, 2025, there were two items impacting the effective tax rate: 1) items attributable to ordinary business operations during the year, and 2) other items specific to the period.
The tax impact of our ordinary business operations is affected by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
For the year ended December 31, 2025, tax expense specific to the period included a net expense of $189.3 million. The net expense relates to the following: $212.1 million primarily related to changes to valuation allowances in Brazil, $6.4 million related to share-based excess benefit, $23.3 million related to adjustments to accrued foreign tax credits, and $4.0 million related to other miscellaneous expenses. The tax expenses are partially offset by a net tax benefit related to the tax effects of one-time notable items booked as discrete of $54.2 million, and the true-up of estimates from our U.S. and non-U.S. tax return provisions of $2.3 million.
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
Net cash paid (refunds received) for income taxes consisted of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
U.S. federal	$(10.8)	$—	$—
U.S. state and local	7.0	—	—
Foreign
Canada federal	148.7	—	—
Saskatchewan	80.5	—	—
Canada other provincial	4.3	—	—
Peru	53.7	—	—
Brazil	19.5	—	—
Other	18.4	—	—
Cash paid (refunds received) for income taxes (prior to ASU 2023-09)	—	337.0	385.6
Net cash paid (refunds received) for income taxes	$321.3	$337.0	$385.6

Deferred Tax Liabilities and Assets
Significant components of our deferred tax liabilities and assets were as follows as of December 31:

	December 31,
(in millions)	2025	2024
Deferred tax liabilities:
Depreciation and amortization	$601.9	$614.5
Depletion	593.5	573.4
Partnership tax basis differences	63.5	80.6
Undistributed earnings of non-U.S. subsidiaries	47.4	84.4
Other liabilities	61.8	78.6
Total deferred tax liabilities	$1,368.1	$1,431.5
Deferred tax assets:
Capital loss carryforwards	12.3	15.0
Foreign tax credit carryforwards	1,553.2	1,431.8
Net operating loss carryforwards	479.8	450.6
Pension plans and other benefits	17.7	13.9
Asset retirement obligations	538.2	547.4
Disallowed interest expense under §163(j)	24.7	20.3
Other assets	418.9	497.3
Subtotal	3,044.8	2,976.3
Valuation allowance	1,866.0	1,529.3
Net deferred tax assets	1,178.8	1,447.0
Net deferred tax assets/(liabilities)	$(189.3)	$15.5
We have certain non-U.S. entities that are taxed in both their local jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of December 31, 2025 and 2024, these non-U.S. deferred taxes are offset by approximately $202.5 million and $199.6 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above. We have recorded a valuation allowance against the anticipated foreign tax credits of $202.5 million and $199.6 million for December 31, 2025 and 2024, respectively.
Tax Carryforwards
As of December 31, 2025, we had estimated carryforwards for tax purposes as follows: net operating losses of $1.8 billion, capital losses of $51.9 million, foreign tax credits of $1.6 billion and $3.6 million of non-U.S. business credits. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code, and in certain cases, provisions of foreign law. Approximately $1.2 billion of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. The Company established a valuation allowance against a portion of Brazil’s net operating loss carryforwards and other deferred tax assets of $261 million as of December 31, 2025 based on the likelihood that the net operating losses will not be used in the future. The majority of the remaining net operating loss carryforwards relate to U.S. federal and certain U.S. states and can be carried forward indefinitely. Of the $1.6 billion of foreign tax credits, approximately $320.8 million relates to general basket foreign tax credits of which $228.1 million have an expiration date of 2026, approximately $16.2 million have an expiration date of 2029, approximately $14.7 million have an expiration date of 2030, approximately $31.1 million have an expiration date of 2034, and approximately $30.7 million have an expiration date of 2035. The realization of our foreign tax credit carryforwards is dependent on market conditions, tax law changes and other business outcomes including our ability to generate certain types of taxable income in the future. Due to current business operations and future forecasts, the Company has determined that no valuation allowance is required on its general basket foreign tax credits. As a result of changes in U.S. tax law due to the Tax Cuts and Jobs Act, the Company recorded valuation allowances against its branch basket foreign tax credits of $1.2 billion as of December 31, 2025.

As of December 31, 2025, we have not recognized a deferred tax liability for un-remitted earnings from certain foreign operations because we believe our subsidiaries have invested the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liability on these reinvested earnings. As part of the accounting for the Tax Cuts and Jobs Act, we recorded local country withholding taxes related to certain entities from which we began repatriating undistributed earnings and will continue to record local country withholding taxes, including foreign exchange impacts, on all future earnings.
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
For the year ended December 31, 2025, the valuation allowance increased by $336.7 million, of which a $110.8 million increase related to changes in the valuation allowance to U.S. branch foreign tax credits, $229.6 million related to changes in valuation allowances and currency translation in Brazil and a $5.3 million increase related to changes in valuation allowances in Peru. These increases to the valuation allowance were partially offset by a decrease of $1.5 million related to changes in the valuation allowance to U.S. state net operating losses and tax credits, $6.0 million related to changes in valuation allowances in Canada and $1.5 million related to changes in valuation allowances in other foreign jurisdictions.
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
Changes to our income tax valuation allowance were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Income tax valuation allowance, related to deferred income taxes
Balance at beginning of period	$1,529.3	$1,421.9	$909.9
Charges or (reductions) to costs and expenses	336.7	107.4	512.0
Balance at end of period	$1,866.0	$1,529.3	$1,421.9
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
During 2025, gross unrecognized tax benefits increased to $1.4 billion. The increase is primarily related to establishing an unrecognized tax benefit on a potential tax loss in the U.S. associated with the expected divestiture of the Taquari mine that was acquired as part of the Vale acquisition. In December, the Company applied to the Internal Revenue Services’ Pre-Filing Agreement Program to evaluate the amount and nature of the loss. If recognized, approximately $1.4 billion in unrecognized tax benefits would affect our effective tax rate, other deferred tax assets, and net earnings in future periods.
A summary of gross unrecognized tax benefit activity is as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Gross unrecognized tax benefits, beginning of period	$14.2	$25.8	$25.2
Gross increases:
Prior period tax positions	—	—	0.9
Current period tax positions	1,401.1	1.6	3.0
Gross decreases:
Prior period tax positions	(2.3)	(11.5)	(3.8)
Currency translation	0.5	(1.7)	0.5
Gross unrecognized tax benefits, end of period	$1,413.5	$14.2	$25.8
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of December 31, 2025 and 2024 were $6.0 million and $5.4 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.

Open Tax Periods
We operate in multiple tax jurisdictions, both within the U.S. and outside the U.S., and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2022.
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
We are currently under audit by the Internal Revenue Service for the tax years ended December 31, 2022 and December 31, 2023. Based on the information available, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations other than the amounts discussed above.
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
A reconciliation of our AROs is as follows:

	Years Ended December 31,
(in millions)	2025	2024
AROs, beginning of period	$2,572.2	$2,213.4
Liabilities incurred	22.7	29.8
Liabilities settled	(288.9)	(253.8)
Accretion expense	129.7	111.2
Revisions in estimated cash flows	190.5	541.4
Foreign currency translation	37.8	(69.8)
Held for sale/disposed	(62.1)	—
AROs, end of period	2,601.9	2,572.2
Less current portion	271.3	352.8
Non-current portion of AROs	$2,330.6	$2,219.4
North America Gypstack Closure Costs
A majority of our ARO relates to Gypstack Closure Costs in Florida and Louisiana. For financial reporting purposes, we recognize our estimated Gypstack Closure Costs at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other non-current liabilities. As of December 31, 2025 and 2024, the present value of our North American Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet was approximately $1.5 billion, respectively.
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
As of December 31, 2025 the undiscounted amount of our Gypstack Closure Costs ARO associated with the facilities covered by the 2015 Consent Decrees, determined using the assumptions used for financial reporting purposes, was approximately $2.3 billion, and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet for those facilities was approximately $1.1 billion.
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities. Pursuant to federal or state laws, the applicable government entities are permitted to draw against such amounts in the event we cannot perform such closure activities. One of the financial assurance arrangements was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at the Plant City Facility. The Plant City Trust also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for the Plant City Facility in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $337.6 million, which reflects our closure cost estimates as of December 31, 2025. The other financial assurance arrangement was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In July 2018, we received $21.0 million from the Bonnie Facility Trust by substituting for the trust fund a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
As of December 31, 2025 and 2024, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack Closure Costs included in our consolidated balance sheet were $387.9 million and $368.7 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third-party comparables or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings. As of December 31, 2025 and 2024, the gross asset position of our derivative instruments was $3.3 million and $3.1 million, respectively, and the gross liability position of our liability instruments was $2.7 million and $87.8 million, respectively.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or (losses) in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of December 31, 2025 and 2024.

The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)
Instrument	Derivative Category	Unit of Measure	December 31, 2025	December 31, 2024
Foreign currency derivatives	Foreign Currency	U.S. Dollars	433.3	1,377.3
Natural gas derivatives	Commodity	MM BTU	0.9	2.5
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2025 and 2024 was $0.6 million and $58.1 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2025 we would have been required to post an additional $0.5 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
16. FAIR VALUE MEASUREMENTS
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives–The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. As of December 31, 2025, our foreign currency contracts were Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment or foreign currency transaction gain (loss). As of December 31, 2025 and 2024, the gross asset position of our foreign currency derivative instruments was $3.3 million and $3.1 million, respectively, and the gross liability position of our foreign currency derivative instruments was $2.3 million and $86.1 million, respectively and is included in Accrued Liabilities in the Consolidated Balance Sheets.
Commodity Derivatives–The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of December 31, 2025 and 2024, the gross asset position of our commodity derivative instruments was zero, and the gross liability position of our commodity derivative instruments was $0.4 million and $1.7 million, respectively.
Interest Rate Derivatives–We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of December 31, 2025 or 2024.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2025		2024
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$276.6	$276.6	$272.8	$272.8
Accounts receivable	1,078.6	1,078.6	1,113.3	1,113.3
Equity securities	1,804.2	1,804.2	1,486.8	1,486.8
Accounts payable	1,171.9	1,171.9	1,156.5	1,156.5
Structured accounts payable arrangements	480.1	480.1	402.3	402.3
Short-term debt	759.9	759.9	847.1	847.1
Long-term debt, including current portion	4,294.0	4,311.0	3,377.6	3,324.1
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
We sponsor various defined benefit pension plans in Brazil, and we acquired multi-employer pension plans for certain of our Brazil associates. All our pension plans are governed by the Brazilian pension plans regulatory agency, National Superintendence of Supplementary Pensions. Our Brazil plans are not individually significant to the Company’s consolidated financial statements after factoring in the multi-employer pension plan indemnification that we acquired through an acquisition. We made contributions to these plans, net of indemnification, of $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

Accounting for Pension Plans
The year-end status of the North American pension plans was as follows:

	Pension Plans
	Years Ended December 31,
(in millions)	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of period	$114.6	$119.6
Service cost	2.7	3.0
Interest cost	5.2	5.5
Actuarial loss	(3.7)	0.2
Currency fluctuations	5.5	(9.4)
Benefits paid and transfers	(3.2)	(4.3)
Plan amendments	1.5	—
Projected benefit obligation at end of period	$122.6	$114.6
Change in plan assets:
Fair value at beginning of period	$146.3	$157.1
Currency fluctuations	6.9	(12.2)
Actual return	1.1	12.8
Company contribution	0.4	(7.1)
Benefits paid and transfers	(3.3)	(4.3)
Fair value at end of period	$151.4	$146.3
Funded status of the plans as of the end of period	$28.8	$31.7
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$34.6	$37.4
Current liabilities	(0.4)	(0.4)
Noncurrent liabilities	(5.4)	(5.3)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service cost	$12.2	$11.9
Actuarial loss	17.3	14.8
The accumulated benefit obligation for the defined benefit pension plans was $122.6 million and $114.6 million as of December 31, 2025 and 2024, respectively. In 2026, we expect the related plans to pay benefit payments of approximately $4.7 million and to contribute cash of at least $1.0 million to the pension plans to meet minimum funding requirements.
Plan Assets and Investment Strategies
The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of our pension plans. The primary investment objective is to secure the promised pension benefits through capital preservation and appreciation to better manage the asset/liability gap and interest rate risk. A secondary investment objective is to most effectively manage investment volatility to reduce the variability of the Company’s required contributions. A significant amount of the assets are invested in funds that are managed by Mosaic’s investment advisor and reviewed by Mosaic management. Plan assets are primarily valued based on external pricing sources and are classified as Level 2. We do not have significant concentrations of credit risk or industry sectors within the plan assets. Fair value measurements of plan assets was $151.4 million at December 31, 2025 and was invested approximately 85% in fixed income securities, 10% in equity securities, and 5% in other investment funds and cash.

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
The expense attributable to defined contribution plans in the U.S. and Canada was $63.9 million, $60.8 million and $61.7 million for 2025, 2024 and 2023, respectively.
Postretirement Medical Benefit Plans
We provide certain health care benefit plans for certain retired employees (“Retiree Health Plans”) which may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance.
The North American Retiree Health Plans are unfunded and the projected benefit obligation was $20.3 million and $20.6 million as of December 31, 2025 and 2024, respectively. This liability should continue to decrease due to our limited exposure. The related income statement effects of the Retiree Health Plans are not material to the Company. We anticipate contributing cash of at least $1.9 million in 2026 to the postretirement medical benefit plans to fund anticipated benefit payments.
The year-end status of the Brazil postretirement medical benefit plans with a discount rate of 11.70% and 9.95% on each of December 31, 2025 and 2024, respectively was as follows:

	Postretirement Medical Benefits
	Years Ended December 31,
(in millions)	2025	2024
Change in accumulated postretirement benefit obligation (“APBO”):
APBO at beginning of year	$54.3	$74.4
Interest cost	6.6	7.4
Actuarial (gain) loss	(1.8)	(11.2)
Currency fluctuations	7.2	(15.2)
Benefits paid	(1.4)	(1.1)
Net increase (decrease) in liability from acquisitions/disposals	0.3	—
APBO at end of year	$65.2	$54.3
Change in plan assets:
Company contribution	$1.4	$1.1
Benefits paid	(1.4)	(1.1)
Unfunded status of the plans as of the end of the year	$(65.2)	$(54.3)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1.4)	$(1.4)
Noncurrent liabilities	(63.8)	(52.9)
Amounts recognized in accumulated other comprehensive income
Prior service credit	$(8.2)	$(8.8)
Actuarial (gain) loss	$(2.5)	$(0.6)

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)
The following table sets forth the changes in AOCI by component during the years ended December 31, 2025, 2024 and 2023:

(in millions)	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Balance at December 31, 2022	$(2,082.3)	$(53.1)	$6.7	$(23.5)	(2,152.2)
Other comprehensive income (loss)	152.0	31.1	1.8	30.6	215.5
Tax (expense) or benefit	2.1	(11.0)	(0.4)	(6.9)	(16.2)
Other comprehensive income (loss), net of tax	154.1	20.1	1.4	23.7	199.3
Less: (Gain) Loss attributable to noncontrolling interest	(2.0)	—	—	—	(2.0)
Balance at December 31, 2023	$(1,930.2)	$(33.0)	$8.1	$0.2	$(1,954.9)
Other comprehensive income (loss)	(478.6)	16.8	(0.1)	(19.6)	(481.5)
Tax (expense) or benefit	(17.0)	(5.9)	—	4.8	(18.1)
Other comprehensive income (loss), net of tax	(495.6)	10.9	(0.1)	(14.8)	(499.6)
Less: (Gain) Loss attributable to noncontrolling interest	5.5	—	—	—	5.5
Balance at December 31, 2024	$(2,420.3)	$(22.1)	$8.0	$(14.6)	$(2,449.0)
Other comprehensive income (loss)	307.4	(4.6)	(0.1)	19.8	322.5
Tax (expense) or benefit	(0.3)	1.9	—	(4.5)	(2.9)
Other comprehensive income (loss), net of tax	307.1	(2.7)	(0.1)	15.3	319.6
Less: (Gain) Loss attributable to noncontrolling interest	(2.5)	—	—	—	(2.5)
Balance at December 31, 2025	$(2,115.7)	$(24.8)	$7.9	$0.7	$(2,131.9)

20. SHARE REPURCHASES
In 2022, our Board of Directors approved two share repurchase programs for a total of $3.0 billion. Our repurchase programs allow the Company to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise and have no set expiration date.
During the year ended December 31, 2025, we made no share repurchases. During the year ended December 31, 2024, we repurchased 7,944,507 shares of Common Stock in the open market for approximately $235.4 million, at an average purchase price per share of $29.63.
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

Year Ended December 31, 2017
Weighted average assumptions used in option valuations:
Expected volatility	35.35%
Expected dividend yield	1.97%
Expected term (in years)	7
Risk-free interest rate	2.34%

A summary of the status of our stock options as of December 31, 2025, and activity during 2025, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	0.5	$32.68
Granted	—	—
Exercised	(0.1)	$28.49
Cancelled or forfeited	(0.1)	$50.43
Outstanding as of December 31, 2025	0.3	$29.80	0.85	$—
Exercisable as of December 31, 2025	0.3	$29.80	0.85	$—
There were no stock options granted or issued in 2024 or 2023.
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
A summary of the status of our restricted stock units as of December 31, 2025, and activity during 2025, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of December 31, 2024	1.6	$41.61
Granted	1.0	23.87
Issued and cancelled or forfeited	(0.4)	$49.48
Restricted stock units as of December 31, 2025	2.2	$31.74
Performance Units
During the years ended December 31, 2025, 2024 and 2023, 818,382, 496,367 and 1,206,263 total stockholder return (“TSR”) performance units were granted, respectively. Final performance units are awarded based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award, plus dividends (a measure of total stockholder return or TSR). The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any units to vest, except in the event of death, disability or retirement at or after age 60, certain changes in control or the exercise of Committee or Board discretion as provided in the related award agreements.
The fair value of each TSR performance unit is determined using a Monte Carlo simulation. This valuation methodology utilizes assumptions consistent with those of our other share-based awards and a range of ending stock prices; however, the expected term of the awards is three years, which impacts the assumptions used to calculate the fair value of performance units as shown in the table below. 193,384, 241,189 and 354,500 of the TSR performance awards issued in 2025, 2024 and 2023, respectively, are to be settled in cash, and are therefore accounted for as a liability with changes in value recorded through earnings during the service period. The remaining TSR performance units issued in 2025, 2024 and 2023 are considered equity-classified fixed awards measured at grant-date fair value and not subsequently re-measured. All of the TSR performance units cliff vest after three years of continuous service and are expensed on a straight-line basis over the required service period, based on the estimated grant date fair value of the award net of estimated forfeitures.

A summary of the assumptions used to estimate the fair value of TSR performance units is as follows:

	Years Ended December 31,
	2025	2024	2023
Performance units granted	818,382	496,367	1,206,283
Average fair value of performance units on grant date	$21.3	$31.02	$50.56
Weighted average assumptions used in performance unit valuations:
Expected volatility	39.71%	40.95%	48.33%
Expected dividend yield	3.64%	2.59%	1.52%
Expected term (in years)	3	3	3
Risk-free interest rate	3.90%	4.48%	4.52%
A summary of our performance unit activity during 2025 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	1.1	$44.15
Granted	0.8	21.30
Issued and cancelled or forfeited	(0.2)	$54.16
Outstanding as of December 31, 2025	1.7	$31.26
The outstanding performance units as of December 31, 2025 and 2024 include 593,968 and 463,410 cash-settled performance units, respectively.
Share-Based Compensation Expense
We recorded share-based compensation expense of $33.7 million, $20.2 million and $37.8 million for 2025, 2024 and 2023, respectively. The tax benefit related to share exercises and lapses in the year was $5.1 million, $1.0 million and $9.0 million for 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $1.5 million of total unrecognized compensation cost related to options, restricted stock units and performance units and shares granted under the 2014 Stock and Incentive Plan and the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year.
There was $0.6 million in cash received from exercises of share-based payment arrangements for 2025. There was no cash received from exercises of share-based payment arrangements for 2024 and 2023. We incurred a tax benefit for tax deductions from options of $6.9 million, $4.1 million and $7.9 million in 2025, 2024 and 2023, respectively.
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

A schedule of future minimum long-term purchase commitments, based on expected market prices as of December 31, 2025 is as follows:

(in millions)	Purchase Commitments
2026	$4,887.8
2027	2,245.4
2028	769.5
2029	449.8
2030	234.6
Subsequent years	24.8
$8,611.9
Purchases made under long-term commitments were $2.7 billion in 2025, $2.1 billion in 2024 and $3.0 billion in 2023.
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
We incur liabilities for reclamation activities and Gypstack closures in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and therefore, in most cases, must be renewed on an annual basis. As of December 31, 2025 we had $829.9 million in surety bonds outstanding, of which $428.2 million is for reclamation obligations primarily related to mining in Florida. In addition, included in the total amount is $337.6 million, reflecting our updated closure cost estimates, delivered to the EPA as a substitute for the financial assurance provided through the Plant City Trust. The remaining balance in surety bonds outstanding of $64.1 million is for other matters.
23. CONTINGENCIES
We have described below the material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water or groundwater impacts. Spills or other releases of regulated substances, subsidence at our facilities and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established reserves of approximately $192.2 million and $197.5 million as of December 31, 2025 and 2024, respectively, of which $87.9 million and $90.8 million are included in Accrued Liabilities and $104.3 million and $106.7 million in Other Non Current Liabilities in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the impacts at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
New Wales Phase II East Stack. In April 2022 we confirmed the presence of a cavity in and liner tear beneath the southern part of the active phosphogypsum stack at the Company’s New Wales facility in Florida. This resulted in process water draining beneath the stack. The circumstances were reported to the FDEP and EPA. Phase I of the repairs, consisting of stabilizing the cavity by depositing low pressure grout into it, began in July 2022 and now is complete. Phase II work, which consists of injecting high pressure grout beneath the stack to restore the geological confining layer beneath it, began in early in 2023 and the work is now complete.
As of December 31, 2025 we have a reserve of $3.4 million, for estimated water management and other costs associated with this event. We are unable to estimate at this time potential future additional financial impacts or a range of loss, if any.
New Wales Phase II West Stack. In October 2023, we observed a series of seismic acoustic emissions and changes to piezometric water levels in a part of the Phase II West phosphogypsum stack at the New Wales, Florida facility. These observations may be an indication of a breach in the stack liner system and were reported to the FDEP and EPA. We have begun repairs; stabilization grouting is complete and high-pressure grouting, which began in October 2024, is expected to conclude in the first half of 2026. The area of the stack is not in use for either process water storage or additional gypsum placement. It lies within a zone of capture of a recovery groundwater well, which is operating as intended. No offsite impacts are known or expected.
As of December 31, 2025 we have a reserve of $65.1 million, for estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss.
EPA RCRA Initiative. We have certain financial assurance and other obligations under consent decrees and a separate financial assurance arrangement relating to our facilities in Florida and Louisiana. These obligations are discussed in Note 14 of our Notes to Consolidated Financial Statements in this Form 10-K.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages or fines of approximately $531.8 million. We estimate that our probable aggregate loss with respect to these claims is approximately $69.4 million, which is included in our accrued liabilities in our Consolidated Balance Sheets at December 31, 2025. Approximately $387.6 million of the maximum potential loss above relates to labor claims, of which approximately $50.3 million is included in accrued liabilities in our Consolidated Balance Sheets at December 31, 2025.
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

Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $751.9 million, of which $200.1 million is subject to an indemnification agreement entered into with Vale S.A in connection with the acquisition of certain mining assets and facilities.
Approximately $431.4 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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
24. RELATED PARTY TRANSACTIONS
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of December 31, 2025, we had amounts included in Accounts Receivable and Accounts Payable on our Consolidated Balances due from our non-consolidated companies of which the net amount totaled $10.0 million. As of December 31, 2024, the net amount due to our non-consolidated companies totaled $46.5 million.
The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Years Ended December 31,
(in millions)	2025	2024	2023
Transactions with non-consolidated companies included in net sales	$1,274.9	$931.0	$1,321.0
Transactions with non-consolidated companies included in cost of goods sold	$1,015.6	$1,082.7	$1,465.2
______________________________
(a) Amounts included in net sales primarily relate to sales from our Potash segment to Canpotex.
(b) Amounts included in cost of goods sold primarily relate to purchases from Canpotex by our Mosaic Fertilizantes segment and India and China distribution businesses. Prior year amounts also includes purchases from MWSPC.
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
For the Phosphate, Potash and Mosaic Fertilizantes segments, the chief operating decision maker uses both segment gross margin and operating earnings to allocate resources to each segment, predominantly in the annual budget and forecasting process. The chief operating decision maker considers forecast-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments. The chief operating decision maker also uses segment gross margin for evaluating product pricing and segment profit or loss from operations to assess the performance for each segment by comparing the results and return on assets of each segment with one another.
Segment information for the years 2025, 2024 and 2023 is as follows:

(in millions)	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Year Ended December 31, 2025
Net sales to external customers	$3,877.8	$2,658.7	$4,847.3	$668.6	$12,052.4
Intersegment net sales	698.7	3.0	—	(701.7)	—
Net sales	4,576.5	2,661.7	4,847.3	(33.1)	12,052.4
Cost of goods sold(b)	4,139.2	1,791.7	4,355.3	(135.7)	10,150.5
Gross margin	437.3	870.0	492.0	102.6	1,901.9
Canadian resource taxes	—	272.8	—	—	272.8
Gross margin (excluding Canadian resource taxes)	437.3	1,142.8	492.0	102.6	2,174.7
Selling, general and administrative(c)	45.8	30.1	147.9	310.1	533.9
Loss (gain) on assets sold and to be sold	—	185.0	(27.7)	—	157.3
Impairment of goodwill	—	3.6	96.3	—	99.9
Other operating expenses(d)	256.0	13.6	(1.4)	21.1	289.3
Operating earnings	135.4	637.7	277.0	(228.6)	821.5
Capital expenditures	848.9	243.5	260.5	6.5	1,359.4
Depreciation, depletion and amortization expense	500.7	336.5	174.2	38.5	1,049.9
Equity in net earnings of nonconsolidated companies	—	—	—	2.3	2.3
Year Ended December 31, 2024
Net sales to external customers	$3,793.3	$2,371.0	$4,422.3	$536.2	$11,122.8
Intersegment net sales	725.5	17.7	—	(743.2)	—
Net sales	4,518.8	2,388.7	4,422.3	(207.0)	11,122.8
Cost of goods sold(b)	3,924.8	1,745.5	4,015.7	(75.1)	9,610.9
Gross margin	594.0	643.2	406.6	(131.9)	1,511.9
Canadian resource taxes	—	232.2	—	—	232.2
Gross margin (excluding Canadian resource taxes)	594.0	875.4	406.6	(131.9)	1,744.1
Selling, general and administrative(c)	45.3	31.1	134.7	285.8	496.9
Other operating expenses(d)	323.7	7.7	34.2	27.9	393.5
Operating earnings	225.1	604.5	237.6	(445.7)	621.5
Gain on sale of equity method investment	522.2	—	—	—	522.2
Capital expenditures	660.7	297.5	242.8	50.8	1,251.8
Depreciation, depletion and amortization expense	505.6	336.5	159.3	24.1	1,025.5
Equity in net earnings of nonconsolidated companies	70.9	—	—	2.4	73.3
Year Ended December 31, 2023
Net sales to external customers	$3,894.5	$3,203.1	$5,684.7	$913.8	$13,696.1
Intersegment net sales	829.8	30.5	—	(860.3)	—
Net sales	4,724.3	3,233.6	5,684.7	53.5	13,696.1
Cost of goods sold(b)	4,022.2	2,018.6	5,473.1	(28.4)	11,485.5
Gross margin	702.1	1,215.0	211.6	81.9	2,210.6
Canadian resource taxes	—	403.4	—	—	403.4
Gross margin (excluding Canadian resource taxes)	702.1	1,618.4	211.6	81.9	2,614.0
Selling, general and administrative(c)	42.0	30.0	110.1	318.4	500.5

Loss (gain) on assets sold and to be sold	—	—	—	(56.5)	(56.5)
Other operating expenses(d)	284.3	33.5	27.0	83.7	428.5
Operating earnings	375.7	1,151.5	74.5	(263.6)	1,338.1
Capital expenditures	625.9	357.4	336.3	82.8	1,402.4
Depreciation, depletion and amortization expense	485.7	299.0	165.5	10.4	960.6
Equity in net earnings of nonconsolidated companies	56.4	—	—	3.9	60.3
Total assets as of December 31, 2025	$10,239.0	$6,610.6	$4,618.5	$3,012.0	$24,480.1
Total assets as of December 31, 2024(e)	9,419.5	6,480.6	4,372.0	2,651.9	22,924.0
Total assets as of December 31, 2023(e)	9,494.9	6,914.7	5,205.7	1,417.5	23,032.8
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the years ended December 31, 2025, 2024 and 2023, distribution operations in India and China had revenues of $640.0 million, $519.6 million and $898.9 million, respectively, and gross margins of $88.0 million, $39.7 million and $(16.8) million, respectively. These operations do not meet the quantitative thresholds for determining reportable segments.
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
(e)In 2025, the information about segment assets regularly provided to and reviewed by our CODM was revised to no longer include intercompany assets and segment cash, and to include an allocation of certain fixed assets from Corprate to the Phosphate and Potash segments. As a result, the December 31, 2024 and 2023 balances have been recast to reflect these changes.
Financial information relating to our operations by geographic area is as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net sales(a):
Brazil	$4,678.5	$4,296.2	$5,480.9
Canpotex(b)	1,247.8	884.3	1,275.7
China	551.3	536.9	556.1
Canada	387.6	520.1	411.6
Paraguay	148.0	178.5	222.8
Argentina	133.4	141.8	75.2
Japan	122.5	130.8	157.7
Colombia	89.1	118.7	103.2
India	70.9	72.8	350.8
Australia	65.6	57.9	69.0
Peru	62.1	49.2	77.5
Mexico	29.0	42.2	125.5
Honduras	32.4	25.7	30.0
Dominican Republic	22.3	14.7	16.7
Other	89.0	82.3	64.3
Total international countries	7,729.5	7,152.1	9,017.0
United States	4,322.9	3,970.7	4,679.1
Consolidated	$12,052.4	$11,122.8	$13,696.1
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex sales to the ultimate third-party customers are made to customers in various countries. The countries with the largest portion of third-party customer sales are Brazil, China, India and Indonesia.

	December 31,
(in millions)	2025	2024
Long-lived assets:
Canada	$5,837.8	$5,390.5
Brazil	2,372.9	2,012.8
Other	630.5	545.8
Total international countries	8,841.2	7,949.1
United States	8,584.7	8,457.2
Consolidated	$17,425.9	$16,406.3
Excluded from the table above as of December 31, 2025 and 2024, are goodwill of $1,005.1 million and $1,061.1 million and deferred income tax assets of $811.6 million and $958.3 million, respectively.
Net sales by product type for the years 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Sales by product type:
Phosphate Crop Nutrients	$3,273.4	$2,978.7	$3,277.5
Potash Crop Nutrients	2,920.4	2,808.6	4,107.7
Crop Nutrient Blends	1,380.6	1,253.4	2,107.4
Performance Products(a)	2,635.1	2,264.2	2,453.3
Phosphate Rock	132.1	217.2	125.9
Other(b)	1,710.8	1,600.7	1,624.3
	$12,052.4	$11,122.8	$13,696.1
______________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

26. Assets Sold and Held for Sale
On October 3, 2025, we completed the sale of our idled Patos de Minas phosphate mining unit in Brazil. Under terms of the agreement, we expect to receive a total of $111 million, with $51 million received at closing and the balance of the purchase price to be paid in installments over the next four years. We recorded a gain of approximately $94 million at closing
On November 3, 2025, we completed the sale of our interest in the Taquari potash mine in Brazil for proceeds of up to $27 million with $12 million received at closing and an additional $10 million due in one year. The remaining $5 million is contingent upon future potash pricing benchmarks. We recorded a loss of approximately $66 million related to the transaction.
On December 19, 2025, we entered into an agreement to sell our Carlsbad potash mine in New Mexico for $20.0 million, subject to adjustment, along with a deferred payment of $10.0 million payable in three installments from 2029 to 2031. Consequently, Carlsbad was reclassified as held for sale, and an impairment loss of approximately $185.0 million was recorded as of December 31, 2025. The fair value of Carlsbad was determined based on the terms of the sale, working capital adjustments and discounted deferred payments, and is classified as Level 3 within the fair value hierarchy due to reliance on unobservable inputs. Any subsequent changes to net assets or significant assumptions may result in further adjustments to the recognized impairment prior to closing. The transaction is expected to close in the first half of 2026, subject to customary closing conditions.
The carrying amounts of the major classes of assets and liabilities of the Carlsbad disposal group classified as held for sale as of December 31, 2025 are as follows:

(in millions)
Assets
Accounts receivable, net	$15.7
Inventories, net	44.5
Other assets	14.2
Property, plant and equipment, net	184.1
Valuation allowance on assets held for sale	(185.0)
Current assets held for sale	$73.5

Liabilities
Accounts payable and accrued expenses	$14.3
Deferred tax liability	20.2
Asset retirement obligations	20.8
Current liabilities held for sale	$55.3

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2025 management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on their evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2025.