Form 10-K/A
period 2025-12-31
MOSAIC CO
filed 2026-03-17
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2026 Annual Meeting of Stockholders (Part III)

EXPLANATORY NOTE
The Mosaic Company (the “Company”), a corporation incorporated under the State of Delaware, originally filed its Annual Report on Form 10-K for the year ended December 31, 2025 with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed solely to: (i) provide the disclosure in Part II, Item 5 regarding the number of shareholders of record outstanding as of February 20, 2026 which was inadvertently omitted from the Original Form 10-K; and (ii) file a revised Esterhazy Potash Facility Consent of Qualified Persons, included as Exhibit 23.5 to this Amendment.
This filing includes Part II, Item 5 with the addition of the information regarding the number of shareholders of record outstanding as of February 20, 2026, and Part IV, Item 15, which includes the revised Esterhazy Potash Facility Consent of Qualified Persons. In addition, as required by Rule 12b‑15, this Amendment includes the certifications of the Company’s principal executive and financial officers required by Rule 13a‑14(a). Because this Amendment does not include financial statements, the Company has not provided new certifications under Rule 13a-14(b).
Except as explicitly set forth herein, this Amendment does not otherwise change, modify or update any other disclosures, or exhibits to, the Original Form 10-K. This Amendment speaks as of the filing date of the Original Form 10-K and does not reflect facts or events that may have occurred subsequent to the filing date of the Original Form 10-K.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal stock exchange on which our common stock is traded is The New York Stock Exchange under the symbol “MOS”. As of February 20, 2026, the number of holders of record of our common stock was 1,125.
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

PART IV.
Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements filed as part of the Original Form 10-K are listed in the Financial Table of Contents included in Original Form 10-K and incorporated by reference in Original Form 10-K in Part II, Item 8, “Financial Statements and Supplementary Data”.
	(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in the Original Form 10-K in Part II, Item 8, “Financial Statements and Supplementary Data”.
	(3)	Reference is made to the Exhibit Index in (b) below.
(b)	Exhibits
Exhibit No.		Description	Incorporated Herein by Reference to	Filed with Electronic Submission
3.i.		Restated Certificate of Incorporation of Mosaic, effective May 19, 2016	Exhibit 3.i to Mosaic’s Current Report on Form 8-K dated May 19, 2016 and filed on May 23, 2016(2)

3.ii.		Amended and Restated Bylaws of Mosaic, effective December 15, 2023	Exhibit 3.1 to Mosaic’s Current Report on Form 8-K dated December 15, 2023 and filed on December 20, 2023(2)

4.i		Credit Agreement dated as of August 19, 2021, among Mosaic, Bank of America, N.A., as administrative agent, Swing Line Lender and an L/C Issuer, and the lenders and other L/D Issuers party thereto	Exhibit 4.i to Mosaic’s Current Report on Form 8-K dated August 23, 2021 and filed on August 23, 2021(2)

4.ii
First Amendment to Credit Agreement, dated as of May 10, 2023, among The Mosaic Company, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders and other L/C Issuers party thereto
Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated May 10, 2023, and filed on May 10, 2023(2)

4.iii
Amended and Restated Credit Agreement, dated as of May 16, 2025, by and among The Mosaic Company, each other subsidiary of the Mosaic party thereto, each lender party thereto and Bank of America, National Association as administrative agent
Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated May 16, 2025 and filed on May 21, 2025(2)

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

4.v		Description of Registrant’s Common Stock	Exhibit 4.iii to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019(2)

10.iii.c.1(3)		Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective December 15, 2023	Exhibit 10.iii.c.i to Mosaic’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023(2)

10.iii.c.2(3)		Mosaic LTI Deferral Plan, approved March 5, 2015	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated March 5, 2015 and filed on March 11, 2015(2)

10.iii.c.3(3)	Amendment to Mosaic LTI Deferral Plan, approved March 1, 2017	Exhibit 10.iii.c.4 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.c.4(3)	Mosaic LTI Deferral Plan, approved December 18, 2024	Exhibit 10.iii.c.4 to Mosaic's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2024(2)

10.iii.d.1(3)	Form of Senior Management Severance and Change in Control Agreement effective April 1, 2023	Exhibit 10.iii.d to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2023(2)

10.iii.d.2(3)	Form of Non-Competition, Non-Solicitation, Non-Defamation and Confidentiality Agreement effective April 1, 2023	Exhibit 10.iii.d.2. to Mosaic’s Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2023(2)

10.iii.d.3(3)	Form of expatriate agreement dated November 1, 2019 between Mosaic and an executive officer	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated October 31, 2019 and filed on November 4, 2019(2)

10.iii.d.4(3)	Form of expatriate agreement dated January 8, 2016, between Mosaic and an executive officer	Exhibit 10.iii.d to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2022(2)

10.iii.e.1(3)	Agreement between Cargill and Mosaic relating to certain former Cargill employees’ participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2012(2)

10.iii.e.2(3)	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan	Exhibit 10.iii.x. to Mosaic’s Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2013(2)

10.iii.f.(3)	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to Mosaic’s Current Report on Form 8-K dated October 8, 2008, and filed on October 14, 2008(2)

10.iii.i.(3)	The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Incentive Plan”)	Appendix B to Mosaic’s Proxy Statement dated April 2, 2014(2)

10.iii.j.(3)	Form of Amendment dated August 14, 2019, to the 2014 Incentive Plan	Exhibit 10.iii.j to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019(2)

10.iii.k.1(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.2(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.7(3)	Form of Global Restricted Stock Unit Award Agreement (March 2023)	Exhibit 10.iii.k.1 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023(2)

10.iii.k.8(3)	Form of Executive TSR Performance Unit Award Agreement (Stock-Settled - March 2023)	Exhibit 10.iii.k.2 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023(2)

10.iii.k.9(3)	Form of Executive TSR Performance Unit Award Agreement (Cash-Settled - March 2023)	Exhibit 10.iii.k.3 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023(2)

10.iii.l.1(3)	The Mosaic Company 2023 Stock and Incentive Plan	Appendix B to Mosaic’s Proxy Statement dated April 12, 2023(2)

10.iii.l.2(3)	Form of Global Restricted Stock Unit Award Agreement under The Mosaic Company 2023 Stock and Incentive Plan approved May 24, 2023	Exhibit 10.iii.i to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2023(2)

10.iii.l.3(3)	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2023 Stock and Incentive Plan approved December 15, 2023	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated December 15, 2023 and filed on December 20, 2023(2)

10.iii.l.4(3)	Form of Executive TSR Stock-Settled Performance Unit Award Agreement approved March 5, 2024, under The Mosaic Company 2023 Stock and Incentive Plan	Exhibit 10.iii.i to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2024(2)

10.iii.l.5(3)	Form of Executive TSR Cash-Settled Performance Unit Award Agreement approved March 5, 2024, under The Mosaic Company 2023 Stock and Incentive Plan	Exhibit 10.iii.ii to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2024(2)

10.iv.a	Consent Decree dated September 30, 2015 among the United States of America, the Florida Department of Environmental Protection, Mosaic Fertilizer, LLC and The Mosaic Company(4)	Exhibit 10.1. to Mosaic’s Current Report on Form 8-K dated September 30, 2015 and filed on October 6, 2015(2)

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

Exhibit 10.v.ii to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016(2)

19	The Mosaic Company Insider Trading and Tipping Policy		****

21	Subsidiaries of the Registrant		****

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		****

23.2	Florida Phosphate Mining Consent of Qualified Persons	Exhibit 23.2 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022(2)

23.3	Tapira Consent of Qualified Persons	Exhibit 23.3 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023(2)

23.4	Belle Plaine Potash Facility Consent of Qualified Persons	Exhibit 23.4 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024(2)

23.5	Esterhazy Potash Facility Consent of Qualified Persons		X

24	Power of Attorney		****

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		****

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		****

31.3	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.4	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		****

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		****

95	Mine Safety Disclosures		****

96.1	Florida Phosphate Mining Technical Report Summary	Exhibit 96.1 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022(2)

96.2	Esterhazy Potash Facility Technical Report Summary		****

96.3	Belle Plaine Potash Facility Technical Report Summary	Exhibit 96.3 to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2024(2)

96.4	Tapira Technical Report Summary	Exhibit 96.4 to Mosaic's Annual Report on Form 10-K for the fiscal year ended December 31, 2023(2)

97.1	Incentive Compensation Recovery Policy	Exhibit 97.1 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023(2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

(c)	Summarized financial information of 50% or less owned persons is included in Note 9 of Notes to Consolidated Financial Statements. Financial statements and schedules are omitted as none of such persons are significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.
*********************************************
(1)	Mosaic agrees to furnish supplementally to the SEC a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
(2)	SEC File No. 001-32327
(3)	Denotes management contract or compensatory plan.
(4)	Confidential information has been omitted from this Exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
****	Previously filed with the Fiscal 2025 10-K

*********************************************
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOSAIC COMPANY
(Registrant)

/s/ Bruce M. Bodine
Bruce M. Bodine
Chief Executive Officer and President
Date: March 17, 2026
S-1