Form 10-Q
period 2026-03-31
MOSAIC CO
filed 2026-05-11
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 317,846,644 shares of Common Stock as of May 8, 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Net sales	$2,998.0	$2,620.9
Cost of goods sold	2,762.4	2,132.5
Gross margin	235.6	488.4
Selling, general and administrative expenses	135.9	122.6
Loss on assets to be sold	232.6	—
Other operating expense	240.0	27.3
Operating earnings (loss)	(372.9)	338.5
Interest expense, net	(55.3)	(40.7)
Foreign currency transaction gain	37.6	133.1
Other income (expense)	104.7	(118.1)
Earnings (loss) from consolidated companies before income taxes	(285.9)	312.8
(Benefit) provision for income taxes	(31.0)	63.3
Earnings (loss) from consolidated companies	(254.9)	249.5
Equity in net earnings of nonconsolidated companies	0.4	0.5
Net earnings (loss) including noncontrolling interests	(254.5)	250.0
Less: Net earnings attributable to noncontrolling interests	3.1	11.9
Net earnings (loss) attributable to Mosaic	$(257.6)	$238.1
Basic net earnings (loss) per share attributable to Mosaic	$(0.81)	$0.75
Basic weighted average number of shares outstanding	317.5	317.0
Diluted net earnings (loss) per share attributable to Mosaic	$(0.81)	$0.75
Diluted weighted average number of shares outstanding	317.5	318.2
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Net earnings (loss) including noncontrolling interest	$(254.5)	$250.0
Other comprehensive income (loss), net of tax
Foreign currency translation gain	51.6	108.1
Net actuarial (loss) gain and prior service cost	(4.9)	0.1
Net (loss) gain on marketable securities held in trust fund	(4.6)	7.9
Other comprehensive income	42.1	116.1
Comprehensive income (loss)	(212.4)	366.1
Less: Comprehensive income attributable to noncontrolling interest	4.5	13.5
Comprehensive income (loss) attributable to Mosaic	$(216.9)	$352.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$281.8	$276.6
Receivables, net, including affiliate receivables of $85.1 and $126.3, respectively	1,015.9	1,078.6
Inventories	3,422.9	3,363.0
Assets held for sale	159.2	73.5
Other current assets	461.0	445.8
Total current assets	5,340.8	5,237.5
Property, plant and equipment, net of accumulated depreciation of $11,281.6 and $11,126.0, respectively	13,678.2	13,982.6
Equity securities and investments in nonconsolidated companies	1,964.1	1,848.2
Goodwill	988.9	1,005.1
Deferred income taxes	988.3	811.6
Other assets	1,608.2	1,595.1
Total assets	$24,568.5	$24,480.1
Liabilities and Equity
Current liabilities:
Short-term debt	$1,202.3	$759.9
Current maturities of long-term debt	49.4	43.1
Structured accounts payable arrangements	399.4	480.1
Accounts payable, including affiliate payables of $173.7 and $115.2, respectively	1,085.0	1,171.9
Accrued liabilities	1,417.3	1,472.5
Liabilities held for sale	134.2	55.3
Total current liabilities	4,287.6	3,982.8
Long-term debt, less current maturities	4,271.1	4,250.9
Deferred income taxes	1,050.6	1,000.8
Other noncurrent liabilities	3,001.4	3,011.4
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 391,790,976 shares issued and 317,846,644 shares outstanding as of March 31, 2026, 395,125,254 shares issued and 317,408,647 shares outstanding as of December 31, 2025	3.2	3.2
Capital in excess of par value	35.1	29.2
Retained earnings	13,856.9	14,184.4
Accumulated other comprehensive loss	(2,091.2)	(2,131.9)
Total Mosaic stockholders' equity	11,804.0	12,084.9
Noncontrolling interests	153.8	149.3
Total equity	11,957.8	12,234.2
Total liabilities and equity	$24,568.5	$24,480.1
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net earnings (loss) including noncontrolling interests	$(254.5)	$250.0
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	316.6	243.0
Deferred and other income taxes	(85.9)	(11.0)
Equity in net (earnings) of nonconsolidated companies, net of dividends	(0.3)	(0.4)
Accretion expense for asset retirement obligations	34.2	32.2
Share-based compensation expense	10.3	9.3
Unrealized (gain) loss on equity securities	(112.5)	116.6
Unrealized (gain) loss on derivatives	1.2	(57.7)
Foreign currency adjustments	(63.1)	(159.0)
Impairment of assets held for sale	232.6	—
Other	97.0	11.4
Changes in assets and liabilities:
Receivables, net	58.4	59.6
Inventories	(7.4)	(162.4)
Other current and noncurrent assets	(16.9)	55.1
Accounts payable and accrued liabilities	(66.4)	(259.8)
Change in asset retirement obligations	(49.9)	(66.3)
Other noncurrent liabilities	10.8	(17.7)
Net cash provided by operating activities	104.2	42.9
Cash Flows from Investing Activities:
Capital expenditures	(356.8)	(340.8)
Purchases of available-for-sale securities - restricted	(544.9)	(102.5)
Proceeds from sale of available-for-sale securities - restricted	504.1	97.1
Proceeds from sale of assets	31.4	5.8
Other	(2.8)	(0.4)
Net cash used in investing activities	(369.0)	(340.8)
Cash Flows from Financing Activities:
Payments of short-term debt	(3,158.8)	(3,618.7)
Proceeds from issuance of short-term debt	3,500.8	3,804.5
Payments of inventory financing arrangement	(300.2)	(199.5)
Proceeds from inventory financing arrangement	401.3	401.6
Payments of structured accounts payable arrangements	(258.7)	(204.9)
Proceeds from structured accounts payable arrangements	174.3	182.1
Proceeds from issuance of long-term debt	1.6	—
Collections of transferred receivables	202.3	105.8
Payments of transferred receivables	(202.3)	(105.8)
Payments of long-term debt	(18.3)	(11.7)
Cash dividends paid	(70.8)	(70.9)
Other	(8.2)	(10.5)
Net cash provided by financing activities	263.0	272.0
Effect of exchange rate changes on cash	2.2	(0.4)
Net change in cash, cash equivalents and restricted cash	0.4	(26.3)
Cash, cash equivalents and restricted cash - December 31	298.6	305.0
Cash, cash equivalents and restricted cash - March 31	$299.0	$278.7
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$281.8	$259.2
Restricted cash in other current assets	3.4	8.6
Restricted cash in other assets	13.8	10.9
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$299.0	$278.7

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $5.9 and $8.6 for the three months ended March 31, 2026 and 2025, respectively)	$16.8	$12.1
Income taxes (net of refunds)	64.3	75.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	316.9	$3.2	$2.1	$13,926.1	$(2,449.0)	$132.3	$11,614.7
Total comprehensive (loss) income	—	—	—	238.1	114.5	13.5	366.1
Vesting of restricted stock units	0.3	—	(3.1)	—	—	—	(3.1)
Stock based compensation	—	—	9.3	—	—	—	9.3
Dividends ($0.22 per share)	—	—	—	(70.3)	—	—	(70.3)
Balance as of March 31, 2025	317.2	$3.2	$8.3	$14,093.9	$(2,334.5)	$145.8	$11,916.7

Balance as of December 31, 2025	317.4	$3.2	$29.2	$14,184.4	$(2,131.9)	$149.3	$12,234.2
Total comprehensive income (loss)	—	—	—	(257.6)	40.7	4.5	(212.4)
Vesting of restricted stock units	0.4	—	(4.4)	—	—	—	(4.4)
Stock based compensation	—	—	10.3	—	—	—	10.3
Dividends (0.22 per share)	—	—	—	(69.9)	—	—	(69.9)
Balance as of March 31, 2026	317.8	$3.2	$35.1	$13,856.9	$(2,091.2)	$153.8	$11,957.8

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
•Our Mosaic Fertilizantes business segment includes five phosphate rock mines and four phosphate chemical plants. and a potash mine. The segment also includes our distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water port and throughput warehouse terminal facility in Brazil. It also includes the results of Mosaic Biosciences sales in Brazil.
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives and investment in equity securities of Saudi Arabian Mining Company (“Ma’aden”), debt expenses, the results of the China and India distribution businesses and Mosaic Biosciences sales in China, India and North America are included within Corporate, Eliminations and Other.
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accounting Estimates
Preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates made by management relate to the estimates of fair value of the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities, including asset retirement obligations (“ARO”), and income tax-related accounts, including the valuation allowance against deferred income tax assets. Actual results could differ from these estimates.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2026	December 31, 2025
Other current assets
Income and other taxes receivable	$241.7	$230.6
Prepaid expenses	201.7	194.6
Other	17.6	20.6
	$461.0	$445.8

Other assets
Restricted cash	$13.8	$14.2
MRO inventory	139.2	141.9
Marketable securities held in trust	758.0	758.4
Operating lease right-of-use assets	236.3	223.6
Cloud computing cost	134.3	140.7
Other	326.6	316.3
	$1,608.2	$1,595.1

Accrued liabilities
Accrued dividends	$74.6	$75.9
Payroll and employee benefits	141.0	168.8
Asset retirement obligations	239.0	271.3
Customer prepayments(a)	243.7	297.3
Accrued income and other taxes	45.1	34.3
Operating lease obligation	58.4	59.6
Other	615.5	565.3
	$1,417.3	$1,472.5

Other noncurrent liabilities
Asset retirement obligations	$2,288.5	$2,330.6
Operating lease obligation	181.3	166.0
Accrued pension and postretirement benefits	108.4	102.8
Unrecognized tax benefits	24.8	23.1
Other	398.4	388.9
	$3,001.4	$3,011.4
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to Mosaic	$(257.6)	$238.1
Basic weighted average number of shares outstanding	317.5	317.0
Dilutive impact of share-based awards	—	1.2
Diluted weighted average number of shares outstanding	317.5	318.2
Basic net income (loss) per share attributable to Mosaic	$(0.81)	$0.75
Diluted net income (loss) per share attributable to Mosaic	$(0.81)	$0.75
A total of 2.3 million shares of common stock subject to issuance related to share-based awards for the three months ended March 31, 2026, and 0.4 million for the three months ended March 31, 2025 have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$309.5	$285.7
Work in process	1,134.0	1,150.2
Finished goods	1,727.7	1,587.6
Final price deferred(a)	32.1	133.8
Operating materials and supplies	219.6	205.7
	$3,422.9	$3,363.0
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $988.9 million and $1.0 billion as of March 31, 2026 and December 31, 2025, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Corporate, Eliminations and Other	Total
Balance as of December 31, 2025	$993.0	$12.1	$1,005.1
Foreign currency translation	(16.2)	—	(16.2)
Balance as of March 31, 2026	$976.8	$12.1	$988.9

We will perform our next annual goodwill impairment analysis for each of our reporting units as of October 31, 2026.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of March 31, 2026 we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.5	$—	$—	$4.5
Level 2
Corporate debt securities	216.1	1.6	(3.4)	214.3
Municipal bonds	210.5	2.5	(1.7)	211.3
U.S. government bonds	317.5	—	(2.3)	315.2
Total	$748.6	$4.1	$(7.4)	$745.3

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.8	$—	$—	$4.8
Level 2
Corporate debt securities	218.8	3.4	(2.8)	219.4
Municipal bonds	208.3	3.9	(1.3)	210.9
U.S. government bonds	308.7	—	(0.5)	308.2
Total	$740.6	$7.3	$(4.6)	$743.3

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$74.1	$(0.9)	$17.0	$(0.2)
Municipal bonds	49.5	(0.8)	14.0	—
U.S. government bonds	313.0	(2.3)	306.2	(0.5)
	$436.6	$(4.0)	$337.2	$(0.7)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$35.8	$(2.5)	$48.3	$(2.7)
Municipal bonds	25.4	(0.9)	40.2	(1.2)
	$61.2	$(3.4)	$88.5	$(3.9)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2026. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

March 31, 2026
Due in one year or less	$13.6
Due after one year through five years	187.2
Due after five years through ten years	496.0
Due after ten years	44.0
Total debt securities	$740.8
For the three months ended March 31, 2026, realized gains were $0.5 million and realized losses were $2.6 million. For the three months ended March 31, 2025, realized gains were $0.4 million and realized losses were $0.5 million.

9. Financing Arrangements
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of March 31, 2026 and December 31, 2025, we had financed inventory of $401.3 million and $300.2 million, respectively, under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.
Receivable Purchasing Arrangement
We finance certain accounts receivable through a Receivable Purchasing Agreement (“RPA”) with banks whereby, from time-to-time, we sell the receivables to bank counterparties. The net face value of the purchased receivables may not exceed $500

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. The receivables sold under the RPA are accounted for as a true sale. Upon sale, these receivables are removed from the Condensed Consolidated Balance Sheets. Cash received is presented as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
During the three months ended March 31, 2026, the Company sold approximately $185.9 million of accounts receivable under this arrangement. During the three months ended March 31, 2025, the Company sold approximately $102.1 million. Discounts on sold receivables were not material for any period presented. Following such sales, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of March 31, 2026 and December 31, 2025, there was no amount outstanding to be remitted to the banks. Any outstanding amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 119 to 193 days from date of shipment. As of March 31, 2026 and December 31, 2025, the total structured accounts payable arrangements were $399.4 million and $480.1 million, respectively.
Commercial Paper Note Program
In September 2022, we established a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We use our revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of March 31, 2026, we had $788.7 million outstanding under this program, with a weighted average interest rate of 4.00% and remaining average term of 15 days. As of December 31, 2025, we had $459.5 million outstanding under this program, with a weighted average interest rate of 3.99% and a remaining average term of 10 days.
Term Loan Facility
In May 2023, we entered into a $700 million, 10-year senior unsecured term loan facility. The term loan matures on May 18, 2033. We may voluntarily prepay the outstanding principal without premium or penalty. As of March 31, 2026 and December 31, 2025, $570.0 million has been drawn under this facility with no further draws available. Interest rates for the term loan are variable and are based on the Secured Overnight Financing Rate (“SOFR”), plus credit spread adjustments.
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
A reconciliation of our AROs is as follows:

(in millions)	March 31, 2026	December 31, 2025
AROs, beginning of period	$2,601.9	$2,572.2
Liabilities incurred	3.2	22.7
Liabilities settled	(53.1)	(288.9)
Accretion expense	34.2	129.7
Revisions in estimated cash flows	—	190.5
Foreign currency translation	5.9	37.8
Reclass to held for sale	(64.6)	(62.1)
AROs, end of period	2,527.5	2,601.9
Less current portion	239.0	271.3
Non-current portion of AROs	$2,288.5	$2,330.6
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
The remaining monetary obligations under the 2015 Consent Decrees include a provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed in Note 8 to our Consolidated Financial Statements. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.
As of December 31, 2025, the undiscounted amount of our Gypstack Closure Costs ARO associated with the facilities covered by the 2015 Consent Decrees, determined using the assumptions used for financial reporting purposes, was approximately $2.3 billion, and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet for those facilities was approximately $1.1 billion.

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
As of March 31, 2026 and December 31, 2025, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $368.5 million and $387.9 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the three months ended March 31, 2026, gross unrecognized tax benefits remained at $1.4 billion. The balance is primarily related to an unrecognized tax benefit which was established on a potential loss in the U.S. associated with the divestiture of the Taquari mine that was acquired as part of the Vale acquisition. In December 2025, the Company applied to the Internal Revenue Services’ Pre-Filing Agreement Program to evaluate the amount and nature of the loss. In March 2026, the Company received notice from the IRS of its acceptance into the program. If recognized, approximately $1.4 billion in unrecognized tax benefits would affect our effective tax rate, other deferred tax assets, and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $6.2 million and $6.0 million as of March 31, 2026 and December 31, 2025, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended March 31, 2026, discrete tax items recorded in tax expense was a benefit of approximately $27.2 million. The benefit primarily related to the tax effects of notable items recorded as discrete, partially offset by discrete changes to valuation allowances in Brazil and share-based excess costs that resulted in additional tax expense. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with foreign-derived deduction eligible income, and by the impact of

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate, plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended March 31, 2026, income tax expense was impacted by this set of rules, resulting in reduced expense of $0.1 million compared to what would have been recorded under the general rule on a consolidated basis.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the gross asset position of our derivative instruments was $1.7 million and $3.3 million, respectively, and the gross liability position of our liability instruments was $1.6 million and $2.7 million, respectively.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2026	December 31, 2025
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	338.1	433.3
Natural gas derivatives	Commodity	MMbtu	—	0.9
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2026 and December 31, 2025 was $0.5 million and $0.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2026, we would have been required to post an additional $0.5 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2026 and December 31, 2025, the gross asset position of our foreign currency derivative instruments was $1.7 million and $3.3 million, respectively, and the gross liability position of our foreign currency derivative instruments was $1.6 million and $2.3 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts and swaps. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. The gross asset position of our commodity derivative instruments was zero as of March 31, 2026 and December 31, 2025, and the gross liability position of our commodity instruments was zero and $0.4 million as of March 31, 2026 and December 31, 2025, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of March 31, 2026.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$281.8	$281.8	$276.6	$276.6
Accounts receivable	1,015.9	1,015.9	1,078.6	1,078.6
Equity securities	1,916.7	1,916.7	1,804.2	1,804.2
Accounts payable	1,085.0	1,085.0	1,171.9	1,171.9
Structured accounts payable arrangements	399.4	399.4	480.1	480.1
Short-term debt	1,202.3	1,202.3	759.9	759.9
Long-term debt, including current portion	4,320.5	4,278.7	4,294.0	4,311.0
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three months ended March 31, 2026 and March 31, 2025:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended March 31, 2026
Balance at December 31, 2025	$(2,115.7)	$(24.8)	$7.9	$0.7	$(2,131.9)
Other comprehensive income (loss)	50.9	0.3	—	(6.0)	45.2
Tax (expense) benefit	0.7	(5.2)	—	1.4	(3.1)
Other comprehensive income (loss), net of tax	51.6	(4.9)	—	(4.6)	42.1
Other comprehensive income (loss) attributable to noncontrolling interest	(1.4)	—	—	—	(1.4)
Balance as of March 31, 2026	$(2,065.5)	$(29.7)	$7.9	$(3.9)	$(2,091.2)

Three Months Ended March 31, 2025
Balance at December 31, 2024	$(2,420.3)	$(22.1)	$8.0	$(14.6)	$(2,449.0)
Other comprehensive income (loss)	109.1	0.2	—	10.3	119.6
Tax (expense) benefit	(1.0)	(0.1)	—	(2.4)	(3.5)
Other comprehensive income (loss), net of tax	108.1	0.1	—	7.9	116.1
Other comprehensive income (loss) attributable to noncontrolling interest	(1.6)	—	—	—	(1.6)
Balance as of March 31, 2025	$(2,313.8)	$(22.0)	$8.0	$(6.7)	$(2,334.5)
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of March 31, 2026, the net amount due to our non-consolidated companies totaled $89.4 million. As of December 31, 2025, the net amount due from our non-consolidated companies totaled $10.0 million.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended March 31,
	2026	2025
Transactions with related parties included in net sales(a)	$329.2	$226.4
Transactions with related parties included in cost of goods sold(b)	197.8	172.8
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
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water or groundwater impacts. Spills or other releases of regulated substances, subsidence at our facilities and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $171.8 million and $192.2 million as of March 31, 2026 and December 31, 2025, respectively, of which $89.0 million and $87.9 million are included in Accrued Liabilities and $82.8 million and $104.3 million in Other Non Current Liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
New Wales Phase II West Stack. In October 2023, we observed a series of seismic acoustic emissions and changes to piezometric water levels in a part of the Phase II West phosphogypsum stack at the New Wales, Florida facility. These observations may be an indication of a breach in the stack liner system and were reported to the FDEP and EPA. We have begun repairs; stabilization grouting is complete and high-pressure grouting, which began in October 2024, is expected to conclude in the summer of 2026. The area of the stack is not in use for either process water storage or additional gypsum placement. It lies within a zone of capture of a recovery groundwater well, which is operating as intended. No offsite impacts are known or expected.
As of March 31, 2026, we have a reserve of $55.5 million for estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
have a material effect on our business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.
We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to our acquisition of facilities or businesses from parties including, but not limited to: ARCO (BP); Beatrice Fund for Environmental Liabilities; CF; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies; and certain other private parties. Our subsidiaries have already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures. We record potential indemnifications as an offset to the established accruals when they are realizable or realized. The failure of an indemnitor to fulfill its obligations could result in future costs that could be material.
Antitrust Matter. Beginning in March 2026, several putative antitrust class action lawsuits were filed in various U.S. federal courts against Mosaic and other fertilizer producers by purported direct and indirect purchasers of nitrogen, phosphate, and potash fertilizer products. The complaints generally allege that Mosaic and other defendants engaged in anticompetitive conduct in violation of U.S. antitrust laws in connection with the pricing and sale of fertilizer products in the United States, and seek certification of nationwide and/or state classes, treble damages, injunctive relief, and attorneys’ fees and costs. Motions have been filed with the U.S. Judicial Panel on Multidistrict Litigation ("JPML") seeking to centralize these actions for coordinated pretrial proceedings, and related motions addressing venue, consolidation, and other procedural matters are pending. The JPML is scheduled to hear the parties’ requests on May 28, 2026. The Company disputes the allegations and intends to defend these matters vigorously.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $541.6 million. We estimate that our probable aggregate loss with respect to these claims is approximately $73.3 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at March 31, 2026. Approximately $392.1 million of the foregoing maximum potential loss relates to labor claims, of which approximately $52.8 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at March 31, 2026.
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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $782.8 million, of which $200.6 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $470.6 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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
Segment information for the three months ended March 31, 2026 and 2025 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended March 31, 2026
Net sales to external customers	$1,211.8	$671.4	$937.1	$177.7	$2,998.0
Intersegment net sales	214.2	(4.0)	—	(210.2)	—
Net sales	1,426.0	667.4	937.1	(32.5)	2,998.0
Cost of goods sold(b)	1,422.6	476.1	902.5	(38.8)	2,762.4
Gross margin	3.4	191.3	34.6	6.3	235.6
Canadian resource taxes	—	66.8	—	—	66.8
Gross margin (excluding Canadian resource taxes)	3.4	258.1	34.6	6.3	302.4
Selling, general and administrative(c)	12.9	8.6	36.1	78.3	135.9
Loss on assets to be sold	—	—	232.6	—	232.6
Other operating expenses(d)	38.4	5.7	188.0	7.9	240.0
Operating earnings (loss)	(47.9)	176.9	(422.1)	(79.8)	(372.9)
Capital expenditures	222.0	48.7	85.5	0.6	356.8
Depreciation, depletion and amortization expense	151.0	89.8	65.9	9.9	316.6
Three months ended March 31, 2025
Net sales to external customers	$964.8	$570.2	$933.8	$152.1	$2,620.9
Intersegment net sales	133.8	—	—	(133.8)	—
Net sales	1,098.6	570.2	933.8	18.3	2,620.9
Cost of goods sold(b)	931.3	401.6	806.8	(7.2)	2,132.5
Gross margin	167.3	168.6	127.0	25.5	488.4
Canadian resource taxes	—	47.3	—	—	47.3
Gross margin (excluding Canadian resource taxes)	167.3	215.9	127.0	25.5	535.7
Selling, general and administrative(c)	12.1	7.8	23.2	79.5	122.6
Other operating expenses(d)	15.8	4.1	5.3	2.1	27.3
Operating earnings (loss)	139.4	156.8	98.5	(56.2)	338.5
Capital expenditures	236.3	45.1	59.2	0.2	340.8
Depreciation, depletion and amortization expense	113.2	81.0	38.1	10.7	243.0
Total Assets
As of March 31, 2026	$10,200.7	$6,464.9	$4,725.0	$3,177.9	$24,568.5
As of December 31, 2025	10,239.0	6,610.6	4,618.5	3,012.0	24,480.1
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three months ended March 31, 2026, distribution operations in India and China collectively had revenue of $177.0 million and gross margin

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
of $21.4 million. For the three months ended March 31, 2025, distribution operations in India and China collectively had revenue of $147.4 million and gross margin of $20.3 million. These operations do not meet the quantitative thresholds for determining reportable segments.
(b)The primary components of cost of goods sold are raw material purchases, including sulfur and ammonia, conversion costs and transportation costs.
(c)Selling, general and administrative expenses include nonmanufacturing payroll expense and professional services expense.
(d)Other operating expenses typically relate to five major categories: (1) AROs, (2) environmental and legal reserves, (3) idle facility costs, (4) insurance reimbursements, and (5) gain/loss on sale or disposal of fixed assets. In the first quarter of 2026, this specifically includes expenses such as contract terminations, impairment of property, plant and equipment, inventory write-offs and severance costs as a result of the decision to divest of the Araxá mining and chemical complex and idle the related mining activities at the Patrocínio complex in Brazil.

Financial information relating to our operations by geographic area is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Net sales(a)(b):
Brazil	924.7	$907.0
Canada	405.4	340.5
Other foreign countries	485.9	310.6
Total international sales	1,816.0	1,558.1
United States	1,182.0	1,062.8
Consolidated	2,998.0	$2,620.9
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Sales to Canpotex were $315.2 million and $215.5 million for the three months ended March 31, 2026 and 2025, respectively. Canpotex sales to the ultimate third-party customers are made to customers in various countries. The countries with the largest portion of third-party customer sales are Brazil, China, India and Indonesia.

Net sales by product type are as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Sales by product type:
Phosphate Crop Nutrients	$1,041.5	$720.3
Potash Crop Nutrients	563.0	507.4
Crop Nutrient Blends	369.7	340.1
Performance Products(a)	572.5	497.8
Phosphate Rock	29.0	119.9
Other(b)	422.3	435.4
	$2,998.0	$2,620.9
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
18. Assets Held for Sale and Idle Facilities
Assets Held for Sale
During March 2026, we committed to a plan to divest of our Araxá mining and chemical complex in Brazil and classified the disposal group as held for sale. As part of our ongoing portfolio optimization efforts, we determined that divesting the Araxa complex would allow us to focus capital and resources on higher-return opportunities within our global phosphate operations. We expect to complete the sale within the next 12 months. Upon classification, we measured the disposal group at the lower of carrying value or fair value less costs to sell, resulting in an impairment charge of approximately $233 million recorded in other operating expense in the Condensed Consolidated Statements of Earnings (Loss). The Araxá disposal group is included in the Mosaic Fertilizantes reportable segment.
The fair value of the Araxá disposal group was determined based on market participant assumptions, including indicative pricing received from potential buyers. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs, including the expected sales prices and estimates costs to sell. Subsequent changes to the fair value or to significant assumptions underlying the measurement may result in further adjustments to the recognized impairment.
On December 19, 2025, we entered into an agreement to sell our Carlsbad potash mine in New Mexico for $20 million, subject to adjustment, along with a deferred payment of $10 million payable in three installments from 2029 to 2031. The decision to divest Carlsbad supports our strategic focus on our core potash assets in Canada. The disposal group was classified as held for sale as of December 31, 2025. During the first quarter of 2026, the expected net sales price was adjusted to $5 million based on working capital settlements and the present value of the deferred payment component. The Carlsbad disposal group is included in the Potash reportable segment.
The fair value of the Carlsbad disposal group was determined based on the terms of the sale agreement. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. The transaction closed subsequent to quarter end on April 30, 2026 and we received cash proceeds of approximately $2 million. The carrying amounts of the Carlsbad assets held for sale, valuation allowance and liabilities held for sale as of March 31, 2026, did not change materially from the amounts presented at December 31, 2025.
The carrying amounts of the major classes of assets and liabilities of the Araxá and Carlsbad disposal groups classified as held for sale were as follows:

(in millions)
Assets	March 31, 2026	December 31, 2025
Accounts receivable, net	$4.5	$15.7
Inventories, net	44.8	44.5
Other assets	9.7	14.2
Property, plant and equipment, net	517.8	184.1
Valuation allowance on assets held for sale	(417.6)	(185.0)
Current assets held for sale	$159.2	$73.5

Liabilities
Accounts payable and accrued expenses	$28.6	$14.3
Deferred tax liability	20.2	20.2
Asset retirement obligations	85.4	20.8
Current liabilities held for sale	$134.2	$55.3
Idle Facilities
During March 2026, in connection with the decision to divest the Araxá mining and chemical complex in Brazil and to idle the facility, we also announced plans to idle the related mining activities at the Patrocínio complex in Brazil for the foreseeable

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
future. The mine will be placed in care and maintenance mode, employing minimal staff while we continue to evaluate strategic alternatives, including exploration activities related to other minerals such as niobium. The decision to idle Patrocínio resulted in accelerated depreciation of approximately $26 million. For actions to idle the facilities, we recorded pre‑tax charges totaling approximately $159 million during the three months ended March 31, 2026, recorded in other operating expense in the Condensed Consolidated Statements of Earnings (Loss). These charges consisted of approximately $72 million for the termination of contracts exited in March 2026, $56 million for impairment of property, plant and equipment, $21 million for write‑off of inventory and other costs and $10 million for severance and other employee costs.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2025 (the “10-K Report”) and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended
	March 31,		2026-2025
(in millions, except per share data)	2026	2025	Change	Percent
Net sales	$2,998.0	$2,620.9	$377.1	14%
Cost of goods sold	2,762.4	2,132.5	629.9	30%
Gross margin	235.6	488.4	(252.8)	(52)%
Gross margin percentage	8%	19%	(11)%
Selling, general and administrative expenses	135.9	122.6	13.3	11%
Loss on assets to be sold	232.6	—	232.6	NM
Other operating expense	240.0	27.3	212.7	NM
Operating earnings (loss)	(372.9)	338.5	(711.4)	(210)%
Interest expense, net	(55.3)	(40.7)	(14.6)	36%
Foreign currency transaction gain	37.6	133.1	(95.5)	(72)%
Other income (expense)	104.7	(118.1)	222.8	(189)%
Earnings (loss) from consolidated companies before income taxes	(285.9)	312.8	(598.7)	(191)%
(Benefit) provision for income taxes	(31.0)	63.3	(94.3)	(149)%
Earnings (loss) from consolidated companies	(254.9)	249.5	(504.4)	(202)%
Equity in net earnings of nonconsolidated companies	0.4	0.5	(0.1)	(20)%
Net earnings (loss) including noncontrolling interests	(254.5)	250.0	(504.5)	(202)%
Less: Net earnings attributable to noncontrolling interests	3.1	11.9	(8.8)	(74)%
Net earnings (loss) attributable to Mosaic	$(257.6)	$238.1	$(495.7)	(208)%
Diluted net earnings (loss) per share attributable to Mosaic	$(0.81)	$0.75	$(1.56)	(208)%
Diluted weighted average number of shares outstanding	317.5	318.2

Overview of Consolidated Results for the three months ended March 31, 2026 and 2025
For the three months ended March 31, 2026, Mosaic incurred a net loss of $(257.6) million, or $(0.81) per diluted share, compared to net income of $238.1 million, or $0.75 per diluted share, for the same period last year. Gross margin for the current year period was unfavorably impacted by higher raw material and input costs, driven largely by increased sulfur prices as compared to the prior year period, as discussed further below. Net income for the three months ended March 31, 2026 was also negatively impacted by the strategic decision to idle and divest the Araxá mining and chemical complex and idle the related mining activities at the Patrocínio complex in Brazil, which resulted in additional expenses of approximately $442 million. Net income for the three months ended March 31, 2026 was favorably impacted by a foreign currency transaction gain of $37.6 million and an unrealized mark-to-market gain of approximately $112.0 million on the investment in Ma’aden shares, included in other income (expense).
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In the first quarter of 2026, geopolitical events drove volatility throughout global commodities markets. The escalation of conflict in the Middle East and renewed attacks on the Russian/Ukrainian industry have restricted exports of fertilizers and raw materials (namely sulfur and ammonia), further tightening global supplies and pressuring affordability of fertilizer products. While average selling prices increased during the quarter, compared to the prior year period, the increases were more than offset by elevated input costs, particularly sulfur and ammonia, which pressured margins and limited the benefit of higher phosphate prices.
In our Phosphate segment, the operating loss for the three months ended March 31, 2026 was $(48) million compared to operating earnings of $139 million in the prior year period. In the current year period, operating results were negatively impacted by higher raw material costs, primarily sulfur, compared to the prior year period. The increased raw materials costs reflect the tightened global supply conditions mentioned above. The unfavorable impact of increased costs in the current year period was partially offset by favorable sales prices and increased sales volumes, reflecting increased global demand and stronger starting inventories that enabled fulfillment of export demand.
In our Potash segment, operating earnings for the three months ended March 31, 2026 were $177 million, compared to $157 million in the prior year. Operating results benefited from higher average selling prices and sales volumes in the current year period. Prices have improved due to tight global supply conditions and continued strength in international demand. These benefits were partially offset by higher fixed costs and unfavorable cost absorption. In addition, the operating results were unfavorably impacted by higher Canadian resource taxes resulting from higher revenue and margins.
In our Mosaic Fertilizantes segment, the operating loss for the three months ended March 31, 2026 was $(422) million, compared to operating earnings of $99 million in the prior year. As mentioned above, in March 2026, we committed to a plan to divest of the Araxá mining and chemical complex and idle the related mining activities at the Patrocínio complex in Brazil. This decision resulted in charges during the quarter of approximately $442 million, primarily related to impairment of the disposal group, write-off of other assets, termination of contracts no longer in use, idle facility costs and accelerated depreciation. In addition, higher costs of purchased products for resale and higher raw material costs, primarily sulfur, contributed to the unfavorable operating results. These unfavorable impacts were partially offset by higher average selling prices in the current year period. Sales volumes of finished goods were lower in the current year period due to reduced production resulting from idling our Araxa and Fospar facilities
Corporate, Eliminations and Other had an operating loss of $(80) million for the three months ended March 31, 2026, compared to a loss of $(56) million in the prior year. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, the Mosaic Bioscience business, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and unrealized losses on derivatives and debt expenses.
In the second quarter of 2026, raw material prices, particularly sulfur, remain elevated due to limited availability. As a result, we are closely monitoring markets and are reviewing our phosphate production plans in the U.S. and Brazil. As part of this review, we are taking initial steps to partially curtail production at our Louisiana and Bartow, Florida locations and scaling back production in Brazil.

Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2026-2025
(in millions, except price per tonne or unit)	2026	2025	Change	Percent
Net sales:
North America	$921.9	$832.9	$89.0	11%
International	504.1	265.7	238.4	90%
Total	1,426.0	1,098.6	327.4	30%
Cost of goods sold	1,422.6	931.3	491.3	53%
Gross margin	$3.4	$167.3	$(163.9)	(98)%
Gross margin as a percentage of net sales	—%	15%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,116	846	270	32%
Performance and Other(b)	820	652	168	26%
Total finished product tonnes	1,936	1,498	438	29%
Rock	322	450	(128)	(28)%
Total Phosphate Segment Tonnes(a)	2,258	1,948	310	16%
Realized prices ($/tonne)
Average finished product selling price(c)	$653	$632	$21	3%
DAP selling price (fob plant)	$668	$623	$45	7%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$626	$416	$210	50%
Sulfur (long ton)	$379	$157	$222	141%
Blended rock (metric tonne)	$86	$77	$9	12%
Production volume (in thousands of metric tonnes) - North America	1,641	1,423	218	15%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales. Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes.
Three months ended March 31, 2026 and March 31, 2025
The Phosphate segment’s net sales were $1.4 billion for the three months ended March 31, 2026, compared to $1.1 billion for the three months ended March 31, 2025. The year-over-year increase was primarily driven by higher sales volumes, which contributed approximately $280 million to net sales compared to the prior year period. Additionally, higher average finished goods sales prices added approximately $40 million, while freight and other product revenue contributed approximately $10 million compared to the prior year period.
Our average finished product selling price increased 3% to $653 per tonne for the three months ended March 31, 2026, compared to $632 per tonne in the prior year period, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products increased to 1.9 million for the three months ended March 31, 2026, compared to 1.5 million in the prior year period due to the factors discussed in the Overview.

Gross margin for the Phosphate segment decreased to $3.4 million for the three months ended March 31, 2026, from $167.3 million for the three months ended March 31, 2025. Gross margin in the current year period was negatively impacted by higher raw material costs, primarily sulfur and ammonia, of approximately $280 million. In addition, higher water treatment costs of approximately $20 million and higher freight expense of approximately $15 million attributed to the decrease in gross margin in the current year period. These negative impacts were partially offset by higher sales volumes of approximately $80 million and higher average selling prices of approximately $40 million in the current year period. Additionally, lower conversion costs of approximately $20 million and freight and other non product margin of approximately $15 million positively impacted current period gross margin.
The average consumed price for ammonia for our North America operations increased 50%, to $626 per tonne, for the three months ended March 31, 2026, from $416 in the same period a year ago. The average consumed sulfur price for our North America operations increased 141%, to $379 per long ton, for the three months ended March 31, 2026, from $157 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $86 per tonne for the three months ended March 31, 2026, from $77 per tonne for the three months ended March 31, 2025. For the three months ended March 31, 2026 our North America phosphate rock production was unfavorably impacted by moving into new mining areas, which resulted in production of 1.9 million tonnes compared to 2.4 million tonnes in the prior year period.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients increased 15% for the three months ended March 31, 2026 from the prior year period. This resulted in an operating rate for processed phosphate production of 66% for the three months ended March 31, 2026, up from 58% for the same period in 2025, when we had downtime for planned maintenance.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2026-2025
(in millions, except price per tonne or unit)	2026	2025	Change	Percent
Net sales:
North America	$344.2	$346.5	$(2.3)	(1)%
International (a)	323.2	223.7	99.5	44%
Total	667.4	570.2	97.2	17%
Cost of goods sold	476.1	401.6	74.5	19%
Gross margin	$191.3	$168.6	$22.7	13%
Gross margin as a percentage of net sales	29%	30%
Sales volume(b) (in thousands of metric tonnes)
MOP	1,971	1,947	24	1%
Performance and Other(c)	188	166	22	13%
Total Potash Segment Tonnes	2,159	2,113	46	2%
Realized prices ($/tonne)
Average finished product selling price(d)	$277	$234	$43	18%
MOP selling price (fob mine)	$265	$223	$42	19%
Production volume (in thousands of metric tonnes)	2,209	2,256	(47)	(2)%
______________________________

(a) Includes Canpotex sales to international customers.
(b) Includes intersegment sales volumes.
(c) Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.

(d)Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes.
Three months ended March 31, 2026 and March 31, 2025
The Potash segment’s net sales increased to $667.4 million for the three months ended March 31, 2026, compared to $570.2 million in the same period a year ago. The increase was primarily due to higher average selling prices, which favorably impacted net sales by approximately $90 million, compared to the same period in the prior year. Higher sales volumes also contributed approximately $10 million to the increase in sales from the prior year.
Our average finished product selling price was $277 per tonne for the three months ended March 31, 2026, compared to $234 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products were 2.2 million tonnes for the three months ended March 31, 2026, slightly higher than 2.1 million tonnes for the same period a year ago.
Gross margin for the Potash segment increased to $191.3 million for the three months ended March 31, 2026, up from $168.6 million in the prior year period. The increase was primarily driven by favorable finished goods pricing, which contributed approximately $90 million. This benefit was partially offset by higher fixed costs and inventory absorption of approximately $30 million and higher plant costs of approximately $20 million compared to the prior year period. In addition, Canadian resources taxes increased by approximately $20 million, compared to the prior year period, as discussed further below.
We incurred $66.8 million in Canadian resource taxes for the three months ended March 31, 2026, compared to $47.3 million in the same period a year ago. Canadian royalty expense increased to $11.7 million for the three months ended March 31, 2026, compared to $8.9 million for the three months ended March 31, 2025. The fluctuations in Canadian resource taxes and royalties are a result of increases in our sales revenue and margins.
Our operating rate for potash production was 77% for the three months ended March 31, 2026, which was comparable to 78% for the same period in 2025.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended
	March 31,		2026-2025
(in millions, except price per tonne or unit)	2026	2025	Change	Percent
Net Sales	$937.1	$933.8	$3.3	—%
Cost of goods sold	902.5	806.8	95.7	12%
Gross margin	$34.6	$127.0	$(92.4)	(73)%
Gross margin as a percent of net sales	4%	14%
Sales volume (in thousands of metric tonnes)
Fertilizer produced in Brazil sold to third parties(a)	282	331	(49)	(15)%
Fertilizer produced in Brazil sold through distribution	300	358	(58)	(16)%
Purchased nutrients for distribution	1,036	1,158	(122)	(11)%
Total Mosaic Fertilizantes Segment Tonnes	1,618	1,847	(229)	(12)%
Realized prices ($/tonne)
Average finished product selling price(b)	$527	$452	$75	17%
Brazil MAP price (delivered price to third party)	$728	$681	$47	7%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	38	62	(24)	(39)%
MicroEssentials® from Mosaic	310	120	190	158%
Potash from Mosaic/Canpotex	542	355	187	53%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$722	$684	$38	6%
Sulfur (long ton)	$466	$219	$247	113%
Blended rock (metric tonne)	$104	$97	$7	7%
Production volume (in thousands of metric tonnes)	656	876	(220)	(25)%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
(b) Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes.
Three months ended March 31, 2026 and March 31, 2025
The Mosaic Fertilizantes segment’s net sales of $937.1 million for the three months ended March 31, 2026, were comparable to the prior year period of $933.8 million. The $3.3 million increase in net sales from the prior year period was driven by approximately $125 million of higher finished product sales prices, partially offset by lower sales volumes, which impacted net sales by approximately $105 million. Additionally, lower sales volumes of other products, primarily gypsum, unfavorably impacted net sales by approximately $15 million compared to the prior year.
Our average finished product selling price was $527 per tonne for the three months ended March 31, 2026, compared to $452 per tonne for the same period a year ago, due to the factors discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 12% for the three months ended March 31, 2026, compared to the same period a year ago, due to the factor discussed in the Overview.
Gross margin for the Mosaic Fertilizantes segment decreased to $34.6 million for the three months ended March 31, 2026, from $127.0 million in the same period of the previous year. This decrease was primarily driven by higher product costs of approximately $110 million in our distribution operations, and higher raw material costs, primarily sulfur, of approximately $40 million in our production operations. In addition, accelerated depreciation related to the idling of mining operations at

Patrocinio unfavorably impacted gross margin by approximately $26 million in the current period. The decrease in sales volumes also reduced gross margin by approximately $30 million. These impacts were partially offset by higher average selling prices during the current year period, which contributed approximately $125 million to gross margin compared to the prior year period.
The average consumed price for ammonia for our Brazilian operations increased to $722 per tonne for the three months ended March 31, 2026, compared to $684 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations increased to $466 per long ton for the three months ended March 31, 2026, compared to $219 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 25% for the three months ended March 31, 2026, compared to the prior year period, primarily due to idling our Araxa and Fospar facilities in the current year period. For the three months ended March 31, 2026 our phosphate operating rate decreased to 66%, compared to 78% in the same period of the prior year.
For the three months ended March 31, 2026 our Brazilian phosphate rock production decreased to 0.7 million tonnes compared to 1.0 million in the prior year period, due to idling our Patrocínio mine in Brazil.
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
For the three months ended March 31, 2026, gross margin for Corporate, Eliminations and Other was $6.3 million, compared to $25.5 million for the same period in the prior year. Sales in China and India, collectively, resulted in revenue of $177.0 million and gross margin of $21.4 million in the current year period, compared to revenue of $147.4 million and gross margin of $20.3 million in the prior year period. The China and India gross margin was favorably impacted by increased selling prices and higher sales volumes, which was partially offset by an increase in product costs. In addition, gross margin in the current year was favorably impacted by intersegment profit eliminations of approximately $5 million compared to an unfavorable impact of approximately $50 million in the prior year. Gross margin was unfavorably impact by approximately $2 million of net unrealized loss, primarily on foreign currency derivatives, compared to $60 million of net unrealized gain on derivatives in the prior year, and other costs of approximately $15 million in the current year period.
Other Income Statement Items

	Three months ended
	March 31,		2026-2025
(in millions)	2026	2025	Change	Percent
Selling, general and administrative expenses	$135.9	$122.6	$13.3	11%
Loss on assets to be sold	232.6	—	232.6	NM
Other operating expense	240.0	27.3	212.7	NM
Interest expense	(65.3)	(52.2)	(13.1)	25%
Interest income	10.0	11.5	(1.5)	(13)%
Interest expense, net	(55.3)	(40.7)	(14.6)	36%
Foreign currency transaction gain	37.6	133.1	(95.5)	(72)%
Other income (expense)	104.7	(118.1)	222.8	NM
(Benefit) provision for income taxes	(31.0)	63.3	(94.3)	NM

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2026 increased by $13.3 million compared to the same period of prior year. The current year quarter includes approximately $6 million for a bad debt reserve in our Mosaic Fertilizantes segment and higher incentive compensation of approximately $3 million.
Loss On Assets To Be Sold
During March 2026, we committed to a plan to dispose of the Araxá mining and chemical complex in Brazil and classified the disposal group as held for sale. This resulted in an impairment loss of approximately $232.6 million in the current year period. See further discussion in Note 18 of our Notes to Consolidated Financial Statements.
Other Operating Expense
For the three months ended March 31, 2026, other operating expenses were $240.0 million, up from $27.3 million reported for the same period of the prior year. In connection with the decision to divest of the Araxá mining and chemical complex and idle the related mining activities at the Patrocínio complex in Brazil, we recorded charges totaling approximately $159 million during the three months ended March 31, 2026. These expenses consisted of approximately $72 million for contract terminations, $56 million for impairment of property, plant and equipment, $21 million for write‑off of inventory and other costs, and $10 million for severance and other employee costs. We also incurred approximately $24 million of idle costs related to these sites. In addition, the period was unfavorably impacted by approximately $25 million related to environmental reserves. Partially offsetting these expenses was a gain on the sale of land of approximately $31 million recorded in the current year period.
Interest Expense, Net
For the three months ended March 31, 2026, net interest expense increased to $55.3 million compared to $40.7 million for the same period in the prior year. The increase was primarily due to higher debt levels in the current year period.
Foreign Currency Transaction Gain
For the three months ended March 31, 2026, fluctuations in foreign currency rates led to a transaction gain of $37.6 million compared to a gain of $133.1 million for the same period of the prior year.
Other Income (Expense)
For the three months ended March 31, 2026, we reported other income of $104.7 million compared to expense of $118.1 million for the same period in the prior year. The significant increase in other income for the current year was primarily driven by unrealized mark-to-market gains on our investment in Ma’aden shares of approximately $112 million, compared to an unrealized loss on investment in Ma’aden shares of approximately $120 million in the prior year period.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
March 31, 2026	10.8%	$(31.0)
March 31, 2025	20.2%	$63.3

Income tax expense was a benefit of $31.0 million, and the effective tax rate was 10.8%, for the three months ended March 31, 2026.
For the three months ended March 31, 2026, discrete tax items recorded in tax expense was a benefit of approximately $27.2 million. The benefit primarily related to the tax effects of notable items recorded as discrete, partially offset by discrete changes to valuation allowances in Brazil and share-based excess costs that resulted in additional tax expense. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, by a benefit associated with foreign-derived deduction eligible income, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
On July 4, 2025, the U.S. enacted budget reconciliation package H.R. 1 otherwise known as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes a broad range of tax law changes, including the permanent extension of certain expired or expiring provisions of the Tax Cuts and Jobs Act and changes to certain other U.S. tax provisions. The legislation has multiple effective dates, with provisions effective beginning in 2025 and 2026. The Company reflects the impact of the enacted provisions as they become effective. There was no material change to our effective tax rates for the quarter ended March 31, 2026 compared to the prior year quarter due to the provisions becoming effective.
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
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $281.8 million, short-term debt of $1.2 billion, long-term debt, including current maturities, of approximately $4.3 billion, and stockholders’ equity of approximately $12.0 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including by paying dividends. During the three months ended March 31, 2026, we paid cash dividends of $70.8 million and invested $0.4 billion in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for the next 12 months and beyond. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of March 31, 2026, we had approximately $0.6 billion available under our uncommitted facilities and $1.7 billion available under our $2.5 billion commercial paper program that is backed by the revolving credit facility. We consider amounts borrowed under our commercial paper program as a reduction of availability under our revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 11 of our Notes to Consolidated Financial Statements in our 10-K Report. We were in compliance with these ratios as of March 31, 2026.
All of our cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2026. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the three months ended March 31, 2026 and March 31, 2025:

(in millions)	Three months ended
	March 31,		2026-2025
Cash Flow	2026	2025	Change	Percent
Net cash provided by operating activities	$104.2	$42.9	$61.3	143%
Net cash used in investing activities	(369.0)	(340.8)	(28.2)	8%
Net cash provided by financing activities	263.0	272.0	(9.0)	(3)%
Operating Activities
During the three months ended March 31, 2026, net cash provided by operating activities was $104.2 million, compared to net cash provided by operating activities of $42.9 million for the same period in the prior year. Our results of operations, after non-cash adjustments, contributed $175.6 million to cash flows from operating activities during the three months ended March 31, 2026, compared to $434.4 million as computed on the same basis as the prior year period. During the three months ended March 31, 2026, we had an unfavorable change in assets and liabilities of $71.4 million, compared to an unfavorable change of $391.5 million during the three months ended March 31, 2025.
The change in assets and liabilities for the three months ended March 31, 2026 was primarily driven by a decrease in accounts payable and accrued liabilities of $66.4 million and a change in asset retirement obligations (“AROs”) of $49.9 million, partially offset by a favorable impact from a decrease in accounts receivable of $58.4 million. The decrease in accounts payable and accrued liabilities was primarily due to the timing of employee incentive payments and a decrease in customer prepayments in Brazil. The change in AROs was primarily due to payments for our ongoing obligations. Accounts receivable decreased primarily due to lower sales volumes at the end of the first quarter of 2026 compared to the fourth quarter of 2025.
Investing Activities
Net cash used in investing activities was $369.0 million for the three months ended March 31, 2026, compared to $340.8 million for the same period a year ago. We had capital expenditures of $356.8 million for the three months ended March 31, 2026, compared to $340.8 million in the prior year period. For the three months ended March 31, 2026, we received proceeds from the sale of assets of $31.4 million compared to $5.8 million in the prior year period.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $263.0 million, compared to $272.0 million for the same period in the prior year. During the three months ended March 31, 2026, we received net proceeds of $101.1 million under our inventory financing arrangement and $342.0 million under other short-term debt arrangements. During the current year period, we paid dividends of $70.8 million, made net payments on our structured accounts payable arrangements of $84.4 million and payments on long-term debt, net of borrowings, of $16.7 million.
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

•a material adverse change in our Ma’aden investment with respect to the financial position, performance, operations or prospects of Ma’aden;
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
•terrorism, armed conflict, disruptions associated with geopolitical conflict, or other malicious intentional acts, including cybersecurity risks such as attempts to gain unauthorized access to, or disable, our information technology systems, or our costs of addressing malicious intentional acts;

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
As of March 31, 2026 and December 31, 2025, the fair value of our major foreign currency exchange contracts was $0.1 million and $1.0 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2026				As of December 31, 2025
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Years ending December 31,
	2026	2027	2028		2026	2027
Foreign Currency Exchange Forwards
Canadian Dollar				$(0.7)			$2.4
Notional (million US$) - long Canadian dollars	$38.2	$—	$—		$181.1	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3619	—	—		1.3859	—
Indian Rupee				$0.3			$0.5
Notional (million US$) - short Indian rupee	$6.0	$—	$—		$42.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	90.9956	—	—		89.0340	—
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(0.7)			$(1.4)
Notional (million US$) - long Brazilian real	$—	$—	$—		$95.0	$—
Weighted Average Rate - Brazilian real to U.S. dollar	—	—	—		5.6132	—
Notional (million US$) - short Brazilian real	$177.5	$—	$—		$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.2686	—	—		—	—
Indian Rupee				$0.7			$—
Notional (million US$) - short Indian rupee	$29.2	$—	$—		$28.8	$—
Weighted Average Rate - Indian rupee to U.S. dollar	92.3701	—	—		90.1810	—
China Renminbi				$0.5			$(0.5)
Notional (million US$) - short China renminbi	$87.2	$—	$—		$86.4	$—
Weighted Average Rate - China renminbi to U.S. dollar	6.8786	—	—		7.0585	—
Total Fair Value				$0.1			$1.0

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of March 31, 2026 and December 31, 2025, the fair value of our natural gas commodities contracts was zero and $(0.4) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2026			As of December 31, 2025
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2026	2027	Fair Value	2026	2027	Fair Value
Natural Gas Swaps			$0.0			$(0.4)
Notional (million MMBtu) - long	—	—		0.9	—
Weighted Average Rate (US$/MMBtu)	$—	$—		$2.53	$—
Total Fair Value			$0.0			$(0.4)

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the quarter ended March 31, 2026.

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
Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) and the U.S. Court of Appeals for the Federal Circuit (“CAFC”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway. CIT is reviewing the DOC’s second remand redetermination for the CVD investigation for Morocco. The DOC is conducting a second remand redetermination for the first administrative review for Russia, which will be reviewed by the CIT. The ITC recently reaffirmed its original affirmative injury finding in a second remand redetermination, which is also being reviewed by the CIT and briefing is underway. The CAFC is reviewing Mosaic’s challenge to the DOC’s determination in the first administrative review for Morocco.
When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP (lowered to 2.11% on remand) and 28.50% for Russian producer PhosAgro. In addition, in November and December 2024 DOC announced the final results of the second administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco covering calendar year 2022. DOC calculated subsidy rates of 16.60% for OCP and 18.21% for PhosAgro. Mosaic, as well as parties that oppose the duties, have appealed the final results of DOC’s first and second administrative reviews to the CIT. In April 2026, DOC announced the final results of the third administrative review for the CVD order on phosphate fertilizers from Russia, covering calendar year 2023. DOC calculated a subsidy rate of 12.71% for Joint Stock Company Apatit, the only Russian producer subject to review. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals, whether in federal courts or at the World Trade Organization.
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
On December 22, 2025, the court heard argument on co-defendants’ motion for partial summary judgment based on their claim that the court lacked subject matter jurisdiction over the plaintiffs’ demands for injunctive relief. Under the state’s Local Action Rule, where the relief being sought would directly affect real property in Polk County, the court must have territorial jurisdiction over the property in order to have the requisite subject matter jurisdiction. Because the plaintiffs seek to excavate real property in Polk County, the court concluded on February 20, 2026 it did not have jurisdiction. It granted the summary judgment motion based on the local action rule, and not on the merits of plaintiffs’ claims. The court’s decision was not appealed. Plaintiffs subsequently filed the dismissed claims in Polk County against co-defendants, but not Mosaic.
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
Administrative Sanction Proceeding, Compañía Minera Miski Mayo S.R.L. In January 2026, OEFA, Peru’s national environmental authority, issued a Penalty Proposal Report and a Final Instruction Report in connection with an administrative sanctioning proceeding arising from a 2023 administrative review at Compañía Minera Miski Mayo’s Fosfatos Bayóvar location. OEFA is responsible for environmental oversight, supervision and the sanctioning of regulated activities in Peru. The proceeding consolidates four alleged instances of non‑compliance with applicable environmental laws, involving (i) drainage channels in the mine area; (ii) drainage channels at the coarse tailings pile; (iii) progressive closure obligations at the North waste rock dump; and (iv) an alleged exceedance of applicable wastewater limits.
The Final Instruction Report closed the investigation phase of the administrative sanctioning proceeding and initiated the defense phase. On February 5, 2026, Miski Mayo submitted its defense to OEFA’s Decision Authority,which by the end of February issued a first instance decision confirming the full amount of the penalty initially imposed. Miski Mayo would be permitted to seek judicial review of OEFA's final decision, if desired, before the Peruvian courts.
Miski Mayo intends to vigorously defend this matter and seek judicial review before the Peruvian courts, if needed.

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “10-K Report”). In addition to these risk factors, we include the following updates:
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
In addition, geopolitical instability and heightened tensions involving Iran, have disrupted global shipping routes, including the Strait of Hormuz, a critical transit corridor for energy and certain industrial commodities, including sulfur and ammonia. Disruptions to shipping through the Strait of Hormuz could continue to adversely affect the availability, cost, or timing of sulfur and ammonia inputs and have contributed to increased fuel and transportation costs. Such disruptions could further exacerbate volatility in input pricing and availability and, if sustained, could have a material adverse impact on our business, financial condition, results of operations or cash flows.
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
During the quarter ended March 31, 2026, we did not purchase any shares of our common stock under our Board approved stock repurchase programs.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During our fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.d.1	Form of Senior Management Severance and Change-in-Control Agreement		X

10.iii.d.2	Form of Non-Competition, Non-Solicitation, Non-Defamation and Confidentiality Agreement		X

10.iii.f	Form of Indemnification Agreement between Mosaic and its directors and executive officers		X

10.iii.k.1	Form of Global Restricted Stock Unit Award Agreement (March 2026)		X

10.iii.k.2	Form of TSR Performance Unit Award Agreement (Stock-Settled - March 2026)		X

10.iii.k.3	Form of TSR Performance Unit Award Agreement (Cash-Settled - March 2026)		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ Russell A. Flugel

Vice President and Controller
(on behalf of the registrant and as principal accounting officer)
May 11, 2026