Form 10-Q
period 2026-09-30
MOSAIC CO
filed 2026-11-04
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 317,903,655 shares of Common Stock as of October 30, 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$3,100.6	$3,452.1	$8,922.7	$9,078.7
Cost of goods sold	3,016.5	2,899.8	8,388.3	7,519.4
Gross margin	84.1	552.3	534.4	1,559.3
Selling, general and administrative expenses	124.4	125.5	391.9	415.3
Loss on assets sold and to be sold	—	73.1	238.8	73.1
Other operating expense	56.3	13.9	408.7	148.2
Operating earnings (loss)	(96.6)	339.8	(505.0)	922.7
Interest expense, net	(59.5)	(45.6)	(177.6)	(139.3)
Foreign currency transaction gain (loss)	38.3	(1.2)	36.5	301.3
Other income (expense)	14.5	306.3	(44.0)	391.7
Earnings (loss) from consolidated companies before income taxes	(103.3)	599.3	(690.1)	1,476.4
(Benefit) provision for income taxes	(37.9)	175.5	(102.7)	384.8
Earnings (loss) from consolidated companies	(65.4)	423.8	(587.4)	1,091.6
Equity in net earnings of nonconsolidated companies	0.1	0.3	2.1	2.2
Net earnings (loss) including noncontrolling interests	(65.3)	424.1	(585.3)	1,093.8
Less: Net earnings attributable to noncontrolling interests	6.8	12.7	17.2	33.6
Net earnings (loss) attributable to Mosaic	$(72.1)	$411.4	$(602.5)	$1,060.2
Basic net earnings (loss) per share attributable to Mosaic	$(0.23)	$1.30	$(1.90)	$3.34
Basic weighted average number of shares outstanding	317.9	317.4	317.8	317.2
Diluted net earnings (loss) per share attributable to Mosaic	$(0.23)	$1.29	$(1.90)	$3.33
Diluted weighted average number of shares outstanding	317.9	319.4	317.8	318.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net earnings (loss) including noncontrolling interest	$(65.3)	$424.1	$(585.3)	$1,093.8
Other comprehensive income (loss), net of tax
Foreign currency translation (loss) gain	(13.9)	(4.8)	(36.2)	343.1
Net actuarial (loss) gain and prior service cost	0.7	(1.7)	(5.1)	(2.5)
Realized (loss) gain on interest rate swap	—	(0.1)	(0.1)	(0.1)
Net (loss) gain on marketable securities held in trust fund	(20.4)	5.8	(26.0)	21.4
Other comprehensive income (loss)	(33.6)	(0.8)	(67.4)	361.9
Comprehensive income (loss)	(98.9)	423.3	(652.7)	1,455.7
Less: Comprehensive income attributable to noncontrolling interest	6.7	13.4	18.1	37.1
Comprehensive income (loss) attributable to Mosaic	$(105.6)	$409.9	$(670.8)	$1,418.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$272.6	$276.6
Receivables, net, including affiliate receivables of $88.2 and $126.3, respectively	1,013.6	1,078.6
Inventories	3,224.0	3,363.0
Assets held for sale	106.8	73.5
Other current assets	410.4	445.8
Total current assets	5,027.4	5,237.5
Property, plant and equipment, net of accumulated depreciation of $11,776.1 and $11,126.0, respectively	13,577.3	13,982.6
Equity securities and investments in nonconsolidated companies	1,845.0	1,848.2
Goodwill	970.6	1,005.1
Deferred income taxes	1,149.6	811.6
Other assets	1,567.2	1,595.1
Total assets	$24,137.1	$24,480.1
Liabilities and Equity
Current liabilities:
Short-term debt	$511.6	$759.9
Current maturities of long-term debt	68.7	43.1
Structured accounts payable arrangements	402.4	480.1
Accounts payable, including affiliate payables of $95.6 and $115.2, respectively	871.3	1,171.9
Accrued liabilities	1,424.6	1,472.5
Liabilities held for sale	76.9	55.3
Total current liabilities	3,355.5	3,982.8
Long-term debt, less current maturities	5,332.8	4,250.9
Deferred income taxes	954.6	1,000.8
Other noncurrent liabilities	3,017.9	3,011.4
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 395,619,275 shares issued and 317,902,668 shares outstanding as of September 30, 2026, 395,125,254 shares issued and 317,408,647 shares outstanding as of December 31, 2025	3.2	3.2
Capital in excess of par value	53.8	29.2
Retained earnings	13,441.8	14,184.4
Accumulated other comprehensive loss	(2,200.2)	(2,131.9)
Total Mosaic stockholders' equity	11,298.6	12,084.9
Noncontrolling interests	177.7	149.3
Total equity	11,476.3	12,234.2
Total liabilities and equity	$24,137.1	$24,480.1
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net earnings (loss) including noncontrolling interests	$(585.3)	$1,093.8
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	900.6	781.7
Deferred and other income taxes	(321.3)	55.7
Equity in net (earnings) of nonconsolidated companies, net of dividends	(2.1)	(1.8)
Accretion expense for asset retirement obligations	99.2	97.5
Share-based compensation expense	22.7	24.2
Unrealized (gain) loss on equity securities	11.1	(407.7)
Unrealized (gain) loss on derivatives	0.3	(85.1)
Foreign currency adjustments	56.6	(285.9)
Impairment of assets held for sale	238.8	73.0
Amortization of debt financing fees	23.8	33.6
Other	192.4	100.8
Changes in assets and liabilities:
Receivables, net	69.6	71.9
Inventories	187.9	(578.9)
Other current and noncurrent assets	8.9	27.6
Accounts payable and accrued liabilities	(280.2)	48.2
Change in asset retirement obligations	(132.9)	(201.1)
Other noncurrent liabilities	65.9	33.4
Net cash provided by operating activities	556.0	880.9
Cash Flows from Investing Activities:
Capital expenditures	(958.6)	(1,009.8)
Purchases of available-for-sale securities - restricted	(1,050.4)	(598.2)
Proceeds from sale of available-for-sale securities - restricted	1,024.8	577.9
Proceeds from sale of assets	34.7	6.0
Other	(4.4)	1.9
Net cash used in investing activities	(953.9)	(1,022.2)
Cash Flows from Financing Activities:
Payments of short-term debt	(9,218.7)	(11,400.6)
Proceeds from issuance of short-term debt	8,766.8	11,606.0
Payments of inventory financing arrangement	(1,705.2)	(1,404.6)
Proceeds from inventory financing arrangement	1,908.7	1,505.8
Payments of structured accounts payable arrangements	(669.0)	(699.4)
Proceeds from structured accounts payable arrangements	578.4	683.5
Proceeds from issuance of long-term debt	2,499.6	4.7
Collections of transferred receivables	490.9	217.2
Payments of transferred receivables	(490.4)	(217.2)
Payments of long-term debt	(1,488.5)	(54.5)
Cash dividends paid	(210.6)	(210.5)
Dividends paid to noncontrolling interest	(7.1)	(13.1)
Contributions to noncontrolling interest	8.5	—
Other	(44.1)	(26.7)
Net cash provided by (used in) financing activities	419.3	(9.4)
Effect of exchange rate changes on cash	(29.3)	23.0
Net change in cash, cash equivalents and restricted cash	(7.9)	(127.7)
Cash, cash equivalents and restricted cash - December 31	298.6	305.0
Cash, cash equivalents and restricted cash - September 30	$290.7	$177.3
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2026	September 30, 2025

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$272.6	$153.3
Restricted cash in other current assets	2.4	8.0
Restricted cash in other assets	15.7	16.0
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$290.7	$177.3

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $16.0 and $24.1 for the nine months ended September 30, 2026 and 2025, respectively)	$171.2	$113.7
Income taxes (net of refunds)	172.2	239.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of June 30, 2025	317.3	$3.2	$16.6	$14,504.3	$(2,089.1)	$149.6	$12,584.6
Total comprehensive income	—	—	—	411.4	(1.5)	13.4	423.3
Vesting of restricted stock units	0.1	—	(0.4)	—	—	—	(0.4)
Stock based compensation	—	—	6.5	—	—	—	6.5
Dividends (0.22 per share)	—	—	—	(70.3)	—	—	(70.3)
Dividends for noncontrolling interests	—	—	—	—	—	(6.7)	(6.7)
Balance as of September 30, 2025	317.4	$3.2	$22.7	$14,845.4	$(2,090.6)	$156.3	$12,937.0

Balance as of December 31, 2024	316.9	$3.2	$2.1	$13,926.1	$(2,449.0)	$132.3	$11,614.7
Total comprehensive (loss) income	—	—	—	1,060.2	358.4	37.1	1,455.7
Vesting of restricted stock units	0.5	—	(3.6)	—	—	—	(3.6)
Stock based compensation	—	—	24.2	—	—	—	24.2
Dividends (0.44 per share)	—	—	—	(140.9)	—	—	(140.9)
Dividends for noncontrolling interests	—	—	—	—	—	(13.1)	(13.1)
Balance as of September 30, 2025	317.4	$3.2	$22.7	$14,845.4	$(2,090.6)	$156.3	$12,937.0

Balance as of June 30, 2026	317.9	$3.2	$42.9	$13,584.5	$(2,166.7)	$171.0	$11,634.9
Total comprehensive income (loss)	—	—	—	(72.1)	(33.5)	6.7	(98.9)
Stock option exercises	—	—	6.4	—	—	—	6.4
Vesting of restricted stock units	—	—	(0.1)	—	—	—	(0.1)
Stock based compensation	—	—	4.6	—	—	—	4.6
Dividends (0.22 per share)	—	—	—	(70.6)	—	—	(70.6)
Balance as of September 30, 2026	317.9	$3.2	$53.8	$13,441.8	$(2,200.2)	$177.7	$11,476.3

Balance as of December 31, 2025	317.4	$3.2	$29.2	$14,184.4	$(2,131.9)	$149.3	$12,234.2
Total comprehensive income (loss)	—	—	—	(602.5)	(68.3)	18.1	(652.7)
Stock option exercises	—	—	6.4	—	—	—	6.4
Vesting of restricted stock units	0.5	—	(4.5)	—	—	—	(4.5)
Stock based compensation	—	—	22.7	—	—	—	22.7
Dividends (0.44 per share)	—	—	—	(140.1)	—	—	(140.1)
Dividends for noncontrolling interests	—	—	—	—	—	(7.1)	(7.1)
Equity to noncontrolling interests	—	—	—	—	—	17.4	17.4
Balance as of September 30, 2026	317.9	$3.2	$53.8	$13,441.8	$(2,200.2)	$177.7	$11,476.3
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
•Our Potash business segment owns and operates potash mines and production facilities in Canada which produce potash-based crop nutrients, animal feed ingredients and industrial products. Our U.S. location was sold during 2026. Potash sales include domestic and international sales. We are a member of Canpotex, Limited (“Canpotex”), an export association of Canadian potash producers through which we sell our Canadian potash outside the U.S. and Canada.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2026	December 31, 2025
Other current assets
Income and other taxes receivable	$205.4	$230.6
Prepaid expenses	187.6	194.6
Other	17.4	20.6
	$410.4	$445.8

Other assets
Restricted cash	$15.7	$14.2
MRO inventory	134.6	141.9
Marketable securities held in trust	732.5	758.4
Operating lease right-of-use assets	209.7	223.6
Cloud computing cost	121.5	140.7
Other	353.2	316.3
	$1,567.2	$1,595.1

Accrued liabilities
Accrued dividends	$4.9	$75.9
Payroll and employee benefits	188.6	168.8
Asset retirement obligations	248.3	271.3
Customer prepayments(a)	240.4	297.3
Accrued income and other taxes	116.4	34.3
Operating lease obligation	63.5	59.6
Other	562.5	565.3
	$1,424.6	$1,472.5

Other noncurrent liabilities
Asset retirement obligations	$2,281.4	$2,330.6
Operating lease obligation	148.4	166.0
Accrued pension and postretirement benefits	111.1	102.8
Unrecognized tax benefits	29.6	23.1
Other	447.4	388.9
	$3,017.9	$3,011.4
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Mosaic	$(72.1)	$411.4	$(602.5)	$1,060.2
Basic weighted average number of shares outstanding	317.9	317.4	317.8	317.2
Dilutive impact of share-based awards	—	2.0	—	1.6
Diluted weighted average number of shares outstanding	317.9	319.4	317.8	318.8
Basic net income (loss) per share attributable to Mosaic	$(0.23)	$1.30	$(1.90)	$3.34
Diluted net income (loss) per share attributable to Mosaic	$(0.23)	$1.29	$(1.90)	$3.33
A total of 2.1 million and 2.0 million shares of common stock subject to issuance related to share-based awards for the three and nine months ended September 30, 2026, and zero for the three and nine months ended September 30, 2025 have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	September 30, 2026	December 31, 2025
Raw materials	$261.2	$285.7
Work in process	1,247.0	1,150.2
Finished goods	1,503.6	1,587.6
Final price deferred(a)	7.2	133.8
Operating materials and supplies	205.0	205.7
	$3,224.0	$3,363.0
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
7. Goodwill
Mosaic had goodwill of $970.6 million and $1.0 billion as of September 30, 2026 and December 31, 2025, respectively. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Potash	Corporate, Eliminations and Other	Total
Balance as of December 31, 2025	$993.0	$12.1	$1,005.1
Foreign currency translation	(34.5)	—	(34.5)
Balance as of September 30, 2026	$958.5	$12.1	$970.6

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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the entire unamortized cost basis of the investment is not expected to be recovered. A credit loss would then be recognized in operations for the amount of the expected credit loss. As of September 30, 2026 we expect to recover our amortized cost on all available-for-sale securities and have not established an allowance for credit loss.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated fair value of the investments in the RCRA Trusts as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$5.4	$—	$—	$5.4
Level 2
Corporate debt securities	219.9	—	(8.8)	211.1
Municipal bonds	214.7	—	(8.8)	205.9
U.S. government bonds	311.2	—	(12.6)	298.6
Total	$751.2	$—	$(30.2)	$721.0

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.8	$—	$—	$4.8
Level 2
Corporate debt securities	218.8	3.4	(2.8)	219.4
Municipal bonds	208.3	3.9	(1.3)	210.9
U.S. government bonds	308.7	—	(0.5)	308.2
Total	$740.6	$7.3	$(4.6)	$743.3

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$170.5	$(6.2)	$17.0	$(0.2)
Municipal bonds	186.7	(7.9)	14.0	—
U.S. government bonds	298.6	(12.6)	306.2	(0.5)
	$655.8	$(26.7)	$337.2	$(0.7)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$30.4	$(2.6)	$48.3	$(2.7)
Municipal bonds	17.3	(0.9)	40.2	(1.2)
	$47.7	$(3.5)	$88.5	$(3.9)
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2026. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2026
Due in one year or less	$18.7
Due after one year through five years	225.6
Due after five years through ten years	413.9
Due after ten years	57.4
Total debt securities	$715.6
For the three and nine months ended September 30, 2026, realized gains were $0.1 million and $0.8 million, respectively and realized losses were $11.7 million and $15.4 million, respectively. For the three and nine months ended September 30, 2025, realized gains were $0.6 million and $1.3 million, respectively and realized losses were $0.8 million and $8.6 million, respectively.

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
The Amended and Restated Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a ratio of Consolidated Indebtedness (as defined), which has been redefined to exclude unrestricted cash and cash equivalents, to Consolidated Capitalization Ratio (as defined) of no greater than 0.65 to 1.0, as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0. We were in compliance with these ratios as of September 30, 2026.
The Amended and Restated Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These provisions include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain sales of assets and other matters customary for credit facilities of this nature.
Inventory Financing Arrangement
We have an inventory financing arrangement whereby we can sell up to $625 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of September 30, 2026 and December 31, 2025, we had financed inventory of $503.6 million and $300.2 million, respectively, under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet.
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
During the three and nine months ended September 30, 2026, the Company sold approximately $131.5 million and $419.6 million of accounts receivable under this arrangement. During the three and nine months ended September 30, 2025, the Company sold approximately $215.5 million and $466.7 million, respectively. Discounts on sold receivables were not material for any period presented. Following such sales, we continue to service the collection of the receivables on behalf of the banks without further consideration. As of September 30, 2026 there was $0.6 million outstanding to be remitted to the bank. As of December 31, 2025, there was no amount outstanding to be remitted to the bank. Any outstanding amount is classified in accrued liabilities on the Condensed Consolidated Balance Sheets. Cash collected and remitted are presented as cash used in financing activities in the Condensed Consolidated Statements of Cash Flows.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party contractual arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date. Mosaic then makes payment to the third-party intermediary at dates ranging from 119 to 182 days from date of shipment. As of September 30, 2026 and December 31, 2025, the total structured accounts payable arrangements were $402.4 million and $480.1 million, respectively.
Commercial Paper Note Program
We maintain a commercial paper program which allows us to issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2.5 billion. We use our revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. As of September 30, 2026, we had no amount outstanding under this program. As of December 31, 2025, we had $459.5 million outstanding under this program, with a weighted average interest rate of 3.99% and a remaining average term of 10 days.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Senior Notes and Term Loan Facilities
On August 17, 2026, we finalized issuance of new senior notes consisting of $1.0 billion aggregate principal amount of 5.350% senior notes due 2031, $500 million aggregate principal amount of 5.650% senior notes due 2034 and $500 million aggregate principal amount of 5.900% senior notes due 2036 (collectively, the “Senior Notes of 2026”). The Senior Notes of 2026 are Mosaic's senior unsecured obligations and rank equally in right of payment with Mosaic's existing and future senior unsecured indebtedness.
In connection with the pricing of the Senior Notes of 2026, we settled treasury lock agreements and recognized a gain of $2.9 million in interest expense. See Note 12 to the Condensed Consolidated Financial Statements for additional information.
During the three months ended September 30, 2026, we used a portion of the net proceeds from the Senior Notes of 2026 to extinguish $1.4 billion aggregate principal amount of our 4.050% senior notes due 2027, 7.300% debentures due 2028, 5.375% senior notes due 2028 and 4.350% senior notes due 2029, through cash tender offers and make-whole redemptions. As a result, we recognized a loss on extinguishment of debt of $13.1 million, consisting of premiums paid, transaction fees and the write-off of unamortized debt issuance costs and discounts, which is included in other income (expense) in the Condensed Consolidated Statements of Earnings (Loss). Following these transactions, $338.9 million aggregate principal amount of the 4.350% senior notes due 2029 remains outstanding.
On June 10, 2026, we entered into a $1.0 billion senior unsecured delayed-draw term loan facility (the “2026 Term Loan Facility”), consisting of a $500 million three-year term loan maturing on June 10, 2029 and a $500 million 364-day term loan maturing on June 10, 2027. We may voluntarily prepay the outstanding principal without premium or penalty. As of September 30, 2026, $500 million had been drawn under the three-year term loan and was classified as long-term debt. On July 14, 2026, we borrowed the full $500 million available under the 364-day term loan tranche of the 2026 Term Loan Facility and repaid it in full on September 17, 2026 using a portion of the net proceeds from the Senior Notes of 2026. Interest rates for the 2026 Term Loan Facility are variable and are based on the Secured Overnight Financing Rate (“SOFR”), including term SOFR, or a base rate, in each case plus an applicable margin based on the Company’s credit ratings.
We maintain a $570.0 million term loan that matures on May 18, 2033. Interest rates for the term loan are variable and are based on the SOFR, plus credit spread adjustments. We may voluntarily prepay the outstanding principal without premium or penalty.
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
Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in Gypstacks to neutralize acidity; (iii) close and monitor Gypstacks at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; (v) decommission facilities, manage tailings and execute site reclamation at our Saskatchewan potash mines at the end of their useful lives; (vi) de-commission mines in Brazil and Peru; and (vii) decommission plant sites and close Gypstacks in Brazil. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations, which is discounted using a credit-adjusted risk-free rate.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of our AROs is as follows:

(in millions)	September 30, 2026	December 31, 2025
AROs, beginning of period	$2,601.9	$2,572.2
Liabilities incurred	14.7	22.7
Liabilities settled	(147.6)	(288.9)
Accretion expense	99.2	129.7
Revisions in estimated cash flows	25.0	190.5
Foreign currency translation	1.1	37.8
Reclass to held for sale	(64.6)	(62.1)
AROs, end of period	2,529.7	2,601.9
Less current portion	248.3	271.3
Non-current portion of AROs	$2,281.4	$2,330.6
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
EPA RCRA Initiative. On September 30, 2015, we and our subsidiary, Mosaic Fertilizer, LLC (“Mosaic Fertilizer”), reached agreements with the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Justice (“DOJ”), the Florida Department of Environmental Protection (“FDEP”) and the Louisiana Department of Environmental Quality on the terms of two consent decrees (collectively, the “2015 Consent Decrees”) to resolve claims relating to our management of certain waste materials onsite at our Riverview, New Wales, Green Bay, South Pierce and Bartow fertilizer manufacturing facilities in Florida and our Faustina and Uncle Sam facilities in Louisiana. This followed a 2003 announcement by the EPA Office of Enforcement and Compliance Assurance that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. As discussed below, a separate consent decree was previously entered into with the EPA and the FDEP with respect to RCRA compliance at our Plant City, Florida facility that we acquired as part of our acquisition of the Florida phosphate assets and assumption of certain related liabilities of CF Industries, Inc. (“CF”).
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
As of September 30, 2026 and December 31, 2025, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility Gypstack closure costs included in our Condensed Consolidated Balance Sheets were $337.0 million and $387.9 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphate business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the nine months ended September 30, 2026, gross unrecognized tax benefits remained at $1.4 billion. The balance is primarily related to an unrecognized tax benefit which was established on a potential loss in the U.S. associated with the divestiture of the Taquari mine that was acquired as part of the Vale acquisition. In December 2025, the Company applied to the Internal Revenue Services’ Pre-Filing Agreement Program (“PFA”) to evaluate the amount and nature of the loss. In March 2026, the Company received notice from the Internal Revenue Service (“IRS”) of its acceptance into the program. In May 2026, the IRS began its review. The goal of the PFA was to have a resolution by the time of filing, which in our case was October 15, 2026. The IRS and Mosaic were not in a position to come to a resolution to meet this timing, and the IRS has granted a continuation of the PFA process post our October 15 filing. If recognized, approximately $1.4 billion in unrecognized tax benefits would affect our effective tax rate, other deferred tax assets and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $7.2 million and $6.0 million as of September 30, 2026 and December 31, 2025, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended September 30, 2026, discrete tax items recorded in tax expense was an expense of approximately $10.7 million. The net tax expense consisted primarily of the true-up of estimates. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate, plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the nine months ended September 30, 2026, income tax expense

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
was impacted by this set of rules, resulting in decreased benefit of $1.1 million compared to what would have been recorded under the general rule.
For the six months ended on June 30, 2026, the Company recorded its interim income tax provision using the discrete method, as provided under Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting”. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. For the nine months ended September 30, 2026, income tax expense was not impacted by this set of rules.
For the nine months ended September 30, 2026, discrete tax items recorded in tax expense was an expense of approximately $17.8 million. The net tax expense consisted primarily of changes in valuation allowance, share-based excess costs and the true-up of estimates, partially offset by the tax effects of notable items recorded as discrete. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
12. Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third-party comparables or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of derivatives not designated as hedging instruments are immediately recognized in earnings.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had no fixed-to-floating interest rate swap agreements in effect as of September 30, 2026 and December 31, 2025.
During the third quarter of 2026, we entered into treasury lock agreements, which are interest rate contracts, with an aggregate notional amount of $1.0 billion to manage our exposure to changes in Treasury rates prior to the issuance of the Senior Notes of 2026, as described in Note 9. These agreements were not designated as hedging instruments. In August 2026, in connection with the pricing of the Senior Notes of 2026, we settled all of these agreements and recognized a gain of $2.9 million in interest expense during the three and nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, the gross asset position of our derivative instruments was $0.9 million and $3.3 million, respectively, and the gross liability position of our liability instruments was $0.7 million and $2.7 million, respectively.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in millions of Units)			September 30, 2026	December 31, 2025
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	426.1	433.3
Natural gas derivatives	Commodity	MMbtu	—	0.9
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2026 and December 31, 2025 was $0.7 million and $0.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2026, we would have been required to post an additional $0.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts, which typically expire within 18 months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2026 and December 31, 2025, the gross asset position of our foreign currency derivative instruments was $0.9 million and $3.3 million, respectively, and the gross liability position of our foreign currency derivative instruments was $0.7 million and $2.3 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts and swaps. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. The gross asset position of our commodity derivative instruments was zero as of September 30, 2026 and December 31, 2025, and the gross liability position of our commodity instruments was zero and $0.4 million as of September 30, 2026 and December 31, 2025, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. We did not hold any interest rate derivative positions as of September 30, 2026.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$272.6	$272.6	$276.6	$276.6
Accounts receivable	1,013.6	1,013.6	1,078.6	1,078.6
Equity securities	1,793.1	1,793.1	1,804.2	1,804.2
Accounts payable	871.3	871.3	1,171.9	1,171.9
Structured accounts payable arrangements	402.4	402.4	480.1	480.1
Short-term debt	511.6	511.6	759.9	759.9
Long-term debt, including current portion	5,401.5	5,191.0	4,294.0	4,311.0

For cash and cash equivalents, accounts receivable, accounts payable, structured accounts payable arrangements and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments.
Equity securities represent our Ma’aden shares and are carried at fair value based on the unadjusted quoted price on the Saudi Exchange (Tadawul), which results in a Level 1 classification. Other income (expense) includes unrealized gains (losses) related to our Ma’aden shares held at period end of $38.0 million and $308.0 million for the three months ended September 30, 2026 and 2025, respectively, and $(11.1) million and $407.7 million, for the nine months ended September 30, 2026 and 2025, respectively.
The fair value of fixed rate long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt. Our floating rate long-term debt consists of non-public borrowings under our term loan facilities that bear a variable SOFR-based rate. Its fair value approximates carrying value and is estimated based on market-based inputs, including interest rates and credit spreads, which results in a Level 2 classification.
For information regarding the fair value of our marketable securities held in trusts, see Note 8 of our Notes to Condensed Consolidated Financial Statements. Assets and liabilities measured at fair value on a nonrecurring basis, all of which are categorized within Level 3 of the fair value hierarchy, are described in Note 18.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14. Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table sets forth the changes in AOCI, net of tax, by component during the three and nine months ended September 30, 2026 and September 30, 2025:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended September 30, 2026
Balance at June 30, 2026	$(2,139.0)	$(30.6)	$7.8	$(4.9)	$(2,166.7)
Other comprehensive income (loss)	(13.1)	1.3	—	(25.6)	(37.4)
Tax (expense) benefit	(0.8)	(0.6)	—	5.2	3.8
Other comprehensive income (loss), net of tax	(13.9)	0.7	—	(20.4)	(33.6)
Other comprehensive income (loss) attributable to noncontrolling interest	0.1	—	—	—	0.1
Balance as of September 30, 2026	$(2,152.8)	$(29.9)	$7.8	$(25.3)	$(2,200.2)

Three Months Ended September 30, 2025
Balance at June 30, 2025	$(2,075.2)	$(22.9)	$8.0	$1.0	$(2,089.1)
Other comprehensive income (loss)	(4.8)	0.3	(0.1)	7.5	2.9
Tax (expense) benefit	—	(2.0)	—	(1.7)	(3.7)
Other comprehensive income (loss), net of tax	(4.8)	(1.7)	(0.1)	5.8	(0.8)
Other comprehensive income (loss) attributable to noncontrolling interest	(0.7)	—	—	—	(0.7)
Balance as of September 30, 2025	$(2,080.7)	$(24.6)	$7.9	$6.8	$(2,090.6)

Nine Months Ended September 30, 2026
Balance at December 31, 2025	$(2,115.7)	$(24.8)	$7.9	$0.7	$(2,131.9)
Other comprehensive income (loss)	(34.0)	1.8	(0.1)	(32.8)	(65.1)
Tax (expense) benefit	(2.2)	(6.9)	—	6.8	(2.3)
Other comprehensive income (loss), net of tax	(36.2)	(5.1)	(0.1)	(26.0)	(67.4)
Other comprehensive income (loss) attributable to noncontrolling interest	(0.9)	—	—	—	(0.9)
Balance as of September 30, 2026	$(2,152.8)	$(29.9)	$7.8	$(25.3)	$(2,200.2)

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(2,420.3)	$(22.1)	$8.0	$(14.6)	$(2,449.0)
Other comprehensive income (loss)	335.3	0.8	(0.1)	27.8	363.8
Tax (expense) benefit	7.8	(3.3)	—	(6.4)	(1.9)
Other comprehensive income (loss), net of tax	343.1	(2.5)	(0.1)	21.4	361.9
Other comprehensive income (loss) attributable to noncontrolling interest	(3.5)	—	—	—	(3.5)
Balance as of September 30, 2025	$(2,080.7)	$(24.6)	$7.9	$6.8	$(2,090.6)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of September 30, 2026, the net amount due to our non-consolidated companies totaled $3.9 million. As of December 31, 2025, the net amount due from our non-consolidated companies totaled $10.0 million.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transactions with related parties included in net sales(a)	$355.1	$372.3	$993.8	$923.0
Transactions with related parties included in cost of goods sold(b)	265.6	380.2	657.5	782.3
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
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water or groundwater impacts. Spills or other releases of regulated substances, subsidence at our facilities and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $192.1 million and $192.2 million as of September 30, 2026 and December 31, 2025, respectively, of which $58.8 million and $87.9 million are included in Accrued Liabilities and $133.3 million and $104.3 million in Other Non Current Liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
New Wales Phase II West Stack. In October 2023, we observed a series of seismic acoustic emissions and changes to piezometric water levels in a part of the Phase II West phosphogypsum stack at the New Wales, Florida facility. These observations may be an indication of a breach in the stack liner system and were reported to the FDEP and EPA. Stabilization and high-pressure grouting now are complete. The area of the stack is not in use for either process water storage or additional

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
gypsum placement. It lies within a zone of capture of a recovery groundwater well, which is operating as intended. No offsite impacts are known or expected.
As of September 30, 2026, we have an accrual of $45.2 million for estimated repairs. We are unable to estimate at this time potential future additional financial impacts or a range of loss.
Riverview. As of September 30, 2026, we have an accrual of $60.7 million for repairs to the liner system of the auxiliary holding pond on the closed Gypstack at the Company’s Riverview facility in Florida. Our subsidiary, Mosaic Fertilizer LLC, entered into a consent order with the FDEP in April 2026 to align on project scope and repairs. We are unable to estimate at this time potential future financial impacts or a range of loss.
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
Contingencies
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $539.6 million. We estimate that our probable aggregate loss with respect to these claims is approximately $75.0 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2026. Approximately $385.7 million of the foregoing maximum potential loss relates to labor claims, of which approximately $52.7 million is included in accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2026.
Based on Brazil legislation and the current status of similar labor cases involving unrelated companies, we believe we have recorded adequate loss contingency accruals sufficient to cover our estimate of probable losses. If the status of similar cases

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
involving unrelated companies were to adversely change in the future, our maximum exposure could increase and additional accruals could be required.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $828.6 million, of which $201.8 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $499.9 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits from Brazilian tax authorities. Based on Brazil tax legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency accruals sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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
Our CODM uses more than one measure to evaluate performance of our segments and allocate resources, including gross margin and operating earnings, for each segment. The financial results of our business segments include certain allocations of corporate selling, general and administrative expenses, but certain other selling, general and administrative costs that are not controllable by the business segments are included with Corporate, Eliminations and Other. Therefore, the results may not represent the actual results that would be expected if the segments were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses, the results of the China and India distribution businesses and Mosaic Biosciences sales in China, India and North America are included within Corporate, Eliminations and Other. For a description of our business segments, see Note 1 to the Condensed Consolidated Financial Statements.
Segment information for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Phosphate	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other(a)	Total
Three months ended September 30, 2026
Net sales to external customers	$1,119.3	$640.9	$1,254.0	$86.4	$3,100.6
Intersegment net sales	175.6	2.5	—	(178.1)	—
Net sales	1,294.9	643.4	1,254.0	(91.7)	3,100.6
Cost of goods sold(b)	1,442.7	443.9	1,227.3	(97.4)	3,016.5
Gross margin	(147.8)	199.5	26.7	5.7	84.1
Canadian resource taxes	—	85.1	—	—	85.1
Gross margin (excluding Canadian resource taxes)	(147.8)	284.6	26.7	5.7	169.2
Selling, general and administrative(c)	15.6	7.1	32.8	68.9	124.4
Other operating expenses (income)(d)	30.1	4.1	15.6	6.5	56.3
Operating earnings (loss)	(193.5)	188.3	(21.7)	(69.7)	(96.6)
Capital expenditures	156.7	52.5	69.4	2.9	281.5
Depreciation, depletion and amortization expense	151.4	90.8	40.2	9.5	291.9

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three months ended September 30, 2025
Net sales to external customers	$1,046.7	$698.8	$1,592.2	$114.4	$3,452.1
Intersegment net sales	243.5	(4.0)	—	(239.5)	—
Net sales	1,290.2	694.8	1,592.2	(125.1)	3,452.1
Cost of goods sold(b)	1,146.3	458.9	1,409.8	(115.2)	2,899.8
Gross margin	143.9	235.9	182.4	(9.9)	552.3
Canadian resource taxes	—	86.8	—	—	86.8
Gross margin (excluding Canadian resource taxes)	143.9	322.7	182.4	(9.9)	639.1
Selling, general and administrative(c)	9.6	6.5	32.0	77.4	125.5
Loss (gain) on assets sold and to be sold	—	—	73.1	—	73.1
Other operating expenses (income)(d)	32.0	0.7	(18.8)	—	13.9
Operating earnings (loss)	102.3	228.7	96.1	(87.3)	339.8
Capital expenditures	220.8	71.8	70.5	1.3	364.4
Depreciation, depletion and amortization expense	129.0	92.6	45.9	9.5	277.0
Nine months ended September 30, 2026
Net sales to external customers	$3,299.8	$1,952.0	$3,224.9	$446.0	$8,922.7
Intersegment net sales	667.4	9.1	—	(676.5)	—
Net sales	3,967.2	1,961.1	3,224.9	(230.5)	8,922.7
Cost of goods sold(b)	4,116.1	1,363.0	3,157.4	(248.2)	8,388.3
Gross margin	(148.9)	598.1	67.5	17.7	534.4
Canadian resource taxes	—	222.3	—	—	222.3
Gross margin (excluding Canadian resource taxes)	(148.9)	820.4	67.5	17.7	756.7
Selling, general and administrative(c)	40.7	22.5	101.0	227.7	391.9
Loss (gain) on assets sold and to be sold	—	1.7	232.6	4.5	238.8
Other operating expenses (income)(d)	155.6	13.2	218.5	21.4	408.7
Operating earnings (loss)	(345.2)	560.7	(484.6)	(235.9)	(505.0)
Capital expenditures	579.9	169.0	202.3	7.4	958.6
Depreciation, depletion and amortization expense	434.9	256.9	180.0	28.8	900.6
Nine months ended September 30, 2025
Net sales to external customers	$2,996.1	$1,980.7	$3,700.9	$401.0	$9,078.7
Intersegment net sales	565.7	(5.2)	—	(560.5)	—
Net sales	3,561.8	1,975.5	3,700.9	(159.5)	9,078.7
Cost of goods sold(b)	3,147.6	1,361.6	3,229.8	(219.6)	7,519.4
Gross margin	414.2	613.9	471.1	60.1	1,559.3
Canadian resource taxes	—	195.8	—	—	195.8
Gross margin (excluding Canadian resource taxes)	414.2	809.7	471.1	60.1	1,755.1
Selling, general and administrative(c)	34.1	22.6	116.4	242.2	415.3
Loss (gain) on assets sold and to be sold	—	—	73.1	—	73.1
Other operating expenses (income)(d)	146.3	11.7	(22.0)	12.2	148.2
Operating earnings (loss)	233.8	579.6	303.6	(194.3)	922.7
Capital expenditures	641.8	190.1	175.3	2.6	1,009.8
Depreciation, depletion and amortization expense	371.4	253.0	127.9	29.4	781.7
Total Assets
As of September 30, 2026	$10,179.5	$6,263.7	$4,536.3	$3,157.6	$24,137.1
As of December 31, 2025	10,239.0	6,610.6	4,618.5	3,012.0	24,480.1
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China. For the three and nine months ended September 30, 2026, distribution operations in India and China collectively had revenue of $83.0 million and

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
$439.9 million, respectively, and gross margin of $9.0 million and $50.6 million, respectively. For the three and nine months ended September 30, 2025, distribution operations in India and China collectively had revenue of $112.4 million and $392.3 million, respectively, and gross margin of $13.2 million and $53.2 million, respectively. These operations do not meet the quantitative thresholds for determining reportable segments.
(b)The primary components of cost of goods sold are raw material purchases, including sulfur and ammonia, conversion costs and transportation costs.
(c)Selling, general and administrative expenses include nonmanufacturing payroll expense and professional services expense.
(d)Other operating expenses typically relate to five major categories: (1) AROs, (2) environmental and legal reserves, (3) idle facility costs, (4) insurance reimbursements, and (5) gain/loss on sale or disposal of fixed assets. For the nine months ended September 30, 2026, this includes the write-off of $69 million recorded in the Phosphate segment related to engineering and equipment costs for a project that we decided not to move forward with. For the nine months ended September 30, 2026, this also includes expenses, such as contract terminations, the write-off of property, plant and equipment and inventory, and severance costs, as a result of our decision to divest the Araxá mining and chemical complex and idle the related mining activities at the Patrocínio complex in Brazil; these expenses are recorded in the Mosaic Fertilizantes segment.

Financial information relating to our operations by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net sales(a)(b):
Brazil	$1,190.4	$1,527.5	$3,107.3	$3,586.1
Canada	401.1	431.3	1,238.0	1,171.0
Other foreign countries	606.8	364.3	1,661.9	1,004.3
Total international sales	2,198.3	2,323.1	6,007.2	5,761.4
United States	902.3	1,129.0	2,915.5	3,317.3
Consolidated	3,100.6	$3,452.1	$8,922.7	$9,078.7
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Sales to Canpotex for the three and nine months ended September 30, 2026 were $351.1 million and $971.3 million, respectively. Sales to Canpotex for the three and nine months ended September 30, 2025 were $368.0 million and $901.8 million. Canpotex sales to the ultimate third-party customers are made to customers in various countries. The countries with the largest portion of third-party customer sales are Brazil, China, India and Indonesia.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Sales by product type:
Phosphate Crop Nutrients	$976.1	$952.0	$2,947.5	$2,577.1
Potash Crop Nutrients	727.5	888.0	1,905.8	2,145.9
Crop Nutrient Blends	351.6	413.4	1,005.3	1,022.4
Performance Products(a)	709.4	729.6	1,873.0	1,986.2
Phosphate Rock	22.0	37.0	81.2	96.7
Other(b)	314.0	432.1	1,109.9	1,250.4
	$3,100.6	$3,452.1	$8,922.7	$9,078.7
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag® and Aspire®.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
18. Assets Held for Sale and Idle Facilities
Assets Held for Sale
Carlsbad. On December 19, 2025, we entered into an agreement to sell our Carlsbad potash mine in New Mexico for $20 million, subject to adjustment, along with a deferred payment of $10 million payable in three installments from 2029 to 2031. The decision to divest Carlsbad supports our strategic focus on our core potash assets in Canada. The disposal group was classified as held for sale as of December 31, 2025, with fair value determined based on the terms of the sales agreement, resulting in an aggregate carrying amount of approximately $73.5 million of assets and $55.3 million of liabilities as of that date (see Note 26 of our 10-K Report). The Carlsbad disposal group is included in the Potash reportable segment. The aggregate carrying value of assets held for sale as of December 31, 2025 included $184.1 million of property, plant and equipment, net, and $74.4 million of accounts receivable, net, inventories, net, and other assets, offset by a valuation allowance of $185.0 million. During the first quarter of 2026, the expected net sales price was adjusted for working capital settlements and the present value of the deferred payment. The transaction closed on April 30, 2026, and we received cash proceeds of approximately $2 million and the deferred payment of $10 million. The total impairment recognized on the Carlsbad disposal group was approximately $191.2 million, consisting of $185 million recognized during the quarter ended December 31, 2025 and an additional $6.2 million recognized during the second quarter of 2026, both recorded as Loss on assets sold and to be sold in the Condensed Consolidated Statements of Earnings (Loss).
In connection with the transaction, the buyer executed replacement surety bonds totaling approximately $82 million with applicable regulatory agencies for guarantees that were in place prior to the transaction. We are not the named principal on these bonds and have no direct obligation to the regulatory agencies; rather, we provided credit support to the surety in the form of an indemnity of up to $50 million which is subject to call only after the buyer’s posted collateral has been drawn. Our maximum indemnity exposure steps down by one-third following each year over a three-year period as the buyer funds cash collateral to the surety and terminates in full on the third anniversary of closing. Based on the structure of the arrangement — including its limited three-year duration, the buyer's contractual cash-collateral funding obligation and the step-down of our indemnity — we concluded that the fair value of this obligation is not material.
Kronau. On September 15, 2026, we entered into an agreement to sell approximately 11,858 acres of land near Kronau, Saskatchewan, to an unrelated third-party for approximately $36 million, subject to adjustment. As of September 30, 2026, the land was classified as held for sale, and its carrying amount of approximately $10 million was reclassified from property, plant and equipment, net to Assets held for sale in the Condensed Consolidated Balance Sheets. No impairment was recognized because the fair value less costs to sell exceeded the carrying amount. The land is included in the Potash reportable segment, and we retained all mines and minerals. The transaction closed on October 28, 2026, resulting in a gain that we will recognize in the fourth quarter of 2026.
Araxá. During March 2026, we committed to a plan to divest the Araxá mining and chemical complex in Brazil and classified the disposal group as held for sale. As part of our ongoing portfolio optimization efforts, we determined that divesting the Araxá complex would allow us to focus capital and resources on higher-return opportunities within our global phosphate operations. We expect to complete the sale within one year of classification. Upon classification, the disposal group was measured at the lower of carrying value or fair value less costs to sell, resulting in an impairment charge of approximately $233 million recorded in Loss on assets sold and to be sold in the Condensed Consolidated Statements of Earnings (Loss). No additional impairment was recognized during the second or third quarters of 2026. A reclassification of the related foreign currency translation gain (loss) in stockholder’s equity may be required depending on the final structure of the transaction. The Araxá disposal group is included in the Mosaic Fertilizantes reportable segment.
The fair value of the Araxá disposal group was determined using market participant assumptions, including indicative pricing received from potential buyers. The measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs, including expected sales prices and estimated costs to sell. Changes in these assumptions may result in additional adjustments to the recognized impairment. We evaluate the fair value less costs to sell of the disposal group at each reporting date. Based on our assessment as of September 30, 2026, we determined that no change to the previously recorded valuation allowance was required.
The carrying amounts of the major classes of assets and liabilities of the Araxá disposal group classified as held for sale were as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in millions)
Assets	September 30, 2026
Property, plant and equipment, net	$329.2
Valuation allowance on assets held for sale	(232.6)
Current assets held for sale	$96.6

Liabilities
Accounts payable and accrued expenses	$12.6
Asset retirement obligations	64.3
Current liabilities held for sale	$76.9
Idle Facilities
During March 2026, in connection with the decision to divest the Araxá mining and chemical complex, we also idled the related mining activities at the Patrocínio complex in Brazil for the foreseeable future. The mine has been placed in care and maintenance mode with minimal staffing as we evaluate strategic alternatives, including potential exploration of other minerals.
Actions to idle the facilities resulted in pre‑tax charges of approximately $159 million during the three months ended March 31, 2026, recorded in other operating expense in the Condensed Consolidated Statements of Earnings (Loss). These charges consisted of approximately $72 million for contract termination costs, which we do not expect to increase significantly in future periods, $56 million for the write-off of property, plant and equipment, $21 million write‑off of inventory and other assets and $10 million for severance and other employee-related costs. This write-off related primarily to construction in progress and other specialized mining assets at the Patrocínio complex that we determined, in connection with the idling decision, would no longer be utilized and have no alternative use. These charges were recognized in the first quarter of 2026 and are included within the Mosaic Fertilizantes reportable segment. Consistent with our determination that these assets would no longer be utilized, we also revised our estimates of the remaining useful lives of the other property, plant and equipment at the Patrocínio complex. As of September 30, 2026, the remaining net book value of these assets was zero. This resulted in our recognizing accelerated depreciation of approximately $0 million and $52 million during the three and nine months ended September 30, 2026, respectively, and care and maintenance costs of approximately $14 million and $51 million, respectively. We have determined that care and maintenance costs represent other associated costs of these exit and disposal activities; however, we are unable to reasonably estimate the total amount of such costs to be incurred in future periods, as they are contingent upon the timing of the anticipated completion of the Araxá sale. Care and maintenance activities are expected to continue through the anticipated completion of the Araxá sale.
Activity in the related exit cost liabilities for the Mosaic Fertilizantes segment during the three and nine months ended September 30, 2026, was limited to an immaterial amount of cash settlements of contract termination and severance obligations in the ordinary course, and there were no material changes in estimates. We expect cash settlements of these obligations by the end of 2026, which will result in a reduction of these liabilities.

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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended				Nine months ended
	September 30,		2026-2025		September 30,		2026-2025
(in millions, except per share data)	2026	2025	Change	Percent	2026	2025	Change	Percent
Net sales	$3,100.6	$3,452.1	$(351.5)	(10)%	$8,922.7	$9,078.7	$(156.0)	(2)%
Cost of goods sold	3,016.5	2,899.8	116.7	4%	8,388.3	7,519.4	868.9	12%
Gross margin	84.1	552.3	(468.2)	(85)%	534.4	1,559.3	(1,024.9)	(66)%
Gross margin percentage	3%	16%	(13)%		6%	17%
Selling, general and administrative expenses	124.4	125.5	(1.1)	(1)%	391.9	415.3	(23.4)	(6)%
Loss on assets sold and to be sold	—	73.1	(73.1)	(100)%	238.8	73.1	165.7	NM
Other operating expense	56.3	13.9	42.4	NM	408.7	148.2	260.5	176%
Operating earnings (loss)	(96.6)	339.8	(436.4)	(128)%	(505.0)	922.7	(1,427.7)	NM
Interest expense, net	(59.5)	(45.6)	(13.9)	30%	(177.6)	(139.3)	(38.3)	27%
Foreign currency transaction gain (loss)	38.3	(1.2)	39.5	NM	36.5	301.3	(264.8)	(88)%
Other income (expense)	14.5	306.3	(291.8)	(95)%	(44.0)	391.7	(435.7)	NM
Earnings (loss) from consolidated companies before income taxes	(103.3)	599.3	(702.6)	(117)%	(690.1)	1,476.4	(2,166.5)	NM
(Benefit) provision for income taxes	(37.9)	175.5	(213.4)	(122)%	(102.7)	384.8	(487.5)	NM
Earnings (loss) from consolidated companies	(65.4)	423.8	(489.2)	(115)%	(587.4)	1,091.6	(1,679.0)	NM
Equity in net earnings of nonconsolidated companies	0.1	0.3	(0.2)	(67)%	2.1	2.2	(0.1)	(5)%
Net earnings (loss) including noncontrolling interests	(65.3)	424.1	(489.4)	(115)%	(585.3)	1,093.8	(1,679.1)	NM
Less: Net earnings attributable to noncontrolling interests	6.8	12.7	(5.9)	(46)%	17.2	33.6	(16.4)	(49)%
Net earnings (loss) attributable to Mosaic	$(72.1)	$411.4	$(483.5)	(118)%	$(602.5)	$1,060.2	$(1,662.7)	NM
Diluted net earnings (loss) per share attributable to Mosaic	$(0.23)	$1.29	$(1.52)	(118)%	$(1.90)	$3.33	$(5.23)	NM
Diluted weighted average number of shares outstanding	317.9	319.4			317.8	318.8

Overview of Consolidated Results for the three months ended September 30, 2026 and 2025
For the three months ended September 30, 2026, Mosaic incurred a net loss of $72.1 million, or $(0.23) per diluted share, compared to net income of $411.4 million, or $1.29 per diluted share, for the same period last year. Gross margin for the current year period was unfavorably impacted by higher raw material and input costs, as well as reduced sales volumes, driven largely by increased sulfur prices and supply constraints in the current period as discussed further below. Unfavorable impacts to net income were partially offset by an unrealized mark-to-market gain of approximately $38.0 million on the investment in Ma’aden shares, included in other income (expense) and a foreign currency transaction gain of $38.3 million.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In 2026, geopolitical events continue to drive supply constraints and volatility throughout global commodity markets. The continued conflict in the Middle East and attacks on the Russian and Ukraine commodities industrial assets have restricted exports of fertilizers and raw materials (namely sulfur and ammonia), further tightening global supplies, driving input costs higher and pressuring affordability of fertilizer products. While average selling prices increased in the current year periods, compared to the prior year, the increases were more than offset by elevated input costs, particularly sulfur and ammonia, which also pressured margins.
In our Phosphate segment, the operating loss for the three months ended September 30, 2026 was $194 million compared to operating earnings of $102 million in the prior year period. In the current year period, operating results were negatively impacted by higher raw material costs of sulfur, ammonia and blended rock, compared to the prior year period. The increased raw materials costs reflect the tightened global supply conditions mentioned above. Operating results were also unfavorably impacted by decreased sales volumes, driven by customers' affordability challenges weakening global demand. Sales volumes were further impacted by our decision to temporarily curtail production at certain facilities in response to market conditions and continuing high input costs in the current year period. In addition, operating results were unfavorably impacted by an increase in environmental reserves in the current period. The unfavorable impact of increased costs was partially offset by favorable sales prices in the current year period which were driven by tight global supply conditions.
In our Potash segment, operating earnings for the three months ended September 30, 2026 were $188 million, compared to $229 million in the prior year. Operating results were unfavorably impacted by reduced sales volumes, which were driven by lower product availability. Product availability was reduced due to lower production at our Belle Plaine and Esterhazy, Saskatchewan mines and the sale of our Carlsbad, New Mexico facility in April of the current year. These unfavorable impacts were partially offset by higher average selling prices, which have increased due to ongoing global supply challenges.
In our Mosaic Fertilizantes segment, the operating loss for the three months ended September 30, 2026 was $22 million, compared to operating earnings of $96 million in the prior year. The decrease was primarily driven by lower sales volumes, reflecting reduced production resulting from constrained raw material availability and limited customer credit availability in Brazil during the current-year period. During the current-year period, production was temporarily curtailed at certain facilities in response to market conditions. Operating results were also adversely affected by higher costs of purchased products for resale, increased raw material costs, primarily sulfur, and higher idle costs associated with production curtailments. These unfavorable impacts were partially offset by higher average selling prices in the current-year period, reflecting tight global supply conditions.
Corporate, Eliminations and Other had an operating loss of $70 million for the three months ended September 30, 2026, compared to a loss of $87 million in the prior year. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, the Mosaic Bioscience business (other than Brazil), intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and unrealized losses on derivatives and debt expenses.
Other Business Developments:
•On August 17, 2026, we issued $2 billion of new senior notes consisting of $1.0 billion aggregate principal amount of 5.350% senior notes due 2031, $500 million aggregate principal amount of 5.650% senior notes due 2034 and $500 million aggregate principal amount of 5.900% senior notes due 2036. We used a portion of the net proceeds from these notes to extinguish $1.4 billion aggregate principal amount of our 4.050% senior notes due 2027, 7.300% debentures due 2028, 5.375% senior notes due 2028 and 4.350% senior notes due 2029, through cash tender offers and make-whole redemptions. As a result, we recognized a loss on extinguishment of debt of $13.1 million, consisting of premiums paid, transaction fees and the write-off of unamortized debt issuance costs and discounts, which is included in other income (expense) in the Condensed Consolidated Statements of Earnings (Loss). We also used a portion of the proceeds to repay a $500 million term loan that was entered into during the quarter.
•In response to current market conditions and limited sulfur supply, we decided to temporarily curtail production at additional phosphate production facilities in North America, as well as extend curtailed phosphate production in North America and Brazil. The Company continues to evaluate the impact of market conditions on its business and will take appropriate actions in response to evolving circumstances.
•On September 15, 2026, we entered into an agreement to sell approximately 11,858 acres of land near Kronau, Saskatchewan, for approximately $36 million. As of September 30, 2026, the land was classified as held for sale. The transaction closed on October 28, 2026, resulting in a gain that we will recognize in the fourth quarter of 2026.

Overview of Consolidated Results for the nine months ended September 30, 2026 and 2025
For the nine months ended September 30, 2026, Mosaic incurred a net loss of $602.5 million, or $(1.90) per diluted share, compared to net income of $1,060.2 million, or $3.33 per diluted share, for the same period a year ago. Gross margin for the nine months ended September 30, 2026 decreased 66% compared to the same period of the prior year. This result was primarily driven by higher raw material and input costs, as well as reduced sales volumes, driven largely by increased sulfur prices and supply constraints in the current period as discussed above in the three-month discussion and reduced sales volumes, reflecting product availability constraints and continued affordability challenges. Net income for the nine months ended September 30, 2026, was also negatively impacted by the strategic decision to idle and divest the Araxá mining and chemical complex and idle the related mining activities at the Patrocínio complex in Brazil, which resulted in additional expense of approximately $496 million. Net income was also impacted by a loss of $15 million on marketable securities held in the RCRA Trusts, the loss on the extinguishment of debt of $13 million and an unrealized mark-to-market loss of $11.1 million on the investment in Ma’aden shares, included in other income (expense). The unfavorable impacts to net income were partially offset by a foreign currency transaction gain of $36.5 million.
Results for the nine months ended September 30, 2026 reflected the factors discussed above in the discussion for the three months ended September 30, 2026, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Phosphate segment for the nine months ended September 30, 2026 declined from earnings in the prior year of $234 million to a loss of $345 million in the current year period. Higher input costs of sulfur, ammonia and blended rock primarily drove the unfavorable impact to lower segment earnings in the current year period. Phosphate operating earnings also reflect the unfavorable impact of increased expenses as a result of underutilized and idle plants. The unfavorable impacts of higher input costs and operating expenses in the current year period were partially offset by favorable sales prices and increased sales volumes, reflecting increased global demand and stronger starting inventories that enabled fulfillment of export demand in the current year period.
Operating results in our Potash segment for the nine months ended September 30, 2026 were earnings of $561 million in the current year period compared to $580 million in the prior year period. Results were unfavorably impacted by lower sales volumes, which were driven by lower product availability from reduced production and the sale of our Carlsbad mine in April of the current year period. Higher average selling prices driven by global supply conditions partially offset the unfavorable impacts to current year results.
For the nine months ended September 30, 2026, operating results in our Mosaic Fertilizantes segment generated an operating loss of $(484.6) million compared to earnings of $304 million in the same period in the prior year. As mentioned above, in the first quarter of 2026, we committed to a plan to divest the Araxá mining and chemical complex and idle the related mining activities at the Patrocínio complex, in Brazil. This decision resulted in additional expense of approximately $496 million in the current nine-month period. In addition, year-over-year performance reflects higher costs of purchased products for resale and higher raw material costs, primarily sulfur, due to global supply conditions. Sales volumes were also unfavorably impacted due to reduced production resulting from constrained raw material availability and limited customer credit availability in Brazil.

Increased costs due to our decision to curtail production at certain facilities further impacted operating results. These impacts were partially offset by the global pricing environment, which drove an increase in average selling prices.
Corporate, Eliminations and Other had an operating loss of $236 million for the nine months ended September 30, 2026 compared to a loss of $194 million in the prior year period. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, the Mosaic Bioscience business (other than Brazil), intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and unrealized losses on derivatives and debt expenses.
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
Phosphate Net Sales and Gross Margin
The following table summarizes the Phosphate segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2026-2025		September 30,		2026-2025
(in millions, except price per tonne or unit)	2026	2025	Change	Percent	2026	2025	Change	Percent
Net sales:
North America	$653.7	$869.4	$(215.7)	(25)%	$2,196.0	$2,530.4	$(334.4)	(13)%
International	641.2	420.8	220.4	52%	1,771.2	1,031.4	739.8	72%
Total	1,294.9	1,290.2	4.7	—%	3,967.2	3,561.8	405.4	11%
Cost of goods sold	1,442.7	1,146.3	296.4	26%	4,116.1	3,147.6	968.5	31%
Gross margin	$(147.8)	$143.9	$(291.7)	NM	$(148.9)	$414.2	$(563.1)	NM
Gross margin as a percentage of net sales	(11)%	11%			(4)%	12%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	898	760	138	18%	2,791	2,317	474	20%
Performance and Other(b)	505	811	(306)	(38)%	1,954	2,298	(344)	(15)%
Total finished product tonnes	1,403	1,571	(168)	(11)%	4,745	4,615	130	3%
Rock	230	539	(309)	(57)%	1,118	1,298	(180)	(14)%
Total Phosphate Segment Tonnes(a)	1,633	2,110	(477)	(23)%	5,863	5,913	(50)	(1)%
Realized prices ($/tonne)
Average finished product selling price(c)	$814	$712	$102	14%	$730	$670	$60	9%
DAP selling price (fob plant)	$838	$714	$124	17%	$758	$666	$92	14%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$619	$455	$164	36%	$622	$444	$178	40%
Sulfur (long ton)	$715	$272	$443	163%	$524	$220	$304	138%
Blended rock (metric tonne)	$91	$80	$11	14%	$88	$78	$10	13%
Production volume (in thousands of metric tonnes) - North America	1,289	1,678	(389)	(23)%	4,363	4,606	(243)	(5)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Excludes sales revenue and tonnes associated with rock sales. Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes.

Three months ended September 30, 2026 and September 30, 2025
The Phosphate segment’s net sales were $1,294.9 million for the three months ended September 30, 2026, compared to $1,290.2 million for the three months ended September 30, 2025. The year-over-year increase was primarily driven by higher sales prices, which contributed approximately $145 million to net sales compared to the prior year period. This impact was substantially offset by decreased sales volumes of approximately $120 million compared to the prior year period. Additionally, reduced sales of other products, including rock and raw materials, and reduced freight revenue combined to have an unfavorable impact of approximately $20 million compared to the prior year period.
Our average finished product selling price increased 14% to $814 per tonne for the three months ended September 30, 2026, compared to $712 per tonne in the prior year period, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products decreased to 1.4 million for the three months ended September 30, 2026, compared to 1.6 million in the prior year period due to the factors discussed in the Overview.
Gross margin for the Phosphate segment decreased to a loss of $147.8 million for the three months ended September 30, 2026, from a positive $143.9 million for the three months ended September 30, 2025. Gross margin in the current year period was negatively impacted by higher raw material costs, primarily sulfur, of approximately $380 million. In addition, gross margin was negatively affected by reduced sales volume impacts of approximately $35 million and increased idle expense and unabsorbed fixed costs of approximately $50 million, compared to the prior year period. These negative impacts were partially offset by higher average selling prices of approximately $145 million and lower turnaround costs of approximately $15 million in the current year period, compared to the prior year. Also, the prior year period included costs of approximately $15 million related to tariffs and dry dock expense that did not repeat in the current year.
The average consumed price for ammonia for our North America operations increased 36%, to $619 per tonne, for the three months ended September 30, 2026, from $455 in the same period a year ago. The average consumed sulfur price for our North America operations increased 163%, to $715 per long ton, for the three months ended September 30, 2026, from $272 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $91 per tonne for the three months ended September 30, 2026, from $80 per tonne for the three months ended September 30, 2025 due to additional costs associated with bench mining methods, where deeper phosphate reserves and thicker overburden require additional material removal. For the three months ended September 30, 2026 our North America phosphate rock production was 2.1 million tonnes compared to 2.2 million tonnes in the prior year period.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients for the three months ended September 30, 2026 was unfavorably impacted by raw material availability, primarily sulfur, which resulted in a decrease of 23% from the prior year period. These ongoing availability constraints resulted in our decision to further curtail production, which resulted in an operating rate for processed phosphate production of 52% for the three months ended September 30, 2026, down from 68% for the same period in 2025.
Nine months ended September 30, 2026 and September 30, 2025
The Phosphate segment’s net sales were $3,967.2 million for the nine months ended September 30, 2026, compared to $3,561.8 million for the nine months ended September 30, 2025. The year-over-year increase was driven by higher average finished goods sales prices, which contributed approximately $285 million, and increased sales volumes, which contributed approximately $90 million, to net sales compared to the prior year period. Net sales were also positively impacted by higher freight and other product revenue of approximately $30 million compared to the prior year period.
Our average finished product selling price was $730 per tonne for the nine months ended September 30, 2026, an increase of $60 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphate segment’s sales volumes of finished products increased by 3% for the nine months ended September 30, 2026, compared to the same period in the prior year due to the factors discussed in the Overview.
Gross margin for the Phosphate segment decreased to a loss of $148.9 million for the nine months ended September 30, 2026, from a positive $414.2 million for the nine months ended September 30, 2025. The decrease was primarily attributable to approximately $910 million of unfavorable production cost impacts, driven largely by higher sulfur, ammonia and blended rock input costs. In addition, increased idle and unabsorbed fixed costs negatively impacted gross margin by approximately $65 million compared to the prior year period. These unfavorable impacts were partially offset by approximately $285 million from higher average selling prices, approximately $50 million from higher finished goods sales volumes, and approximately $30 million from increased margins on other products compared to the prior year period. In addition, lower turnaround costs of approximately $50 million in the current year period favorably impacted gross margin compared to the prior year.
The average consumed price for ammonia for our North America operations was $622 per tonne for the nine months ended September 30, 2026, compared to $444 per tonne in the same period a year ago. The average consumed price for sulfur for our North America operations increased to $524 per long ton for the nine months ended September 30, 2026, from $220 per long ton in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $88 per tonne for the nine months ended September 30, 2026, compared to $78 per tonne for the prior year period. Our North America phosphate rock production was unfavorably impacted by moving into new mining areas and production curtailments which resulted in production of 6.0 million tonnes for the nine months ended September 30, 2026, compared to 7.2 million for the nine months ended September 30, 2025.
The Phosphate segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased to 4.4 million tonnes for the nine months ended September 30, 2026, compared to 4.6 million tonnes in the prior year period primarily due to the production curtailments discussed above in the three-month discussion. Our operating rate for processed phosphate production decreased to 59% for the nine months ended September 30, 2026, from 62% for the prior year period.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2026-2025		September 30,		2026-2025
(in millions, except price per tonne or unit)	2026	2025	Change	Percent	2026	2025	Change	Percent
Net sales:
North America	$292.3	$320.4	$(28.1)	(9)%	$980.7	$1,039.5	$(58.8)	(6)%
International (a)	351.1	374.4	(23.3)	(6)%	980.4	936.0	44.4	5%
Total	643.4	694.8	(51.4)	(7)%	1,961.1	1,975.5	(14.4)	(1)%
Cost of goods sold	443.9	458.9	(15.0)	(3)%	1,363.0	1,361.6	1.4	—%
Gross margin	$199.5	$235.9	$(36.4)	(15)%	$598.1	$613.9	$(15.8)	(3)%
Gross margin as a percentage of net sales	31%	34%			30%	31%
Sales volume(b) (in thousands of metric tonnes)
MOP	2,009	2,110	(101)	(5)%	5,872	6,179	(307)	(5)%
Performance and Other(c)	59	169	(110)	(65)%	374	556	(182)	(33)%
Total Potash Segment Tonnes	2,068	2,279	(211)	(9)%	6,246	6,735	(489)	(7)%
Realized prices ($/tonne)
Average finished product selling price(d)	$280	$278	$2	1%	$279	$263	$16	6%
MOP selling price (fob mine)	$276	$271	$5	2%	$272	$252	$20	8%
Production volume (in thousands of metric tonnes)	2,103	2,258	(155)	(7)%	6,157	6,608	(451)	(7)%
______________________________

(a) Includes Canpotex sales to international customers.
(b) Includes intersegment sales volumes.
(c) Includes sales volumes of K-Mag®, Aspire® and animal feed ingredients.
(d)Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes.

Three months ended September 30, 2026 and September 30, 2025
The Potash segment’s net sales decreased to $643.4 million for the three months ended September 30, 2026, compared to $694.8 million in the same period a year ago. The decrease was primarily due to lower sales volumes, which unfavorably impacted net sales by approximately $60 million. This was partially offset by higher average selling prices which had a favorable impact on net sales of approximately $5 million compared to the prior year period.
Our average finished product selling price was $280 per tonne for the three months ended September 30, 2026, compared to $278 per tonne for the same period a year ago, due to the factors described in the Overview.
The Potash segment’s sales volumes of finished products were 2.1 million tonnes for the three months ended September 30, 2026, compared to 2.3 million tonnes for the same period a year ago due to lower production and the sale of the Carlsbad facility in the second quarter of 2026.
Gross margin for the Potash segment decreased to $199.5 million for the three months ended September 30, 2026, from $235.9 million in the prior year period. The decrease was primarily attributable to lower sales volume impacts, which negatively impacted gross margin by approximately $35 million. In addition, increased turnaround and other plant costs of approximately $15 million unfavorably impacted gross margin compared to the prior year period. These impacts were partially offset by the benefits of higher average prices of approximately $5 million and lower freight costs of approximately $5 million compared to the prior year period.
We incurred $85.1 million in Canadian resource taxes for the three months ended September 30, 2026, compared to $86.8 million in the same period a year ago. Canadian royalty expense decreased to $11.2 million for the three months ended September 30, 2026, compared to $12.4 million for the three months ended September 30, 2025. The fluctuations in Canadian resource taxes and royalties are primarily due to decreases in sales revenues and margin.
Our operating rate for potash production was 73% for the three months ended September 30, 2026, compared to 79% for the same period in 2025. Current period production was impacted by lower production at our Esterhazy and Belle Plaine, Saskatchewan mines due to downtime.
Nine months ended September 30, 2026 and September 30, 2025
The Potash segment’s net sales were $1,961.1 million for the nine months ended September 30, 2026, compared to $1,975.5 million in the same period a year ago. The decrease was primarily attributable to lower sales volumes, which unfavorably impacted net sales by approximately $125 million. This was partially offset by higher average selling prices of approximately $100 million compared to the prior year period. Additionally, other sales revenue favorably impacted net sales by approximately $10 million compared to the same period in the prior year.
Our average potash selling price was $279 per tonne for the nine months ended September 30, 2026, compared to $263 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes for the nine months ended September 30, 2026 decreased 7%, compared to the same period a year ago, due to the factors discussed above in the Overview.
Gross margin for the Potash segment decreased to $598.1 million for the nine months ended September 30, 2026, from $613.9 million for the same period last year. The decrease primarily reflected lower sales volumes impacts of approximately $60 million, higher fixed costs of approximately $30 million and higher Canadian resource taxes of approximately $25 million compared to the same period in the prior year. These unfavorable impacts were largely offset by higher average selling prices of approximately $100 million compared to the prior year period.
We incurred $222.3 million in Canadian resource taxes for the nine months ended September 30, 2026, compared to $195.8 million in the same period a year ago. Canadian royalty expense increased to $33.0 million for the nine months ended September 30, 2026, compared to $31.7 million for the nine months ended September 30, 2025. The fluctuations in Canadian resource taxes and royalties are due to sales mix and the increases in margin subject to resource taxes.
Our operating rate decreased to 71% for the current year period, compared to 77% in the prior year period primarily due to the sale of our Carlsbad, New Mexico mine and lower production at the Esterhazy and Belle Plaine mines as discussed in the three-month discussion above.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Nine months ended
	September 30,		2026-2025		September 30,		2026-2025
(in millions, except price per tonne or unit)	2026	2025	Change	Percent	2026	2025	Change	Percent
Net Sales	$1,254.0	$1,592.2	$(338.2)	(21)%	$3,224.9	$3,700.9	$(476.0)	(13)%
Cost of goods sold	1,227.3	1,409.8	(182.5)	(13)%	3,157.4	3,229.8	(72.4)	(2)%
Gross margin	$26.7	$182.4	$(155.7)	(85)%	$67.5	$471.1	$(403.6)	(86)%
Gross margin as a percent of net sales	2%	11%			2%	13%
Sales volume (in thousands of metric tonnes)
Fertilizer produced in Brazil sold to third parties(a)	116	363	(247)	(68)%	663	1,081	(418)	(39)%
Fertilizer produced in Brazil sold through distribution	291	685	(394)	(58)%	982	1,709	(727)	(43)%
Purchased nutrients for distribution	1,487	1,755	(268)	(15)%	3,387	4,092	(705)	(17)%
Total Mosaic Fertilizantes Segment Tonnes	1,894	2,803	(909)	(32)%	5,032	6,882	(1,850)	(27)%
Realized prices ($/tonne)
Average finished product selling price(b)	$625	$518	$107	21%	$581	$486	$95	20%
Brazil MAP price (delivered price to third party)	$850	$738	$112	15%	$794	$713	$81	11%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	102	45	57	127%	221	128	93	73%
MicroEssentials® from Mosaic	96	270	(174)	(64)%	629	672	(43)	(6)%
Potash from Mosaic/Canpotex	252	919	(667)	(73)%	1,454	1,781	(327)	(18)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$926	$576	$350	61%	$794	$619	$175	28%
Sulfur (long ton)	$723	$325	$398	122%	$532	$275	$257	93%
Blended rock (metric tonne)	$121	$99	$22	22%	$108	$97	$11	11%
Production volume (in thousands of metric tonnes)	273	938	(665)	(71)%	1,395	2,779	(1,384)	(50)%
______________________________
(a) Excludes internally produced volumes used in purchased nutrients for distribution.
(b) Average finished product selling price is calculated as finished goods sales revenue divided by finished goods sales volumes.
Three months ended September 30, 2026 and September 30, 2025
The Mosaic Fertilizantes segment’s net sales decreased to $1,254.0 million for the three months ended September 30, 2026, compared to the prior year period of $1,592.2 million. The $338.2 million decrease in net sales from the prior year period was driven by lower finished good sales volumes, which unfavorably impacted net sales by approximately $480 million. In addition, decreased sales volumes and selling prices of other products, primarily gypsum, unfavorably impacted net sales by approximately $70 million. These impacts were partially offset by higher finished product sales prices, which favorably impacted net sales by approximately $210 million.
Our average finished product selling price was $625 per tonne for the three months ended September 30, 2026, compared to $518 per tonne for the same period a year ago, due to the factors discussed in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased 32% for the three months ended September 30, 2026, compared to the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Mosaic Fertilizantes segment decreased to $26.7 million for the three months ended September 30, 2026, from $182.4 million in the same period of the previous year. The decrease in gross margin was primarily attributable to unfavorable sales volume impacts of approximately $120 million compared to the prior year period. In addition, gross margin was negatively impacted by approximately $140 million of higher product costs in our distribution operations and approximately $70 million of increased raw material costs, primarily sulfur and ammonia, in our production operations. Gross margin was further affected by approximately $40 million of higher turnaround, idle and unabsorbed fixed costs associated with lower production levels in the current-year period and lower margins of approximately $20 million on other product sales. These impacts were partially offset by higher average selling prices, which contributed approximately $210 million to gross margin and lower freight expense of approximately $25 million compared with the prior-year period.
The average consumed price for ammonia for our Brazilian operations increased to $926 per tonne for the three months ended September 30, 2026, compared to $576 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations increased to $723 per long ton for the three months ended September 30, 2026, compared to $325 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 71% for the three months ended September 30, 2026, compared to the prior year period. This was primarily due to idling the Araxá, Fospar and Catalão facilities and lower production at the Uberaba facility, due to limited sulfur availability in the current year period. For the three months ended September 30, 2026 our phosphate operating rate decreased to 27%, compared to 84% in the same period of the prior year.
For the three months ended September 30, 2026 our Brazilian phosphate rock production decreased to 0.2 million tonnes compared to 1.1 million in the prior year period, due to idling the Patrocínio mine and curtailing production at the Catalão and Tapira mines in Brazil in the current year period.
Nine months ended September 30, 2026 and 2025
The Mosaic Fertilizantes segment’s net sales were $3,224.9 million for the nine months ended September 30, 2026, compared to $3,700.9 million in the same period of the prior year. The decrease from the prior year period was primarily the result of lower finished goods sales volumes, which reduced net sales by approximately $910 million, partially offset by the favorable impact of higher average selling prices of approximately $490 million. In addition, lower sales volumes of other products, primarily gypsum, negatively impacted net sales by approximately $55 million in the current year period.
The average finished product selling price increased $95 per tonne, to $581 per tonne for the nine months ended September 30, 2026, compared to $486 per tonne in the prior year period, primarily due to the global pricing environment mentioned in the Overview.
The Mosaic Fertilizantes segment’s sales volume decreased to 5.0 million tonnes for the nine months ended September 30, 2026, from 6.9 million tonnes in the same period a year ago, due to factors discussed in the Overview.
Gross margin for the nine months ended September 30, 2026 decreased to $67.5 million from $471.1 million in the same period in the prior year. The decrease was primarily attributable to higher product costs of approximately $350 million in our distribution operations, higher raw material costs, primarily sulfur, of approximately $220 million in our production operations and lower sales volume impacts of approximately $200 million in the current year period. Additionally, gross margin was unfavorably impacted by approximately $80 million of higher turnaround, idle and unabsorbed fixed costs resulting from lower production levels in the current year period and lower margins of approximately $20 million on other product sales. The accelerated depreciation expense associated with the idling of mining operations at Patrocínio further impacted gross margin by approximately $50 million in the current year period. These impacts were partially offset by the higher average sales prices of approximately $490 million and lower freight expenses of approximately $30 million compared to the prior year period.
The average consumed price for ammonia for our Brazilian operations increased to $794 per tonne for the nine months ended September 30, 2026, compared to $619 per tonne in the prior year period. The average consumed sulfur price for our Brazilian operations increased to $532 per long ton for the nine months ended September 30, 2026, compared to $275 per long ton in the prior year period. The purchase prices of ammonia and sulfur are driven by global supply and demand, and also include transportation, transformation and storage costs.
The Mosaic Fertilizantes segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased 50% compared to the prior year period. This was primarily due to idling our Araxá and Fospar facilities in the first quarter of 2026 and lower production at our Uberaba and Catalão facilities due to limited sulfur availability in the current year period. This resulted in our phosphate operating rate decreasing to 46% for the nine months ended September 30, 2026 compared to 82% in the same period of the prior year.
For the nine month period ended September 30, 2026, our Brazilian phosphate rock production decreased to 1.6 million tonnes, from 3.1 million tonnes in the prior year period due to idling the Patrocínio mine and curtailing production at the Catalão and Tapira mines in Brazil in the current year period.
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
For the three months ended September 30, 2026, gross margin for Corporate, Eliminations and Other was $5.7 million, compared to $(9.9) million for the same period in the prior year. The increase was primarily attributable to the absence of net unrealized loss on derivatives in the current year period, as the prior year period included approximately $25 million of such loss. This favorable impact was partially offset by an unfavorable $5 million change in the elimination of profit on intersegment sales and other costs of approximately $5 million.
For the three months ended September 30, 2026, sales in China and India, collectively, resulted in revenue of $83.0 million and gross margin of $9.0 million in the current year period, compared to revenue of $112.4 million and gross margin of $13.2 million in the prior year period. The China and India gross margin was unfavorably impacted by lower sales volumes.
For the nine months ended September 30, 2026, gross margin for Corporate, Eliminations and Other was $17.7 million, compared to $60.1 million for the same period in the prior year. The decrease was primarily attributable to an unfavorable change of approximately $80 million in net unrealized derivative gains and losses as the current year period included approximately $3 million of net unrealized loss compared to approximately $83 million of net unrealized gains in the prior-year period. This unfavorable impact was partially offset by a favorable change in the elimination of profit on intersegment sales, which increased gross margin by approximately $40 million compared to the prior year period.
Sales in China and India, collectively, resulted in revenue of $439.9 million and gross margin of $50.6 million, in the current year period, compared to revenue of $392.3 million and gross margin of $53.2 million in the prior year period. The China and India gross margin was unfavorably impacted by higher product costs in the current year period, mostly offset by higher average selling prices compared to the prior year period.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2026-2025		September 30,		2026-2025
(in millions)	2026	2025	Change	Percent	2026	2025	Change	Percent
Selling, general and administrative expenses	$124.4	$125.5	$(1.1)	(1)%	$391.9	$415.3	$(23.4)	(6)%
Loss on assets sold and to be sold	—	73.1	(73.1)	(100)%	238.8	73.1	$165.7	NM
Other operating expense	56.3	13.9	42.4	NM	408.7	148.2	260.5	176%
Interest expense	(79.7)	(59.3)	(20.4)	34%	(222.4)	(177.7)	(44.7)	25%
Interest income	20.2	13.7	6.5	47%	44.8	38.4	6.4	17%
Interest expense, net	(59.5)	(45.6)	(13.9)	30%	(177.6)	(139.3)	(38.3)	27%
Foreign currency transaction gain (loss)	38.3	(1.2)	39.5	NM	36.5	301.3	(264.8)	(88)%
Other income (expense)	14.5	306.3	(291.8)	(95)%	(44.0)	391.7	(435.7)	NM
(Benefit) provision for income taxes	(37.9)	175.5	(213.4)	NM	(102.7)	384.8	(487.5)	NM

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2026 decreased slightly by $1.1 million compared to the same period of the prior year. The current period reflects cost reduction efforts mostly offset by the impact of inflation.
Selling, general and administrative expenses for the nine months ended September 30, 2026 decreased by $23.4 million compared to the same period of prior year. The current year period includes approximately $6 million related to bad debt reserves in the Mosaic Fertilizantes segment compared to approximately $33 million in the prior year. The current period also reflects cost reduction efforts mostly offset by the impact of inflation mentioned above.
Loss On Assets Sold and To Be Sold
For the nine months ended September 30, 2026, the Company recorded losses on assets to be sold of $238.8 million. During the nine months ended September 30, 2026, the Company completed the sale of the Carlsbad, New Mexico facility, which resulted an impairment loss of $6.2 million related to the finalization of the transaction. In the first quarter of 2026, the Company committed to a plan to dispose of the Araxá mining and chemical complex in Brazil and classified the disposal group as held for sale. This resulted in an impairment loss of approximately $232.6 million in the nine months ended September 30, 2026. See further discussion in Note 18 of our Notes to Consolidated Financial Statements. The prior year amount included an impairment loss of approximately $73 million related to the sale of the Taquari potash mine in Brazil.
Other Operating Expense
For the three months ended September 30, 2026, other operating expenses were $56.3 million, up from $13.9 million reported for the same period of the prior year. In the current year period, the Company incurred approximately $20 million of higher environmental reserves compared to the prior year period, higher costs of approximately $14 million related to indefinitely idled facilities in Brazil and restructuring expense of approximately $10 million. These impacts were partially offset by approximately $18 million related to a legal settlement and approximately $18 million related to the refund of tariffs in the current year period. In addition, the prior year period benefitted from the recovery of customer receivables in Brazil of approximately $27 million, which did not recur in the current year period.
For the nine months ended September 30, 2026, other operating expense was $408.7 million, up from $148.2 million reported for the same period of the prior year. In the nine months ended September 30, 2026, the Company recorded charges of approximately $69 million related to engineering and equipment costs associated with the decision to not proceed with a project based on finalization of assessments made in the second quarter of 2026 and restructuring charges of approximately $15 million. Additionally, the Company recorded charges totaling approximately $159 million in connection with the decision to divest of the Araxá mining and chemical complex and idle the related mining activities at the Patrocínio complex in Brazil. These expenses consisted of approximately $72 million for contract terminations, $56 million for impairment of property, plant and equipment, $21 million for write‑off of inventory and other costs, and $10 million for severance and other employee costs. The Company also incurred approximately $51 million of idle costs related to these sites. Partially offsetting these expenses was a gain on the sale of land in Florida of approximately $31 million recorded in the current year period as well as the legal settlement and tariff refund mentioned above in the three-month discussion. The prior year period benefitted from the recovery of customer receivables in Brazil mentioned in the three-month discussion.
Interest Expense, Net
For the three and nine months ended September 30, 2026, net interest expense was $59.5 million and $177.6 million, respectively, compared to $45.6 million and $139.3 million for the three and nine months ended September 30, 2025, respectively. The increase was primarily due to higher debt levels in the current year periods.
Foreign Currency Transaction Gain
For the three and nine months ended September 30, 2026, fluctuations in foreign currency rates of the Canadian dollar and Brazilian real relative to the U.S. dollar led to transaction gains of $38.3 million and $36.5 million compared to a loss of $1.2 million and a gain of $301.3 million for the same periods of the prior year.
Other Income (Expense)
For the three months ended September 30, 2026, we reported other income of $14.5 million compared to other income of $306.3 million for the same period in the prior year. The decrease in other income was driven by an unrealized mark-to-market gain of $38 million on our investment in Ma’aden shares for the three months ended September 30, 2026 compared to an unrealized gain of $308 million in the prior year period. For the three months ended September 30, 2026, we also incurred a loss on the extinguishment of debt of approximately $13 million and realized a loss of approximately $12 million on marketable securities held in the RCRA Trusts.
For the nine months ended September 30, 2026, we reported other expense of $44.0 million, compared to other income of $391.7 million for the same period in the prior year. The decrease in other income was driven by an unrealized mark-to-market loss of $11 million on our investment in Ma’aden shares for the nine months ended September 30, 2026, compared to unrealized gains of $408 million in the prior year period. We also realized a loss of approximately $15 million on marketable securities held in the RCRA Trusts and incurred a loss on the extinguishment of debt of approximately $13 million in the current year period.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2026	36.7%	$(37.9)
September 30, 2025	29.3%	$175.5

Nine months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2026	14.9%	$(102.7)
September 30, 2025	26.1%	$384.8
Income tax expense was a benefit of $37.9 million and $102.7 million, and the effective tax rate was 36.7% and 14.9%, for the three and nine months ended September 30, 2026.
For the three and nine months ended September 30, 2026, discrete tax items recorded in tax expense was an expense of approximately $10.7 million and $17.8 million. The net tax expense consisted primarily of changes in valuation allowance, share-based excess costs and the true-up of estimates, partially offset by the tax effects of notable items recorded as discrete. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $272.6 million, short-term debt of $0.5 billion, long-term debt, including current maturities, of approximately $5.4 billion, and stockholders’ equity of approximately $11.5 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety of our employees and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including by paying dividends. During the nine months ended September 30, 2026, we paid cash dividends of $210.6 million and invested $1.0 billion in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives, debt repayments and expected dividend payments, for the next 12 months and beyond. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of September 30, 2026, we had approximately $0.6 billion available under our uncommitted facilities and $2.5 billion available under our $2.5 billion commercial paper program that is backed by the revolving credit facility. We consider amounts borrowed under our commercial paper program as a reduction of availability under our revolving credit facility. Our credit facilities, including the revolving credit facility, require us to maintain certain financial ratios, as discussed in Note 11 of our Notes to Consolidated Financial Statements in our 10-K Report and as discussed in Note 9 to our Condensed Consolidated Financial Statements in this report. We were in compliance with these ratios as of September 30, 2026.
All of our cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2026. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the nine months ended September 30, 2026 and September 30, 2025:

(in millions)	Nine months ended
	September 30,		2026-2025
Cash Flow	2026	2025	Change	Percent
Net cash provided by operating activities	$556.0	$880.9	$(324.9)	(37)%
Net cash used in investing activities	(953.9)	(1,022.2)	68.3	(7)%
Net cash provided by (used in) financing activities	419.3	(9.4)	428.7	NM
Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was $556.0 million, compared to net cash provided by operating activities of $880.9 million for the same period in the prior year. Our results of operations, after non-cash adjustments, contributed $636.8 million to cash flows from operating activities during the nine months ended September 30, 2026, compared to $1,479.8 million as computed on the same basis as the prior year period. During the nine months ended September 30, 2026, we had an unfavorable change in assets and liabilities of $80.8 million, compared to an unfavorable change of $598.9 million during the nine months ended September 30, 2025.
The change in assets and liabilities for the nine months ended September 30, 2026 was primarily driven by unfavorable changes in accounts payable and accrued liabilities of $280.2 million and a change in asset retirement obligations (“AROs”) of $132.9 million, partially offset by favorable impacts from decreases in accounts receivable of $69.6 million and inventories of $187.9 million. The decrease in accounts payable and accrued liabilities was primarily due to lower inventory purchases and timing of payments while the change in AROs was primarily due to payments for our ongoing obligations. Accounts receivable decreased primarily due to lower sales volumes at the end of the third quarter of 2026 compared to the fourth quarter of 2025. The decrease in inventories was primarily related to a decrease in inventory volumes in Mosaic Fertilizantes due to seasonality and recent production curtailments caused by the lack of sulfur availability.
Investing Activities
Net cash used in investing activities was $953.9 million for the nine months ended September 30, 2026, compared to $1,022.2 million for the same period a year ago. We had capital expenditures of $958.6 million for the nine months ended September 30, 2026, compared to $1,009.8 million in the prior year period. For the nine months ended September 30, 2026, we received proceeds from the sale of assets of $34.7 million compared to $6.0 million in the prior year period.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $419.3 million, compared to net cash used in financing activities of $9.4 million for the same period in the prior year. During the nine months ended September 30, 2026, we received net proceeds of $1,011.1 million from long-term debt, primarily due to our issuing new senior notes of $2 billion and accessing a $500 million term loan. In addition, we received net proceeds of $203.5 million under our inventory financing arrangement. During the current year period, we had net payments of $451.9 million under other short-term debt arrangements, paid dividends of $210.6 million and made net payments on our structured accounts payable arrangements of $90.6 million.
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
As of September 30, 2026 and December 31, 2025, the fair value of our major foreign currency exchange contracts was $0.2 million and $1.0 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2026				As of December 31, 2025
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Years ending December 31,
	2026	2027	2028		2026	2027
Foreign Currency Exchange Forwards
Canadian Dollar				$—			$2.4
Notional (million US$) - long Canadian dollars	$—	$—	$—		$181.1	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	—	—	—		1.3859	—
Indian Rupee				$0.3			$0.5
Notional (million US$) - short Indian rupee	$21.5	$9.0	$—		$42.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	95.7760	95.8078	—		89.0340	—
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$0.1			$(1.4)
Notional (million US$) - long Brazilian real	$111.0	$—	$—		$95.0	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.2235	—	—		5.6132	—
Notional (million US$) - short Brazilian real	$172.0	$—	$—		$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.2024	—	—		—	—
Indian Rupee				$0.1			$—
Notional (million US$) - short Indian rupee	$29.6	$—	$—		$28.8	$—
Weighted Average Rate - Indian rupee to U.S. dollar	95.8020	—	—		90.1810	—
China Renminbi				$(0.3)			$(0.5)
Notional (million US$) - short China renminbi	$83.0	$—	$—		$86.4	$—
Weighted Average Rate - China renminbi to U.S. dollar	6.7604	—	—		7.0585	—
Total Fair Value				$0.2			$1.0

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of September 30, 2026 and December 31, 2025, the fair value of our natural gas commodities contracts was zero and $(0.4) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2026			As of December 31, 2025
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2026	2027	Fair Value	2026	2027	Fair Value
Natural Gas Swaps			$0.0			$(0.4)
Notional (million MMBtu) - long	—	—		0.9	—
Weighted Average Rate (US$/MMBtu)	$—	$—		$2.53	$—
Total Fair Value			$0.0			$(0.4)

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the quarter ended September 30, 2026.

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
Moroccan and Russian producers have initiated actions at the U.S. Court of International Trade (“CIT”) and the U.S. Court of Appeals for the Federal Circuit (“CAFC”) seeking to overturn the orders. Mosaic has also made claims contesting certain aspects of DOC’s final determinations that, we believe, failed to capture the full extent of Moroccan and Russian subsidies. These litigation challenges remain underway. The CIT is reviewing DOC’s second remand redetermination for the CVD investigation for Morocco and the DOC’s final determination in the second administrative review for Morocco and third administrative review for Russia. The CIT recently reaffirmed the ITC’s affirmative injury determination following a second remand and the DOC’s second remand redetermination for the first administrative review for Russia. Both decisions have been appealed to the CAFC. The CAFC is also reviewing Mosaic’s challenge to DOC’s determination in the first administrative review for Morocco.
When a CVD order is in place, DOC normally conducts annual administrative reviews, which establish a final CVD assessment rate for past imports during a defined period, and a CVD cash deposit rate for future imports. In November 2023, DOC announced the final results of the first administrative reviews for the CVD orders on phosphate fertilizers for Russia and Morocco covering the period November 30, 2020 to December 31, 2021. DOC calculated new subsidy rates of 2.12% for Moroccan producer OCP (revised to 2.11% on remand) and 28.50% for Russian producer PhosAgro (revised to 22.86% on remand). In addition, in November and December 2024, DOC announced the final results of the second administrative reviews for the CVD orders on phosphate fertilizers from Russia and Morocco covering calendar year 2022. DOC calculated subsidy rates of 16.60% for OCP and 18.21% for PhosAgro. In April 2026, DOC announced the final results of the third administrative review for the CVD order on phosphate fertilizers from Russia covering calendar year 2023. DOC calculated a subsidy rate of 12.71% for JSC Apatit, the only Russian producer subject to review. Mosaic, as well as parties that oppose the duties, have appealed the final results of these reviews. The applicable final CVD assessment rates and cash deposit rates for imports of phosphate fertilizer from Morocco and Russia could change as a result of these various proceedings and potential associated appeals, whether in federal courts or at the World Trade Organization.
DOC and the ITC are also conducting the first five-year sunset reviews of the CVD orders, which were initiated on March 2, 2026. DOC issued the final results of the sunset review for Russia on June 30, 2026, finding that revocation of the CVD order on phosphate fertilizers from Russia would be likely to lead to continuation or recurrence of countervailable subsidies. DOC issued the final results of the sunset review for Morocco on October 30, 2026, also finding that revocation of the CVD order on phosphate fertilizers from Morocco would be likely to lead to continuation or recurrence of countervailable subsidies. The ITC is expected to issue a final determination in its sunset review in Q2 2027.
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
On June 23, 2026, plaintiffs filed a motion to amend their complaint to add a new class representative for the proposed plaintiffs’ class residing at the Paradise Lakes housing community. On July 9, 2026, the court granted the plaintiffs’ request. The class certification hearing now is scheduled for January 8, 2027.
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
Miski Mayo appealed the decision, and in September 2026, the OEFA Tribunal partially granted the appeal. The decision is currently under review.
Uncle Sam Plant Sulfuric Acid Consent Decree Compliance Review. In August 2024, EPA Region 6 initiated a review of Mosaic’s compliance with the Consent Decree entered in United States v. Mosaic Fertilizer, LLC, No. 2:09-cv-06662-AJM-JCW (E.D. La. Dec. 23, 2009). EPA has alleged that the Company failed to comply with certain requirements of the Consent Decree and referred the matter to the U.S. Department of Justice for consideration of stipulated penalties. Discussions with EPA Region 6 and DOJ are ongoing.
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
During the quarter ended September 30, 2026, we did not purchase any shares of our common stock under our Board approved stock repurchase programs.

ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During our fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

4.1	Form of 5.350% senior notes due 2031	Exhibit 4.1 to Mosaic’s Current Report on Form 8-K dated August 17, 2026, and filed on August 17, 2026

4.2	Form of 5.650% senior notes due 2034	Exhibit 4.2 to Mosaic’s Current Report on Form 8-K dated August 17, 2026, and filed on August 17, 2026

4.3	Form of 5.900% senior notes due 2036	Exhibit 4.3 to Mosaic’s Current Report on Form 8-K dated August 17, 2026, and filed on August 17, 2026

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ Russell A. Flugel

Vice President and Controller
(on behalf of the registrant and as principal accounting officer)
November 4, 2026